Form 10-Q
period 2013-09-30
Conatus Pharmaceuticals Inc
filed 2013-11-14
CIK 1383701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of October 31, 2013, the registrant had 15,619,879 shares of Common Stock ($0.0001 par value) outstanding.

CONATUS PHARMACEUTICALS INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Conatus Pharmaceuticals Inc.

(a development stage company)

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$35,135,391	$4,036,091
Marketable securities	24,456,557	3,989,473
Prepaid and other current assets	613,612	76,184

Total current assets	60,205,560	8,101,748
Property and equipment, net	21,805	29,604
Other assets	14,395	14,395

Total assets	$60,241,760	$8,145,747

Liabilities, convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable and accrued expenses	$774,540	$1,087,346
Accrued compensation	381,070	325,555

Total current liabilities	1,155,610	1,412,901
Convertible preferred stock warrant liability	—	160,345
Note payable	1,000,000	1,000,000
Series A Convertible Preferred Stock, $0.0001 par value; 44,827,538 shares authorized, 0 and 42,494,218 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	—	32,208,532
Series B Convertible Preferred Stock, $0.0001 par value; 50,300,000 shares authorized, 0 and 36,417,224 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	—	31,699,840
Stockholders’ equity (deficit):
Common stock, $0.0001 par value, 120,000,000 shares authorized at September 30, 2013 and December 31, 2012, 15,619,879 shares issued and 15,335,069 shares outstanding, excluding 284,810 shares subject to repurchase at September 30, 2013, 1,207,091 shares issued and 1,052,606 shares outstanding, excluding 154,485 shares subject to repurchase, at December 31, 2012	1,562	105
Additional paid-in capital	127,377,725	470,982
Accumulated other comprehensive income	11,732	551
Deficit accumulated during the development stage	(69,304,869)	(58,807,509)

Total stockholders’ equity (deficit)	58,086,150	(58,335,871)

Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$60,241,760	$8,145,747

See accompanying notes.

Conatus Pharmaceuticals Inc.

(a development stage company)

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from July 13, 2005 (Inception) to
	2013	2012	2013	2012	September 30, 2013
Operating expenses:
Research and development	$1,885,567	$1,774,322	$3,970,441	$4,022,462	$44,795,589
General and administrative	1,107,668	737,460	2,526,894	2,169,685	20,643,486

Total operating expenses	2,993,235	2,511,782	6,497,335	6,192,147	65,439,075
Other income (expense):
Interest income	7,788	5,705	7,920	22,327	1,366,670
Interest expense	(203,917)	(17,500)	(417,661)	(52,500)	(1,192,490)
Other income (expense)	7,911	(4,354)	(7,040)	(39)	234,359
Other financing expense	(139,328)	(56,700)	(3,576,750)	(91,793)	(4,267,839)

Total other expense	(327,546)	(72,849)	(3,993,531)	(122,005)	(3,859,300)

Net loss	(3,320,781)	(2,584,631)	(10,490,866)	(6,314,152)	(69,298,375)
Other comprehensive income (loss):
Net unrealized gains (losses) on marketable securities	11,732	(1,571)	11,181	6,812	11,732

Comprehensive loss	$(3,309,049)	$(2,586,202)	$(10,479,685)	$(6,307,340)	$(69,286,643)

Reconciliation of net loss to net income (loss) applicable to common stockholders:
Net loss	$(3,320,781)	$(2,584,631)	$(10,490,866)	$(6,314,152)	$(69,298,375)
Gain on extinguishment of convertible preferred stock	—	—	11,491,043	—	11,491,043
Deemed distribution from promissory note issuance	—	—	(474,561)	—	(474,561)
Net income applicable to participating securities	—	—	(525,616)	—	—

Net income (loss) applicable to common stockholders-basic	$(3,320,781)	$(2,584,631)	$—	$(6,314,152)	$(58,281,893)

Net income (loss) per share applicable to common stockholders: (Note 2)
Basic	$(0.28)	$(2.55)	$—	$(6.24)	$—
Diluted	$(0.28)	$(2.55)	$—	$(6.24)	$—
Weighted average shares outstanding used in computing net income (loss) per share applicable to common stockholders:
Basic	11,664,328	1,012,117	4,660,027	1,012,117	—
Diluted	11,664,328	1,012,117	4,660,027	1,012,117	—

See accompanying notes.

Conatus Pharmaceuticals Inc.

(a development stage company)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,		Period From July 13, 2005 (Inception) to
	2013	2012	September 30, 2013
Operating activities
Net loss	$(10,490,866)	$(6,314,152)	$(69,298,375)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	7,799	6,242	207,065
Share-based compensation expense	101,379	105,751	498,761
Noncash other financing expense	3,618,093	91,793	4,802,291
Acquisition of in-process research and development	—	—	1,250,000
Share-based compensation in lieu of salaries	—	—	659,224
Noncash license expense	—	—	2,249,999
Amortization (accretion) of premium (discount) on investments	42,936	146,676	(78,680)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(537,428)	2,239	(613,612)
Other asset	—	—	(14,395)
Accounts payable and accrued expenses	(312,806)	(242,306)	818,376
Accrued compensation	17,634	(273,585)	330,709

Net cash used in operating activities	(7,553,259)	(6,477,342)	(59,188,637)
Investing activities
Maturities of investments	3,725,000	14,528,000	104,507,865
Purchase of investments	(24,223,839)	(7,567,942)	(128,874,010)
Cash paid to acquire in-process research and development	—	—	(250,000)
Capital expenditures	—	(15,016)	(228,870)

Net cash provided by (used in) investing activities	(20,498,839)	6,945,042	(24,845,015)
Financing activities
Issuance of promissory notes	1,001,439	—	7,201,439
Issuance of warrants	113	—	347
Distribution to wholly owned subsidiary in connection with spin-off of Idun	(500,000)	—	(500,000)
Issuance of preferred stock for cash, net of offering costs	—	—	53,731,226
Public offering costs	(2,771,546)	—	(2,771,546)
Issuance of common stock	61,421,392	14,585	61,507,577

Net cash provided by financing activities	59,151,398	14,585	119,169,043

Net increase in cash and cash equivalents	31,099,300	482,285	35,135,391
Cash and cash equivalents at beginning of period	4,036,091	3,072,839	—

Cash and cash equivalents at end of period	$35,135,391	$3,555,124	$35,135,391

Supplemental disclosure of cash flow information:
Cash paid for interest	$71,083	$52,500	$240,639

Supplemental schedule of non-cash investing and financing activities:
Conversion of notes payable for preferred stock	$—	$—	$6,736,946

Issuance of warrants in conjunction with debt	$625,792	$—	$2,361,223

Issuance of note payable related to acquisition of in-process research and development	$—	$—	$1,000,000

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

As of September 30, 2013, the Company has devoted substantially all of its efforts to product development, and has not realized revenues from its planned principal operations. Accordingly, the Company is considered to be in the development stage.

The Company has a limited operating history and the sales and income potential of the Company’s business and market are unproven. The Company has experienced net losses since its inception, and, as of September 30, 2013, had an accumulated deficit of $69,304,869. The Company expects to continue to incur net losses for at least the next several years. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure.

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

In July 2013, the Company implemented a 1-for-8.25 reverse stock split of its outstanding common stock. The accompanying condensed consolidated financial statements give effect to the reverse split for all periods presented.

In July 2013, the Company completed the IPO of 6,000,000 shares of common stock at an offering price of $11.00 per share. The Company received net proceeds of approximately $59.0 million, after deducting underwriting discounts, commissions and offering-related transaction costs.

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

Investments

The Company classifies its investments as available-for-sale and records such assets at estimated fair value in the balance sheet, with unrealized gains and losses, if any, reported as a component of other comprehensive income (loss) within the statements of operations and comprehensive loss and as a separate component of stockholders’ equity (deficit). The Company invests its excess cash balances primarily in corporate debt securities and money market funds with strong credit ratings. Realized gains and losses are calculated on the specific identification method and recorded as interest income. There have been no realized gains and losses for the periods ending September 30, 2013, the year ended December 31, 2012, and for the period from July 13, 2005 (inception) to September 30, 2013.

At each balance sheet date, the Company assesses available-for-sale securities in an unrealized loss position to determine whether the unrealized loss is other-than-temporary. The Company considers factors including: the significance of the decline in value compared to the cost basis, underlying factors contributing to a decline in the prices of securities in a single asset class, the length of time the market value of the security has been less than its cost basis, the security’s relative performance versus its peers, sector or asset class, expected market volatility and the market and economy in general. When the Company determines that a decline in the fair value below its cost basis is other-than-temporary, the Company recognizes an impairment loss in the year in which the other-than-temporary decline occurred. There have been no other-than-temporary declines in value of marketable securities for the periods ended September 30, 2013, the year ended December 31, 2012, and for the period from July 13, 2005 (inception) to September 30, 2013, as it is more likely than not the Company will hold the securities until maturity or a recovery of the cost basis.

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

Long-Lived Assets

The Company regularly reviews the carrying value and estimated lives of all of its long-lived assets, including property and equipment to determine whether indicators of impairment may exist which warrant adjustments to carrying values or estimated useful lives. The determinants used for this evaluation include management’s estimate of the asset’s ability to generate positive income from operations and positive cash flow in future periods as well as the strategic significance of the assets to the Company’s business objective. Should an impairment exist, the impairment loss would be measured based on the excess of the carrying amount of the asset’s fair value. The Company has not recognized any impairment losses through September 30, 2013.

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

Convertible Preferred Stock Warrant Liability

The Company has issued freestanding warrants exercisable to purchase shares of its Series A and Series B convertible preferred stock. These warrants were classified as a liability in the accompanying consolidated balance sheets prior to the completion of the IPO, as the terms for redemption of the underlying security were outside the Company’s control. The Series A convertible preferred stock warrants were recorded at fair value using the Black-Scholes option pricing model. The Series B convertible preferred stock warrants were recorded at fair value using a Monte Carlo model. The fair value of all warrants, except as noted below, was remeasured at each financial reporting date using the Black-Scholes option pricing model with any changes in fair value being recognized in other financing income (expense), a component of other income (expense), in the accompanying statements of operations. The Company ceased the remeasurement of the fair value upon exercise of the Series A warrants, and the Series B warrants becoming exercisable for shares of common stock, immediately prior to the completion of the Company’s IPO in July 2013.

Comprehensive Loss

The Company is required to report all components of comprehensive loss, including net loss, in the consolidated financial statements in the period in which they are recognized. Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from nonowner sources, including unrealized gains and losses on investments. Comprehensive gains (losses) have been reflected in the condensed consolidated statements of operations and comprehensive loss for all periods presented.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Numerator:
Net income (loss) applicable to common stockholders	$(3,320,781)	$(2,584,631)	$—	$(6,314,152)

Denominator for basic and diluted net income (loss) per share:
Weighted average common shares outstanding for basic and diluted	11,664,328	1,012,117	4,660,027	1,012,117

Net income (loss) per share applicable to common stockholders:
Basic	$(0.28)	$(2.55)	$—	$(6.24)
Diluted	$(0.28)	$(2.55)	$—	$(6.24)

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because to do so would be anti-dilutive.

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Convertible preferred stock	—	9,565,021	—	9,565,021
Warrants to purchase preferred stock-Series A	—	280,675	—	280,675
Common stock warrants	149,704	—	149,704	—
Common stock options	730,590	549,411	730,590	549,411
Common stock subject to repurchase	284,810	176,781	284,810	176,781

Total	1,165,104	10,571,888	1,165,104	10,571,888

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

Level 1:	Includes financial instruments for which quoted market prices for identical instruments are available in active markets.

Level 2:	Includes financial instruments for which there are inputs other than quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets with insufficient volume or infrequent transaction (less active markets) or model-driven valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3:	Includes financial instruments for which fair value is derived from valuation techniques in which one or more significant inputs are unobservable, including management’s own assumptions.

Below is a summary of assets and liabilities measured at fair value as of September 30, 2013 and December 31, 2012.

		Fair Value Measurements Using
	September 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds	$34,521,369	$34,521,369	$—	$—
Corporate debt securities	22,698,842	—	22,698,842	—
Debt securities in government sponsored entities	1,502,715	—	1,502,715	—
Municipal bonds	255,000	—	255,000	—

Total assets	$58,977,926	$34,521,369	$24,456,557	$—

		Fair Value Measurements Using
	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds	$3,874,153	$3,874,153	$—	$—
Municipal bonds	260,000	—	260,000	—
Corporate debt securities	3,729,473	—	3,729,473	—

Total assets	$7,863,626	$3,874,153	$3,989,473	$—

Liabilities
Convertible preferred stock warrant liability	$160,345	$—	$—	$160,345

Total liabilities	$160,345	$—	$—	$160,345

The Company’s marketable securities, consisting principally of debt securities, are classified as available-for-sale, are stated at fair value and consist of Level 2 financial instruments in the fair value hierarchy. The Company determines the fair value of its debt security holdings based on pricing from a service provider. The service provider values the securities based on using market prices from a variety of industry-standard independent data providers. Such market prices may be quoted prices in active markets for identical assets (Level 1 inputs) or pricing determined using inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs), such as, yield curve, volatility factors, credit spreads, default rates, loss severity, current market and contractual prices for the underlying instruments or debt, broker and dealer quotes, as well as other relevant economic measures.

The fair value of the convertible preferred stock warrant liability was determined based on “Level 3” inputs and utilized the Black-Scholes option pricing model for the Series A convertible preferred stock warrants. The Series B convertible preferred stock warrants utilized a Monte Carlo model. The warrant liabilities were marked to market before converting to equity at the IPO. The following table presents activity for the convertible preferred stock warrant liability measured at fair value using significant unobservable Level 3 inputs during the years ended December 31, 2012 and the nine months ended September 30, 2013.

Fair Value Measurements at Reporting Date Using Significant Unobservable Inputs (Level 3)
Balance at December 31, 2011	$68,786
Changes in fair value reflected as other financing expense	91,559

Balance at December 31, 2012	160,345
Issuance of preferred stock warrants	625,679
Changes in fair value reflected as other financing expense	3,457,184
Conversion to equity at IPO	(4,243,208)

Balance at September 30, 2013	$—

The fair value of the convertible promissory notes was determined based on “Level 3” inputs and valued the notes utilizing an estimated cost of debt from publicly available information on issuances of high yield fixed income securities issued by comparable companies. The Company concluded that a 15% discount rate was appropriate, resulting in an initial fair value for the notes of approximately $970,000. The discount was accreted to interest expense through the Company’s IPO and was accreted completely at IPO as the notes plus accrued interest converted to common stock at IPO. The following table presents activity for the convertible promissory notes measured at fair value using significant unobservable Level 3 inputs during the years ended December 31, 2012 and the nine months ended September 30, 2013.

Fair Value Measurements at Reporting Date Using Significant Unobservable Inputs (Level 3)
Balance at December 31, 2012	$—
Issuance of convertible promissory notes	970,000
Accretion of debt discount to interest expense	31,439
Conversion to equity at IPO	(1,001,439)

Balance at September 30, 2013	$—

4. Investments

The Company invests its excess cash in money market funds and debt instruments of financial institutions, corporations, and municipal bonds. The following tables summarize the Company’s marketable securities:

As of September 30, 2013	Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated fair value
Corporate debt securities	1 or less	$22,687,884	$10,958	$—	$22,698,842
Municipal bonds	1 or less	255,000	—	—	255,000
Debt securities in government sponsored entities	1-2 years	1,501,941	774	—	1,502,715

Total		$24,444,825	$11,732	$—	$24,456,557

5. Property and Equipment

Property and equipment consist of the following:

	Useful Life In Years	September 30, 2013	December 31, 2012
Furniture and fixtures	4	$112,876	$112,876
Computer equipment and office equipment	4	95,199	95,199
Leasehold improvements	4	3,645	3,645

		211,720	211,720
Less accumulated depreciation and amortization		(189,915)	(182,116)

		$21,805	$29,604

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

In May 2013, the Company entered into a note and warrant purchase agreement with certain existing investors pursuant to which it sold, in a private placement, an aggregate of $1.0 million of convertible promissory notes (the 2013 Notes), and issued warrants exercisable to purchase 1,124,026 shares of Series B Preferred Stock (the 2013 Warrants). The 2013 Notes accrued interest at a rate of 6% per annum and were due and payable on the earlier of (1) any date after November 30, 2013 upon which holders of 75% of the outstanding principal amount of all such 2013 Notes demand repayment, or (2) the occurrence of a change of control of the Company, subject in each case to their earlier conversion in the event the Company completed a qualified initial public offering or private placement of debt and/or equity. The 2013 Notes did not provide for any potential adjustments to the stated conversion rates other than in the event of stock splits, stock dividends and recapitalizations. The conversion of the 2013 Notes in the event of a qualified initial public offering or private placement of equity was deemed to be the predominant settlement mechanism. As this predominant settlement mechanism provided for the settlement of a fixed monetary amount in a variable number of equity instruments, the Company concluded that it was appropriate to recognize the 2013 Notes at fair value. The Company valued the 2013 Notes utilizing an estimated cost of debt from publicly available information on issuances of high yield fixed income securities issued by comparable companies. The Company concluded that a 15% discount rate was appropriate, resulting in an initial fair value for the 2013 Notes of approximately $970,000. Upon completion of the IPO, the 2013 Notes plus accrued interest automatically converted into 91,948 shares of common stock.

The 2013 Warrants were exercisable for an aggregate of 1,124,026 shares of Series B Preferred Stock at an exercise price of $0.90 per share. Upon completion of the IPO, the 2013 Warrants became exercisable for an aggregate of 136,236 shares of common stock at an exercise price of $7.43 per share. The 2013 Warrants will expire on May 30, 2018. The 2013 Warrants were initially accounted for as liabilities with changes in fair value recognized within the consolidated statement of operations. The Company determined that the initial value of the 2013 Warrants was $506,000. The 2013 Warrants were valued utilizing a Monte Carlo simulation of various weighted scenarios. Following the IPO, the 2013 Warrants were reclassified into equity at their fair value at the time of the completion of the IPO.

The valuation at the issuance of the 2013 Notes and 2013 Warrants resulted in a deemed distribution in the amount of $474,561 accounted for as a reduction in net income attributable to common stockholders.

In July 2013, the Company entered into a loan and security agreement, (the Credit Facility) with Oxford Finance LLC and Silicon Valley Bank (the Lenders). The Credit Facility provided funding for an aggregate principal amount of up to $15.0 million. The first term loan of the Credit Facility was funded in July 2013 in the amount of $1.0 million. On September 25, 2013, the Company prepaid the outstanding advances under the Credit Facility. Accordingly, the Credit Facility was terminated on September 25, 2013. In connection with the funding of the first term loan under the Credit Facility, the Company issued warrants to the Lenders to purchase up to an aggregate of 111,112 shares of Series B convertible preferred stock at an exercise price of $0.90 per share (Lender Warrants). The Lender Warrants will expire on July 3, 2023. The Lender Warrants were initially accounted for as liabilities with the changes in fair value recognized within the consolidated statement of operations.

The Lender Warrants were initially valued at $119,679, and such amount was recognized as additional expense. Upon completion of the IPO, the Lender Warrants became exercisable for an aggregate of 13,468 shares of common stock at an exercise price of $7.43 per share. Following the IPO, the Lender Warrants were reclassified into equity at their fair value at the time of the completion of the IPO.

7. Stockholders’ Equity (Deficit)

Common Stock

During 2005, the Company sold 727,273 shares of common stock to founders for approximately $6,000. During 2006, the Company sold 181,818 shares of common stock to founders for approximately $45,000, subject to certain restrictions that have since been released.

In July 2013, the Company implemented a 1-for-8.25 reverse stock split of its outstanding common stock. The accompanying condensed consolidated financial statements give effect to the reverse split for all periods presented.

In July 2013, the Company completed the IPO of 6,000,000 shares of common stock at an offering price of $11.00 per share. The Company received net proceeds of approximately $59.0 million, after deducting underwriting discounts, commissions and offering-related transaction costs.

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

In May 2007, the Company closed the second round of its Series A Preferred Stock financing, providing the Company with $22,000,000 in gross proceeds from the issuance of an additional 29,333,334 shares of Series A Preferred Stock (Second Closing). Additionally, the Company’s Board of Directors determined that the Company had obtained satisfactory completion of certain preclinical studies of its product candidate, which was licensed from Roche, which triggered an additional $3,500,000 payment in cash and $2,000,000, in the form of the issuance of an additional 2,666,666 shares of Series A Preferred Stock to Roche.

The holders of the Series A Preferred Stock were entitled to receive noncumulative dividends at a rate of $0.06 per share per annum. The Series A Preferred Stock dividends were payable when and if declared by the Company’s Board of Directors. As of September 30, 2013, the Company’s Board of Directors had not declared any dividends. The Series A Preferred Stock dividends were payable in preference and in priority to any dividends on common stock.

Included in the terms of the Series A Preferred Stock agreement were certain rights granted to the holders of the Series A Preferred Stock issued in the Initial Closing which obligated the Company to deliver additional shares of Series A Preferred Stock at a specified price in the future at the potential Second Closing based on the achievement of a milestone or at the option of the holders of the Series A Preferred Stock (the Tranche Right). The Series A Preferred Stock, based on its “deemed liquidation” terms, was classified outside of stockholder’s deficit. Accordingly, the Tranche Right to purchase additional shares was valued and classified as a liability in 2006 and 2007. The carrying value was adjusted at each reporting date for any material changes in its estimated fair value. The estimated fair value was determined using a valuation model which considered the probability of achieving a milestone, if any, the entity’s cost of capital, the estimated time period the Tranche Right would be outstanding, consideration received for the instrument with the Tranche Right, the number of shares to be issued to satisfy the Tranche Right, and at what price and any changes in the fair value of the underlying instrument to the Tranche Right. At December 31, 2006, the change in fair value of the Tranche Right was immaterial. In 2007, the change in fair value of the Tranche Right of $530,977 was recorded as other financing expense and the adjusted carrying value of the Tranche Right of $1,827,784 was reclassified to convertible preferred stock on the balance sheet upon the Second Closing in May 2007.

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

The holders of the Series B Preferred Stock were entitled to receive noncumulative dividends at a rate of $0.072 per share per annum. The Series B Preferred Stock dividends were payable when and if declared by the Company’s Board of Directors. As of September 30, 2013, the Company’s Board of Directors had not declared any dividends. The Series B Preferred Stock dividends were payable in preference and in priority to any dividends on common stock and Series A Preferred Stock.

The Series B Preferred Stock, based on its “deemed liquidation” terms, was classified outside of stockholders’ deficit.

On May 30, 2013, 15,576,789 shares of the Company’s convertible preferred stock were converted into 1,557,678 shares of common stock (188,808 shares on a post-reverse split basis) as a result of one preferred stock investor not purchasing a pro rata share of the 2013 Notes. As a result of this transaction, a gain on the extinguishment of preferred stock was recognized as income applicable to common stockholders and an addition to additional paid-in capital in the amount of $11,491,043, which represented the difference between the carrying value of the 15,576,789 shares of convertible preferred stock and the fair value of the 188,808 shares of common stock.

In connection with the IPO in July 2013, all 63,334,653 outstanding shares of convertible preferred stock converted into an aggregate of 7,676,914 shares of common stock.

Warrants

The Company issued warrants to purchase a total of 2,333,320 shares of Series A Preferred Stock in conjunction with a convertible bridge financing in 2010 and issued the 2013 Warrants and Lender Warrants in conjunction with a convertible bridge financing and Credit Facility funding in 2013. The Company initially accounted for the warrants as liabilities because they were exercisable for shares of preferred stock that was classified outside of permanent equity. The convertible preferred stock warrant liability was required to be recorded at fair value at the grant date of the warrants and the carrying value adjusted at each reporting date. The Company revalued the warrants at July 30, 2013 (date of IPO closing) and September 30, 2012, and recorded the change in the value of the warrants of $139,328 for the three months ended September 30, 2013 and $3,457,184 for the nine months ended September 30, 2013 as other financing expense. The Company recorded the change in the value of the warrants of $56,700 for the three months ended September 30, 2012 and $91,793 for the nine months ended September 30, 2012 as other financing expense. The Series A warrants converted to 280,675 shares of common stock as a result of the net exercise of such warrants at the IPO. Upon the completion of the IPO, the 2013 Warrants and the Lender Warrants became exercisable for an aggregate of 149,704 shares of common stock at an exercise price of $7.43 per share. Following the IPO, the 2013 Warrants and Lender Warrants were reclassified into equity at their fair value at the time of the completion of the IPO.

Common Stock

The following shares of common stock are reserved for future issuance at September 30, 2013:

Convertible common stock warrants	149,704
Stock options issued and outstanding	730,590
Authorized for future option grants	827,278

1,707,572

The following table summarizes the Company’s stock option activity under all stock option plans for the nine months ended September 30, 2013:

	Total Options	Weighted- Average Exercise Price
Balance at December 31, 2012	690,223	$0.80
Granted	226,935	9.43
Exercised	(174,447)	0.24
Cancelled	(12,121)	0.09

Balance at September 30, 2013	730,590	$3.63

The Company recorded stock-based compensation of $75,463 and $28,677 for the three months ended September 30, 2013 and 2012, respectively, and $101,379 and $105,751 for the nine months ended September 30, 2013 and 2012, respectively.

8. Commitments

The Company leases certain office space under a noncancelable operating lease with terms through June 30, 2014. The rent expense for the three months ended September 30, 2013 and 2012 was $45,003 and $38,514, respectively. The rent expense for the nine months ended September 30, 2013 and 2012 was $122,032 and $114,202, respectively. Future minimum payments under the aforementioned noncancelable operating lease total $132,390.

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

Overview

We are a biotechnology company focused on the development and commercialization of novel medicines to treat liver disease. We are developing our lead compound, emricasan, for the treatment of patients with chronic liver disease and acute exacerbations of chronic liver disease. To date, emricasan has been studied in over 500 subjects in ten clinical trials. In a randomized Phase 2b clinical trial, emricasan demonstrated a statistically significant, consistent, rapid and sustained reduction in elevated levels of two key biomarkers of inflammation and cell death, alanine aminotransferase, or ALT, and cleaved Cytokeratin 18, or cCK18, respectively, both of which are implicated in the severity and progression of liver disease. Our initial development strategy targets indications for emricasan with high unmet clinical need and orphan patient populations, such as patients with acute-on-chronic liver failure, or ACLF, and chronic liver failure, or CLF. Although we plan to focus primarily on the development of emricasan for ACLF and CLF, we may also evaluate the compound in patients who have developed non-alcoholic steatohepatitis, or NASH as well as liver fibrosis post-orthotopic liver transplant due to Hepatitis C virus infection, or HCV-POLT.

We plan to study emricasan in patients with established liver cirrhosis and decompensated liver disease with our first opportunity for regulatory approval expected to be in the ACLF patient population. Our planned trials in ACLF will evaluate whether emricasan can halt the progression of decompensation to multi-organ failure or death in an acutely decompensating cirrhotic patient population. Our planned trials in CLF will assess whether emricasan can stabilize decompensation and provide patients with chronic decompensation additional time to obtain a liver transplant. Our clinical development plan for emricasan includes a Phase 2b clinical trial in ACLF patients and a Phase 2b clinical trial in CLF patients. We recently initiated the Phase 2b ACLF trial and plan to initiate the Phase 2b CLF trial in the second half of 2014.

While we remain on track with our clinical development plans for emricasan in ACLF and CLF, recent clinical trial results presented at the AASLD Liver Meeting® showing that the administration of sofosbuvir, a new HCV antiviral being developed by Gilead Sciences, in combination with ribavirin in patients who have developed liver fibrosis post-orthotopic liver transplant due to Hepatitis C virus infection, or HCV-POLT, was well-tolerated and achieved a preliminary sustained virologic response rate of 77% after four weeks of dosing has caused us to revise our clinical development strategy in the HCV-POLT patient population. We have decided to delay the initiation of our previously planned Phase 2b/3 clinical trial in HCV-POLT patients (designated a Phase 3 registration study in the European Union and a Phase 2b study in the United States) pending further analysis of the impact of the new HCV antiviral data on our ability to recruit and maintain patient compliance during the proposed two years of dosing with emricasan. We still believe that this well-characterized patient population can be an important development opportunity for emricasan at some time in the future.

In order to continue the development of emricasan as an antifibrogenic treatment, and consistent with our analysis of the outcome of the AASLD – FDA Workshop on “Trial Designs and Endpoints for Liver Disease Secondary to Nonalcoholic Fatty Liver Disease (NAFLD)” held in September 2013, we are considering initiating studies in patients whose liver fibrosis is secondary to NAFLD. Emricasan has demonstrated activity in preclinical models of both NASH and NAFLD. In models of NASH, emricasan inhibited apoptosis, fibrosis and inflammation associated with experimental NASH. In a model of NAFLD, emricasan reduced inflammation of adipose tissue, resolved hepatic steatosis and improved metabolic parameters reduced fasting glucose and insulin levels. We believe that these preclinical data provide support for evaluating emricasan in patients with NASH and NAFLD.

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

Since our inception, our primary activities have been organizational activities, including recruiting personnel, conducting research and development, including clinical trials and raising capital. Prior to our initial public offering in July 2013, we funded our operations primarily through sales of preferred stock and convertible promissory notes. From inception through September 30, 2013, we have received net proceeds of $61.0 million from such sales. In July 2013, we completed our initial public offering of 6,000,000 shares of common stock at an offering price of $11.00 per share. We received net proceeds of approximately $59.0 million from our initial public offering, after deducting underwriting discounts, commissions and offering-related transaction costs.

We have no products approved for sale, we have not generated any revenues to date and we have incurred significant operating losses since our inception. We have never been profitable and have incurred consolidated net losses of approximately $12.0 million and $8.7 million in the years ended December 31, 2011 and 2012, respectively, and $3.3 million and $10.5 million for the three and nine months ended September 30, 2013, respectively. As of September 30, 2013, we had an accumulated deficit of $69.3 million.

We expect to continue to incur significant operating losses and negative cash flows from operating activities for the foreseeable future as we continue the clinical development of emricasan and seek regulatory approval for and, if approved, pursue eventual commercialization of emricasan. As of September 30, 2013, we had cash, cash equivalents and marketable securities of approximately $59.6 million. To fund further operations, we will need to raise additional capital. We may obtain additional financing in the future through the issuance of our common stock in future public offerings, through other equity or debt financings or through collaborations or partnerships with other companies. Although it is difficult to predict future liquidity requirements, we believe that our existing cash, cash equivalents and marketable securities, together with interest thereon, including funds raised in the initial public offering, will be sufficient to fund our operations for at least the next 18 months, including the completion of our Phase 2b ACLF trial and our planned Phase 2b CLF trial. We will need to raise additional funds to complete additional clinical trials of emricasan, to fund regulatory filings for emricasan in the United States and the European Union and for potential commercialization of emricasan. However, successful transition to profitability is dependent upon achieving a level of revenues adequate to support our cost structure. We cannot assure you that we will ever be profitable or generate positive cash flow from operating activities and, unless and until we do, we will need to raise substantial additional capital through debt or equity financings or through collaborations or partnerships with other companies. We may not be able to raise additional capital on terms acceptable to us, or at all, and any failure to raise capital as and when needed could have a material adverse effect on our results of operations, financial condition and our ability to execute on our business plan.

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

Research and Development Expenses

The majority of our operating expenses to date have been incurred in research and development activities. In late 2011, we ceased clinical development of a drug candidate, CTS-1027, which we licensed from Roche Palo Alto LLC and F. Hoffman-La Roche Ltd., or collectively Roche, in 2006. In early 2012, the rights to this drug candidate reverted to Roche. Research and development expenses through 2011 were primarily devoted to this drug candidate. Starting in late 2011, research and development expenses have been focused on the development of emricasan. Since acquiring emricasan in 2010, we have incurred approximately $12.9 million in the development of emricasan through September 30, 2013. Our business model is currently focused on the broad development of emricasan in various liver diseases and is dependent upon our continuing to conduct research and a significant amount of clinical development. Our research and development expenses consist primarily of:

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

Interest Income

Interest income consists primarily of interest income earned on our cash and cash equivalents as well as our marketable securities.

Interest Expense

Interest expense consists of coupon interest on our $1.0 million promissory note payable to Pfizer Inc., interest accrued on the convertible promissory notes payable to certain existing investors issued in May 2013, and interest accrued pursuant to the loan and security agreement, or the credit facility, with Oxford Finance LLC, as collateral agent and a lender, or Oxford, and certain other lenders party thereto from time to time, including Silicon Valley Bank, through our prepayment of the outstanding advances under the credit facility in September 2013.

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

We base our expenses related to clinical studies on our estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and CROs that conduct and manage clinical studies on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract, and may result in uneven payment flows and expense recognition. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual accordingly. Our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in our reporting changes in estimates in any particular period. We have not experienced any significant adjustments to our estimates to date. Clinical trial activities were minimal for the years ended December 31, 2011 and 2012, and the nine months ended September 30, 2013.

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

Convertible Preferred Stock Warrant Liability

We have issued freestanding warrants exercisable for shares of our Series A and Series B convertible preferred stock. These warrants were classified as a liability in the accompanying condensed consolidated balance sheets prior to the completion of our initial public offering in July 2013, as the terms for redemption of the underlying security were outside our control. The Series A warrants were recorded at fair value using the Black-Scholes option pricing model. The Series B warrants were recorded at fair value using a Monte Carlo model. The fair value of all warrants, except as noted below, was remeasured at each financial reporting date using the Black-Scholes option pricing method with any changes in fair value being recognized in other financing income (expense), a component of other income (expense), in the accompanying condensed consolidated statements of operations. We ceased the remeasure of the fair value of the convertible warrant liability upon the exercise of the Series A warrants and conversion of the Series B warrants to common stock warrants, which occurred immediately prior to the completion of our initial public offering on July 30, 2013. Subsequent to such exercise and conversion, the warrants are classified as a component of stockholders’ equity and are no longer subject to remeasurement.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2013 and 2012

Research and Development Expenses. Research and development expenses were $1.9 million and $1.8 million in the three months ended September 30, 2013 and 2012, respectively. The increase was primarily due to increased personnel and travel costs associated with development activities.

General and Administrative Expenses. General and administrative expenses were $1.1 million and $0.7 million in the three months ended September 30, 2013 and 2012, respectively. The increase was primarily due to additional personnel costs and costs associated with being a public company, including increased insurance premiums, legal, accounting, and board of directors expenses.

Changes in components of Other Income (Expense) were as follows:

Interest Income. Interest income was $8,000 and $6,000 for the three months ended September 30, 2013 and 2012, respectively.

Interest Expense. Interest expense was $204,000 and $18,000 for the three months ended September 30, 2013 and 2012. The increase was primarily due to interest and expenses associated with the aggregate of $1.0 million of convertible promissory notes we issued in May 2013 and the Credit Facility funded in July 2013.

Other Income (Expense). Other income was $8,000 for the three months ended September 30, 2013, as compared to other expense of $4,000 for the same period in 2012 caused by currency fluctuation in the conversion of U.S. dollars to pounds sterling.

Other Financing Expense. Other financing expense for the three months ended September 30, 2013 was $139,000, while other financing expense for the same period in 2012 was $57,000. Other financing expense for the two periods represent the revaluation of warrants to purchase Series A convertible preferred stock issued in 2010 as well as the valuations of warrants to purchase Series B convertible preferred stock we issued in May and July 2013.

Comparison of the Nine Months Ended September 30, 2013 and 2012

Research and Development Expenses. Research and development expenses were $4.0 million in each of the nine months ended September 30, 2013 and 2012.

General and Administrative Expenses. General and administrative expenses were $2.5 million and $2.2 million for the nine months ended September 30, 2013 and 2012, respectively. The increase was primarily due to additional personnel costs and costs associated with being a public company, including increased insurance premiums, legal, accounting, and board of directors expenses.

Changes in components of Other Income (Expense) were as follows:

Interest Income. Interest income was $8,000 and $22,000 for the nine months ended September 30, 2013 and 2012, respectively.

Interest Expense. Interest expense was $418,000 and $53,000 for the nine months ended September 30, 2013 and 2012, respectively. The increase was primarily due to interest and expenses associated with the aggregate of $1.0 million of convertible promissory notes we issued in May 2013 and the Credit Facility funded in July 2013.

Other Income (Expense). Other expense was $7,000 for the nine months ended September 30, 2013 and $100 for the same period in 2012. The increase was primarily due to currency fluctuation in the conversion of U.S. dollars to pounds sterling.

Other Financing Expense. Other financing expense for the nine months ended September 30, 2013 was $3.6 million, while other financing expense for the same period in 2012 was $92,000. Other financing expense for the two periods represent the revaluation of warrants to purchase Series A convertible preferred stock we issued in 2010 as well as the valuations of warrants to purchase Series B convertible preferred stock we issued in May and July 2013. The increase in expense for the nine months ended September 30, 2013 was a result of the increase in the Company’s stock price. Additionally, the write off of the debt discount associated with our bridge note financing is included in other financing expense for the nine months ended September 30, 2013.

Liquidity and Capital Resources

We have incurred losses since inception and negative cash flows from operating activities and, as of September 30, 2013, we had an accumulated deficit of $69.3 million. We anticipate that we will continue to incur net losses for the foreseeable future as we continue the development and potential commercialization of emricasan and incur additional costs associated with being a public company.

Prior to our initial public offering in July 2013, we funded our operations primarily through private placements of equity and convertible debt securities. In July 2013, we completed our initial public offering of 6,000,000 shares of common stock at an offering price of $11.00 per share. We received net proceeds of approximately $59.0 million, after deducting underwriting discounts, commissions and offering-related transaction costs. At September 30, 2013, we had cash, cash equivalents and marketable securities of approximately $59.6 million. To fund further operations, we will need to raise additional capital. We plan to continue to fund losses from operations and capital funding needs through future debt and equity financing, as well as potential additional collaborations. The sale of additional equity or convertible debt could result in additional dilution to our stockholders. The incurrence of indebtedness would result in debt service obligations and could result in operating and financing covenants that would restrict our operations. No assurances can be provided that financing will be available in the amounts we need or on terms acceptable to us, if at all. If we are not able to secure adequate additional funding we may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. Any of these actions could materially harm our business, results of operations, and future prospects.

In May 2013, we issued $1.0 million in aggregate principal amount of convertible promissory notes, which notes automatically converted into 91,948 shares of our common stock in connection with the completion of our initial public offering.

In July 2013, we entered into the credit facility. The credit facility provided funding for an aggregate principal amount of up to $15.0 million. The first term loan of the credit facility was funded in July 2013 in the aggregate principal amount of $1.0 million. On September 25, 2013, we prepaid the outstanding advances under the credit facility. Pursuant to the terms of the credit facility, Conatus prepaid the outstanding principal balance of $1.0 million plus accrued and unpaid interest, a prepayment fee of $30,000, a final payment of $50,000 and the collateral agent’s legal fees incurred with respect to the prepayment. The credit facility was terminated on September 25, 2013.

The following table sets forth a summary of the net cash flow activity for each of the periods set forth below:

	Nine Months Ended September 30,
	2013	2012
	(unaudited)
Net cash used in operating activities	$(7,553,259)	$(6,477,342)
Net cash provided by (used in) investing activities	(20,498,839)	6,945,042
Net cash provided by financing activities	59,151,398	14,585

Net increase in cash and cash equivalents	$31,099,300	$482,285

Net cash used in operating activities was $7.6 million for the nine months ended September 30, 2013 and $6.5 million for the same period in 2012. The primary use of cash was to fund our operations related to the development of our drug candidates in each of these periods.

Net cash used in investing activities was $20.5 million and net cash provided by investing activities was $6.9 million for the nine months ended September 30, 2013 and 2012, respectively. Net cash used in investing activities during the period in 2013 consisted primarily of cash spent to purchase marketable securities. Net cash provided by investing activities during the period in 2012 consisted primarily of cash received from the sales and maturities of marketable securities.

Financing activities in the nine months ended September 30, 2013 provided net cash of $59.1 million compared to $15,000 provided during the nine months ended September 30, 2012. Cash provided in 2013 consisted primarily of the proceeds resulting from the initial public offering in July 2013. Cash provided in 2012 consisted of proceeds received from the exercise of stock options in 2012.

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

Interest Rate Risk

Our cash, cash equivalents and marketable securities as of September 30, 2013 consisted of cash, money market funds, municipal bonds and corporate debt securities. We are exposed to market risk related to fluctuations in interest rates and market prices. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operation.

Foreign Currency Exchange Risk

We hold certain payroll related funds in pounds sterling and are therefore subject to fluctuations in foreign currency rates for U.S. dollars and pounds sterling in connection with those funds. To date we have not incurred any material effects from foreign currency changes on those funds. Such fluctuations are recorded in Other Income (Expense).

Inflation Risk

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our business, financial condition or results of operations during the nine months ended September 30, 2013.

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

There have been no material changes to the risk factors included in “Item 1A. Risk Factors” in our quarterly report on Form 10-Q for the quarter ended June 30, 2013, filed with the SEC on September 9, 2013, other than the risk factors below.

Risks Related to Our Business and Industry

Our business is dependent on the success of a single drug candidate, emricasan, which will require significant additional clinical testing before we can seek regulatory approval and potentially launch commercial sales.*

Our future success depends on our ability to obtain regulatory approval for, and then successfully commercialize our only drug candidate, emricasan. We have not completed the development of any drug candidates, we currently generate no revenues from sales of any drugs, and we may never be able to develop a marketable drug. Emricasan will require additional clinical and non-clinical development, regulatory review and approval in multiple jurisdictions, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenues from product sales. We are not permitted to market or promote emricasan before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approvals. Our clinical development plan for emricasan currently includes a Phase 2b clinical trial in patients with acute-on-chronic liver failure, or ACLF, and a Phase 2b clinical trial in patients with chronic liver failure, or CLF. Our previously planned Phase 2b/3 clinical trial in patients who have developed liver fibrosis post-orthotopic liver transplant due to Hepatitis C virus infection, or HCV-POLT, has been delayed pending our analysis of the impact of HCV antiviral drugs on our ability to carry out the originally proposed two-year dosing study, though we still believe that this well-characterized patient population can be an important development opportunity for emricasan at some time in the future. While the HCV-POLT study is designated a Phase 3 registration study in the European Union, or the EU, and based on feedback from the Committee for Medicinal Products for Human Use, we believe it will support the filing of a marketing authorization application, or MAA, in the EU upon completion, it is designated a Phase 2b study in the United States and we therefore sometimes refer to this trial as the Phase 2b/3 HCV-POLT trial. If we decide to continue with the HCV-POLT trial, we plan to seek further discussions with the FDA to determine if the HCV-POLT trial may be used to support the filing of a new drug application, or NDA, in the United States. We cannot guarantee that regulatory authorities in the EU will agree that our Phase 3 HCV-POLT study will qualify as a single registration study in support of an MAA or that the FDA will recognize the results from the HCV-POLT trial in support of an NDA filing in the United States. We recently initiated the Phase 2b ACLF trial and expect to initiate the Phase 2b CLF trial in the second half of 2014. We previously planned to initiate the Phase 2b/3 HCV-POLT trial in the second half of 2013, prior to our decision to delay such trial as described above. There is no guarantee that these trials will commence or be completed on time or at all, and the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials. Even if such regulatory authorities agree with the design and implementation of our clinical trials, we cannot guarantee you that such regulatory authorities will not change their requirements in the future. In addition, even if the trials are successfully completed, we cannot guarantee that the FDA or foreign regulatory authorities will interpret the results as we do, and more trials could be required before we submit emricasan for approval. To the extent that the results of the trials are not satisfactory to the FDA or foreign regulatory authorities for support of a marketing application, approval of emricasan may be significantly delayed, or we may be required to expend significant additional resources, which may not be available to us, to conduct additional trials in support of potential approval of emricasan.

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

Emricasan has been the subject of six Phase 1 and four Phase 2 clinical trials. Although we believe emricasan has demonstrated evidence of a beneficial effect in patients with chronic liver disease independent of the cause of disease, we are now seeking to evaluate emricasan in targeted indications within liver disease, including certain indications for which the safety and efficacy of emricasan have not been previously evaluated. Specifically, we recently initiated a Phase 2b ACLF trial and we expect to initiate a Phase 2b CLF trial in the second half of 2014. We previously planned to initiate the Phase 2b/3 HCV-POLT trial in the second half of 2013, prior to our decision to delay such trial pending our analysis of the impact of HCV antiviral drugs on our ability to carry out the originally proposed two-year dosing study, though we still believe that this well-characterized patient population can be an important development opportunity for emricasan at some time in the future. The development program for emricasan to date has focused primarily on the treatment of HCV patients and the evaluation of the drug candidate in liver disease generally. We cannot be certain that any of our planned clinical trials will be successful, and failure in one indication may have negative consequences for the development of emricasan for other indications. For example, any safety concerns observed in our ACLF trials could limit the prospects for regulatory approval for another indication such as HCV-POLT or CLF. Any such failure may harm our business, prospects and financial condition.

The FDA regulatory approval process is lengthy and time-consuming, and if we experience significant delays in the clinical development and regulatory approval of emricasan, our business will be substantially harmed.

We may experience delays in commencing and completing clinical trials of emricasan. For example, based on recent data regarding a new HCV antiviral being developed by Gilead Sciences, we have chosen to delay our HCV-POLT Phase 2b/3 clinical trial. We may also experience delays in commencing and completing other clinical trials of emricasan. We do not know whether planned clinical trials will begin on time, need to be redesigned, enroll patients on time or be completed on schedule, if at all. Although we have recently initiated a Phase 2b ACLF trial and are targeting the initiation of a Phase 2b CLF trial in second half of 2014, any of our planned trials may be delayed for a variety of reasons, including delays related to:

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

Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the drug candidate being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating. In addition, significant numbers of patients who enroll in our clinical trials may drop out during the trials as a result of being offered a liver transplant in the case of ACLF and CLF patients or curative therapy for HCV infection in the case of HCV-POLT patients, or otherwise. For example, recent data regarding a new HCV antiviral being developed by Gilead Sciences suggesting the potential availability of a curative therapy for HCV infection in HCV-POLT patients has caused us to delay our Phase 2b/3 HCV-POLT trial pending further analysis of the impact of such data on our ability to recruit and maintain patient compliance during the proposed two years of dosing with emricasan, though we still believe that this well-characterized patient population can be an important development opportunity for emricasan at some time in the future. We believe we have appropriately accounted for such increased risk of dropout rates in our trials when determining expected clinical trial timelines in our planned Phase 2b ACLF and Phase 2b CLFs trials, but we cannot assure you that our assumptions are correct, or that we will not experience higher numbers of dropouts than anticipated, which would result in the delay of completion of such trials beyond our expected timelines.

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

In addition, the HCV landscape is expected to continue to evolve dramatically over the next five to ten years with the introduction of new interferon-free regimens, which are expected to reach the market as soon as 2014, and next generation interferon-free regimens, which may reach the market by as early as 2014, with greater efficacy and tolerability over the current antiviral therapies. Based on market research we commissioned, we estimate that treatment rates pre-transplantation would need to be 100% and cure rates would have to exceed 97% before the supply of liver transplants would outstrip the need for transplant on an annual basis.

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

Risks Related to Our Financial Position and Capital Requirements

On September 25, 2013, we prepaid the outstanding advances under our credit facility with Oxford Finance LLC and Silicon Valley Bank, and the credit facility was terminated. Accordingly, the risk factor entitled “The terms of our credit facility place restrictions on our operating and financial flexibility” has been deleted.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

From July 1, 2013 through September 30, 2013, we issued and sold the equity securities described below.

In July 2013, as consideration for entering into our credit facility we issued to lenders warrants to purchase up to an aggregate of 111,112 shares of our Series B convertible preferred stock, at an initial exercise price of $0.90 per share. In connection with the completion of our initial public offering in July 2013, the warrants became exercisable for an aggregate of 13,468 shares of common stock, at an exercise price of $7.43 per share.

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

All of the foregoing securities are deemed restricted securities for purposes of the Securities Act. All securities described in this Item 2 included appropriate legends setting forth that the securities had not been registered and the applicable restrictions on transfer. No underwriters were involved in the transactions described in this Item 2.

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

We intend to use the net offering proceeds to fund the clinical development of emricasan and for working capital and general corporate purposes. Pending use of the net proceeds, we plan to invest the net proceeds from this offering in short- and intermediate-term, interest-bearing obligations, investment-grade instruments, certificates of deposit or direct or guaranteed obligations of the U.S. government. Through September 30, 2013, the net proceeds have been applied as follows: $1.0 million towards the clinical development of emricasan and $1.4 million towards working capital and general corporate purposes.

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

CONATUS PHARMACEUTICALS INC.

Date: November 14, 2013	/s/ Steven J. Mento, Ph.D.
Steven J. Mento, Ph.D. President and Chief Executive Officer (principal executive officer)

Date: November 14, 2013	/s/ Charles J. Cashion
Charles J. Cashion Senior Vice President, Finance, Chief Financial Officer and Secretary (principal financial and accounting officer)

INDEX TO EXHIBITS

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation

3.2(1)	Amended and Restated Bylaws

4.1(3)	Specimen Common Stock Certificate

4.2(2)	First Amended and Restated Investor Rights Agreement, dated February 9, 2011

4.3(2)	Form of Warrant issued to investors in the Registrant’s 2013 bridge financing

4.4(3)	Form of Warrant issued to lenders under the Loan and Security Agreement, dated as of July 3, 2013, by and among the Registrant, Oxford Finance LLC, Silicon Valley Bank and the other lenders party thereto

10.1(4)	Form of Indemnity Agreement for Directors and Officers

10.2#(3)	2013 Incentive Award Plan and form of option agreement thereunder

10.3#(3)	2013 Employee Stock Purchase Plan

10.4#(3)	Non-Employee Director Compensation Program

10.5#(3)	Employee Incentive Compensation Plan

10.6#(3)	Annual Incentive Plan

10.7#(3)	Amendment to Employment Agreement, dated July 2, 2013, by and between Steven J. Mento, Ph.D. and the Registrant

10.8#(3)	Amendment to Employment Agreement, dated July 2, 2013, by and between Alfred P. Spada, Ph.D. and the Registrant

10.9#(3)	Amendment to Employment Agreement, dated July 2, 2013, by and between Gary C. Burgess, M.B., Ch.B. M.Med and the Registrant

10.10(3)	Amendment to Promissory Note, dated July 3, 2013, by and between the Registrant and Pfizer Inc.

10.11(3)	Loan and Security Agreement, dated as of July 3, 2013, by and among the Registrant, Oxford Finance LLC, Silicon Valley Bank and the other lenders party thereto

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 1, 2013.
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 189305), filed with the SEC on June 14, 2013.
(3)	Incorporated by reference to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 189305), filed with the SEC on July 8, 2013.
(4)	Incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 189305), filed with the SEC on July 1, 2013.
#	Indicates management contract or compensatory plan.
*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the Registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.
**	Users of this data are advised that pursuant to Rule 406T of Regulation S-T, this XBRL information is being furnished and not filed herewith for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and Sections 11 or 12 of the Securities Act of 1933, as amended, and is not to be incorporated by reference into any filing, or part of any registration statement or prospectus, of the Registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.