Form 10-Q
period 2014-03-31
Conatus Pharmaceuticals Inc
filed 2014-05-14
CIK 1383701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐     No  ☒

As of April 30, 2014, the registrant had 15,632,000 shares of common stock ($0.0001 par value) outstanding.

CONATUS PHARMACEUTICALS INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Conatus Pharmaceuticals Inc.

(a development stage company)

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$2,485,662	$4,158,953
Marketable securities	48,596,378	52,194,034
Prepaid and other current assets	687,164	545,504

Total current assets	51,769,204	56,898,491
Property and equipment, net	32,630	23,068
Other assets	77,376	14,395

Total assets	$51,879,210	$56,935,954

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$2,160,063	$1,494,435
Accrued compensation	456,456	1,322,569

Total current liabilities	2,616,519	2,817,004
Note payable	1,000,000	1,000,000
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized; 15,632,000 shares issued and 15,424,320 shares outstanding, excluding 207,680 shares subject to repurchase, at March 31, 2014; 15,619,879 shares issued and 15,386,542 shares outstanding, excluding 233,337 shares subject to repurchase, at December 31, 2013	1,542	1,539
Additional paid-in capital	127,936,873	127,536,408
Accumulated other comprehensive (loss) income	(1,874)	11,497
Deficit accumulated during the development stage	(79,673,850)	(74,430,494)

Total stockholders’ equity	48,262,691	53,118,950

Total liabilities and stockholders’ equity	$51,879,210	$56,935,954

See accompanying notes to condensed consolidated financial statements.

Conatus Pharmaceuticals Inc.

(a development stage company)

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

			Period from
			July 13, 2005
	Three Months Ended March 31,		(Inception) to
	2014	2013	March 31, 2014
Operating expenses:
Research and development	$3,650,598	$967,778	$51,423,185
General and administrative	1,595,247	748,796	24,362,646

Total operating expenses	5,245,845	1,716,574	75,785,831
Other income (expense):
Interest income	20,773	132	1,401,667
Interest expense	(17,500)	(17,500)	(1,254,899)
Other (expense) income	(784)	(15,677)	239,545
Other financing expense	—	(547,164)	(4,267,839)

Total other income (expense)	2,489	(580,209)	(3,881,526)

Net loss	(5,243,356)	(2,296,783)	(79,667,357)
Other comprehensive loss:
Net unrealized losses on marketable securities	(13,371)	(551)	(1,874)

Comprehensive loss	$(5,256,727)	$(2,297,334)	$(79,669,231)

Reconciliation of net loss to net loss applicable to common stockholders:
Net loss	$(5,243,356)	$(2,296,783)	$(79,667,357)
Gain on extinguishment of convertible preferred stock	—	—	11,491,043
Deemed distribution from promissory note issuance	—	—	(474,561)

Net loss applicable to common stockholders, basic and diluted	$(5,243,356)	$(2,296,783)	$(68,650,875)

Net loss per share applicable to common stockholders, basic and diluted	$(0.34)	$(2.17)
Weighted average shares outstanding used in computing net loss per share applicable to common stockholders, basic and diluted	15,412,498	1,060,533

See accompanying notes to condensed consolidated financial statements.

Conatus Pharmaceuticals Inc.

(a development stage company)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

			Period from
			July 13, 2005
	Three Months Ended March 31,		(Inception) to
	2014	2013	March 31, 2014
Operating activities
Net loss	$(5,243,356)	$(2,296,783)	$(79,667,357)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,356	2,698	213,068
Share-based compensation expense	379,433	21,418	1,034,266
Noncash other financing expense	—	547,164	4,846,240
Acquisition of in-process research and development	—	—	1,250,000
Share-based compensation in lieu of salaries	—	—	659,224
Noncash license expense	—	—	2,249,999
Amortization of premium on investments	195,533	8,922	273,099
Changes in operating assets and liabilities:
Prepaid and other current assets	(141,660)	(7,148)	(687,164)
Other assets	(62,981)	(25,901)	(77,376)
Accounts payable and accrued expenses	665,628	(697,169)	2,160,063
Accrued compensation	(857,078)	15,464	417,718

Net cash used in operating activities	(5,061,125)	(2,431,335)	(67,328,220)
Investing activities
Maturities of investments	13,031,000	3,725,000	118,538,865
Purchase of investments	(9,642,248)	—	(167,410,216)
Cash paid to acquire in-process research and development	—	—	(250,000)
Capital expenditures	(12,918)	—	(245,698)

Net cash provided by (used in) investing activities	3,375,834	3,725,000	(49,367,049)
Financing activities
Issuance of promissory notes and warrants	—	—	7,201,673
Distribution to wholly owned subsidiary in connection with spin-off of Idun	—	(500,000)	(500,000)
Issuance of preferred stock for cash, net of offering costs	—	—	53,731,226
Issuance of common stock related to initial public offering, net of offering costs	—	—	58,608,454
Issuance of common stock for exercise of stock options and cash	12,000	10,730	139,578

Net cash provided by (used in) financing activities	12,000	(489,270)	119,180,931

Net (decrease) increase in cash and cash equivalents	(1,673,291)	804,395	2,485,662
Cash and cash equivalents at beginning of period	4,158,953	4,036,091	—

Cash and cash equivalents at end of period	$2,485,662	$4,840,486	$2,485,662

Supplemental disclosure of cash flow information:
Cash paid for interest	$17,500	$17,500	$275,639

Supplemental schedule of noncash investing and financing activities:
Conversion of notes payable for preferred stock	$—	$—	$6,736,946

Conversion of notes payable for common stock	$—	$—	$1,001,439

Issuance of warrants in conjunction with debt	$—	$—	$2,361,223

Issuance of note payable related to acquisition of in-process research and development	$—	$—	$1,000,000

See accompanying notes to condensed consolidated financial statements.

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

As of March 31, 2014, the Company has devoted substantially all of its efforts to product development and has not realized revenues from its planned principal operations. Accordingly, the Company is considered to be in the development stage.

The Company has a limited operating history and the sales and income potential of the Company’s business and market are unproven. The Company has experienced net losses since its inception and, as of March 31, 2014, had an accumulated deficit of $79.7 million. The Company expects to continue to incur net losses for at least the next several years. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure. If the Company is unable to generate revenues adequate to support its cost structure, the Company may need to raise additional equity or debt financing.

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and the rules and regulations of the Securities and Exchange Commission (SEC) related to a quarterly report on Form 10-Q. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations. The unaudited interim condensed consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results for the periods presented. All such adjustments are of a normal and recurring nature. The operating results presented in these unaudited interim condensed consolidated financial statements are not necessarily indicative of the results that may be expected for any future periods. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2013 included in the Company’s annual report on Form 10-K filed with the SEC on March 28, 2014.

2.	Summary of Significant Accounting Policies

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

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

Investments

The Company classifies its investments as available-for-sale and records such assets at estimated fair value in the condensed consolidated balance sheets, with unrealized gains and losses, if any, reported as a component of other comprehensive income (loss) within the condensed consolidated statements of operations and comprehensive loss and as a separate component of stockholders’ equity. The Company invests its excess cash balances primarily in corporate debt securities and money market funds with strong credit ratings. Realized gains and losses are calculated on the specific identification method and recorded as interest income. There have been no realized gains and losses for the period ended March 31, 2014, the year ended December 31, 2013, and for the period from July 13, 2005 (inception) to March 31, 2014.

At each balance sheet date, the Company assesses available-for-sale securities in an unrealized loss position to determine whether the unrealized loss is other-than-temporary. The Company considers factors including: the significance of the decline in value compared to the cost basis, underlying factors contributing to a decline in the prices of securities in a single asset class, the length of time the market value of the security has been less than its cost basis, the security’s relative performance versus its peers, sector or asset class, expected market volatility and the market and economy in general. When the Company determines that a decline in the fair value below its cost basis is other-than-temporary, the Company recognizes an impairment loss in the period in which the other-than-temporary decline occurred. There have been no other-than-temporary declines in the value of marketable securities, as it is more likely than not the Company will hold the securities until maturity or a recovery of the cost basis.

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

Long-Lived Assets

The Company regularly reviews the carrying value and estimated lives of all of its long-lived assets, including property and equipment, to determine whether indicators of impairment may exist which warrant adjustments to carrying values or estimated useful lives. The determinants used for this evaluation include management’s estimate of the asset’s ability to generate positive income from operations and positive cash flow in future periods, as well as the strategic significance of the assets to the Company’s business objective. Should an impairment exist, the impairment loss would be measured based on the excess of the carrying amount of the asset’s fair value. The Company has not recognized any impairment losses through March 31, 2014.

Research and Development Expenses

All research and development costs are expensed as incurred.

Income Taxes

The Company’s policy related to accounting for uncertainty in income taxes prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. As of December 31, 2013, there are no unrecognized tax benefits included in the condensed consolidated balance sheet that would, if recognized, affect the Company’s effective tax rate, and we have noted no material changes through March 31, 2014. The Company has not recognized interest and penalties in the condensed consolidated balance sheets or condensed consolidated statements of operations and comprehensive loss. The Company is subject to U.S. and California taxation. As of December 31, 2013, the Company’s tax years beginning 2005 to date are subject to examination by taxing authorities.

Convertible Preferred Stock Warrant Liability

The Company had issued freestanding warrants exercisable to purchase shares of its Series A and Series B convertible preferred stock. These warrants were classified as a liability in the accompanying condensed consolidated balance sheets prior to the completion of the Company’s initial public offering (IPO) of its common stock in July 2013, as the terms for redemption of the underlying security were outside the Company’s control. The Series A convertible preferred stock warrants were recorded at fair value using the Black-Scholes option pricing model. The Series B convertible preferred stock warrants were recorded at fair value using a Monte Carlo model. The fair value of all warrants, except as noted below, was remeasured at each financial reporting date with any changes in fair value being recognized in other financing (expense) income, a component of other (expense) income, in the accompanying condensed consolidated statements of operations and comprehensive loss. The Company ceased the remeasurement of the fair value upon exercise of the Series A warrants and the Series B warrants becoming exercisable for shares of common stock, immediately prior to the completion of the Company’s IPO in July 2013.

Comprehensive Loss

The Company is required to report all components of comprehensive loss, including net loss, in the condensed consolidated financial statements in the period in which they are recognized. Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from nonowner sources, including unrealized gains and losses on investments. Comprehensive gains (losses) have been reflected in the condensed consolidated statements of operations and comprehensive loss for all periods presented.

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss by the weighted average number of common shares and common share equivalents outstanding for the period. Common stock equivalents are only included when their effect is dilutive. The Company’s potentially dilutive securities, which include convertible preferred stock, warrants, outstanding stock options under the stock option plan and common stock subject to repurchase by the Company, have been excluded from the computation of diluted net loss per share in the periods in which they would be anti-dilutive. For all periods presented, there is no difference in the number of shares used to compute basic and diluted shares outstanding due to the Company’s net loss position.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2014	2013
Numerator:
Net loss attributable to common stockholders	$(5,243,356)	$(2,296,783)

Denominator for basic and diluted net loss per share:
Weighted average common shares outstanding, basic and diluted	15,412,498	1,060,533

Net loss per share applicable to common stockholders:
Basic	$(0.34)	$(2.17)
Diluted	$(0.34)	$(2.17)

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because to do so would be anti-dilutive.

	Three Months Ended March 31,
	2014	2013
Convertible preferred stock	—	9,565,021
Warrants to purchase preferred stock	—	280,675
Warrants to purchase common stock	149,704	—
Common stock options	1,615,719	593,803
Common stock subject to repurchase	207,680	271,099

Total	1,973,103	10,710,598

3.	Fair Value Measurements

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

Level 1:	Includes financial instruments for which quoted market prices for identical instruments are available in active markets.

Level 2:	Includes financial instruments for which there are inputs other than quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets with insufficient volume or infrequent transaction (less active markets) or model-driven valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3:	Includes financial instruments for which fair value is derived from valuation techniques in which one or more significant inputs are unobservable, including management’s own assumptions.

Below is a summary of assets and liabilities measured at fair value as of March 31, 2014 and December 31, 2013.

		Fair Value Measurements Using
	March 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds	$2,180,809	$2,180,809	$—	$—
Municipal bonds	70,000	—	70,000	—
Corporate debt securities	48,526,378	—	48,526,378	—

Total assets	$50,777,187	$2,180,809	$48,596,378	$—

		Fair Value Measurements Using
	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds	$3,832,902	$3,832,902	$—	$—
Municipal bonds	255,000	—	255,000	—
Corporate debt securities	50,438,149	—	50,438,149	—
Debt securities in government sponsored entities	1,500,885	—	1,500,885	—

Total assets	$56,026,936	$3,832,902	$52,194,034	$—

The Company’s marketable securities, consisting principally of debt securities, are classified as available-for-sale, are stated at fair value and consist of Level 2 financial instruments in the fair value hierarchy. The Company determines the fair value of its debt security holdings based on pricing from a service provider. The service provider values the securities based on using market prices from a variety of industry-standard independent data providers. Such market prices may be quoted prices in active markets for identical assets (Level 1 inputs) or pricing determined using inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs), such as yield curve, volatility factors, credit spreads, default rates, loss severity, current market and contractual prices for the underlying instruments or debt, broker and dealer quotes, as well as other relevant economic measures.

The fair value of the convertible preferred stock warrant liability was determined based on “Level 3” inputs and utilized the Black-Scholes option pricing model for the Series A convertible preferred stock warrants. The Series B convertible preferred stock warrants utilized a Monte Carlo model. The warrant liabilities were marked to market before converting to equity at the IPO. The following table presents activity for the convertible preferred stock warrant liability measured at fair value using significant unobservable Level 3 inputs during the year ended December 31, 2013 and the three months ended March 31, 2014.

Fair Value Measurements at Reporting Date Using Significant Unobservable Inputs (Level 3)
Balance at December 31, 2012	$160,345
Issuance of preferred stock warrants	625,679
Changes in fair value reflected as other financing expense	3,457,184
Conversion to equity at IPO	(4,243,208)

Balance at December 31, 2013	—

Balance at March 31, 2014	$—

The fair value of the convertible promissory notes was determined based on “Level 3” inputs and valued the notes utilizing an estimated cost of debt from publicly available information on issuances of high yield fixed income securities issued by comparable companies. The Company concluded that a 15% discount rate was appropriate, resulting in an initial fair value for the notes of approximately $970,000. The discount was accreted to interest expense through the Company’s IPO and was accreted completely at the IPO as the notes plus accrued interest converted to common stock at the IPO. The following table presents activity for the convertible promissory notes measured at fair value using significant unobservable Level 3 inputs during the year ended December 31, 2013 and the three months ended March 31, 2014.

Fair Value Measurements at Reporting Date Using Significant Unobservable Inputs (Level 3)
Balance at December 31, 2012	$—
Issuance of convertible promissory notes	970,000
Accretion of debt discount to interest expense	31,439
Conversion to equity at IPO	(1,001,439)

Balance at December 31, 2013	—

Balance at March 31, 2014	$—

4.	Investments

The Company invests its excess cash in money market funds and debt instruments of financial institutions, corporations, government sponsored entities and municipalities. The following tables summarize the Company’s marketable securities:

As of March 31, 2014	Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Corporate debt securities	1 or less	$46,776,006	$—	$(766)	$46,775,240
Corporate debt securities	1 - 2	1,752,246	—	(1,108)	1,751,138
Municipal bonds	1 or less	70,000	—	—	70,000

Total		$48,598,252	$—	$(1,874)	$48,596,378

As of December 31, 2013	Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Corporate debt securities	1 or less	$47,172,466	$11,148	$—	$47,183,614
Corporate debt securities	1 - 2	3,254,329	206	—	3,254,535
Debt securities in government sponsored entities	1 - 2	1,500,742	143	—	1,500,885
Municipal bonds	1 or less	255,000	—	—	255,000

Total		$52,182,537	$11,497	$—	$52,194,034

5.	Property and Equipment

Property and equipment consist of the following:

	Useful Life in Years	March 31, 2014	December 31, 2013
Furniture and fixtures	4	$123,685	$115,417
Computer equipment and office equipment	4	101,218	96,569
Leasehold improvements	4	3,645	3,645

		228,548	215,631
Less accumulated depreciation and amortization		(195,918)	(192,563)

		$32,630	$23,068

6.	Note Payable

In July 2010, the Company entered into a $1.0 million promissory note payable to Pfizer Inc. The note bears interest at 7% per annum, which is paid quarterly, and matures on July 29, 2020. The note payable prohibits the Company from paying cash dividends and is subject to acceleration upon specified events of default as defined in the agreement including the failure to notify Pfizer of certain material adverse events. In July 2013, the note payable to Pfizer was amended to become convertible into shares of the Company’s common stock following the completion of the IPO, at the option of the holder, at a price per share equal to the fair market value of the common stock on the date of conversion.

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

The 2013 Warrants were exercisable for an aggregate of 1,124,026 shares of Series B Preferred Stock at an exercise price of $0.90 per share. Upon completion of the IPO, the 2013 Warrants became exercisable for an aggregate of 136,236 shares of common stock at an exercise price of $7.43 per share. The 2013 Warrants will expire on May 30, 2018. The 2013 Warrants were initially accounted for as liabilities with changes in fair value recognized within the condensed consolidated statements of operations and comprehensive loss. The Company determined that the initial value of the 2013 Warrants was $506,000. The 2013 Warrants were valued utilizing a Monte Carlo simulation of various weighted scenarios. Following the IPO, the 2013 Warrants were reclassified into equity at their fair value at the time of the completion of the IPO.

The valuation at the issuance of the 2013 Notes and 2013 Warrants resulted in a deemed distribution in the amount of $474,561 accounted for as a reduction in net income attributable to common stockholders.

In July 2013, the Company entered into a loan and security agreement, (the Credit Facility) with Oxford Finance LLC and Silicon Valley Bank (the Lenders). The Credit Facility provided funding for an aggregate principal amount of up to $15.0 million. The first term loan of the Credit Facility was funded in July 2013 in the amount of $1.0 million. On September 25, 2013, the Company prepaid the outstanding advances under the Credit Facility. Accordingly, the Credit Facility was terminated on September 25, 2013. In connection with the funding of the first term loan under the Credit Facility, the Company issued warrants to the Lenders to purchase up to an aggregate of 111,112 shares of Series B convertible preferred stock at an exercise price of $0.90 per share (Lender Warrants). The Lender Warrants will expire on July 3, 2023. The Lender Warrants were initially accounted for as liabilities with the changes in fair value recognized within the condensed consolidated statements of operations and comprehensive loss.

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

Warrants

The Company issued warrants to purchase a total of 2,333,320 shares of Series A Preferred Stock in conjunction with a convertible bridge financing in 2010 and issued the 2013 Warrants and Lender Warrants in conjunction with a convertible bridge financing and the Credit Facility funding in 2013. The Company initially accounted for the warrants as liabilities because they were exercisable for shares of preferred stock that were classified outside of permanent equity. The convertible preferred stock warrant liability was required to be recorded at fair value at the grant date of the warrants and the carrying value adjusted at each reporting date. The Company revalued the warrants at July 30, 2013 (date of IPO closing) and recorded the change in the value of the warrants of approximately $3.5 million as other financing expense. The Series A warrants converted to 280,675 shares of common stock as a result of the net exercise of such warrants at the IPO. Upon the completion of the IPO, the 2013 Warrants and the Lender Warrants became exercisable for an aggregate of 149,704 shares of common stock at an exercise price of $7.43 per share. Following the IPO, the 2013 Warrants and Lender Warrants were reclassified into equity at their fair value at the time of the completion of the IPO.

Stock Options

The following table summarizes the Company’s stock option activity under all stock option plans for the three months ended March 31, 2014:

	Total Options	Weighted- Average Exercise Price
Balance at December 31, 2013	790,590	$4.01
Granted	837,250	9.21
Exercised	(12,121)	0.99

Balance at March 31, 2014	1,615,719	$6.73

The Company recorded stock-based compensation of $379,433 and $21,418 for the three months ended March 31, 2014 and 2013, respectively.

Common Stock Reserved for Future Issuance

The following shares of common stock are reserved for future issuance at March 31, 2014:

Common stock warrants	149,704
Stock options issued and outstanding	1,615,719
Authorized for future option grants	711,021

2,476,444

8.	Commitments

The Company leases certain office space under a noncancelable operating lease with terms through June 30, 2014. Future minimum payments under this noncancelable operating lease total $29,922 at March 31, 2014. The rent expense for the three months ended March 31, 2014 and 2013 was $44,883 and $38,514, respectively.

In February 2014, the Company entered into a noncancelable operating lease for certain office space starting in July 2014 through November 2019. Future minimum payments under this noncancelable operating lease total approximately $1.6 million at March 31, 2014.

In July 2010, the Company entered into a stock purchase agreement with Pfizer, pursuant to which the Company acquired all of the outstanding stock of Idun Pharmaceuticals, Inc. (Idun). Under the agreement, the Company may be required to make payments to Pfizer totaling $18.0 million upon the achievement of specified regulatory milestones.

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

In connection with the spin-off, the Company contributed $0.5 million to Idun to provide for Idun’s initial working capital requirements. The assets remaining in Idun at the time of the spin-off consisted of cash, intellectual property rights and license and collaboration agreements unrelated to emricasan. Other than the cash of $0.5 million, none of the assets held by Idun had any historical carrying value at the time of the spin-off. As a result, the Company recognized a reduction in equity as a result of the spin-off of $0.5 million, representing the carrying value of Idun in the Company’s condensed consolidated financial statements at the time of the spin-off.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis and the interim financial statements included in this quarterly report on Form 10-Q should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2013 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our annual report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 28, 2014.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this quarterly report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward- looking statements speak only as of the date of this quarterly report and are subject to a number of risks, uncertainties and assumptions, including those described in Part II, Item 1A, “Risk Factors.” The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

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

We have designed a comprehensive clinical program to demonstrate the therapeutic benefit of emricasan across the spectrum of liver diseases. Our initial development strategy targets indications for emricasan with high unmet clinical need, such as patients with acute-on-chronic liver failure, or ACLF, and chronic liver failure, or CLF. ACLF and CLF are potential orphan indications in the United States and the European Union.

Although we plan to focus on the development of emricasan for ACLF and CLF, we also plan to evaluate the compound in patients who have developed liver fibrosis post-orthotopic liver transplant, or POLT, due to hepatitis C virus, or HCV, infection and have subsequently achieved sustained viral response, or SVR, following anti-HCV therapy, or POLT-HCV-SVR, as well as in patients with non-alcoholic steatohepatitis, or NASH. We were granted orphan drug designation in late 2013 by the U.S. Food and Drug Administration, or the FDA, for the treatment of POLT patients with reestablished fibrosis to delay the progression to cirrhosis and end-stage liver disease. We recently initiated a Phase 2b clinical trial in POLT-HCV-SVR patients with fibrosis. The placebo-controlled, double-blind (open to sponsor) clinical trial is designed to enroll approximately 60 patients at approximately 15 planned clinical sites in the United States. Patients will be randomized 2:1 to receive either 25 mg of emricasan or placebo orally twice daily for 24 months and will then be followed for another month post-treatment. The primary endpoint in this exploratory proof-of-concept clinical trial is the change in the Ishak Fibrosis Score compared to placebo. The clinical trial will also evaluate histological markers, key serum biomarkers, and the safety and tolerability of emricasan in the target patient population.

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

•    We initiated a Phase 2b ACLF clinical trial in the second half of 2013.

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

•    We recently initiated a placebo-controlled (sponsor open) Phase 2b clinical trial tracking biomarkers and histology in POLT patients who respond to antiviral therapy but still have underlying liver fibrosis.

Non-alcoholic Steatohepatitis	NASH patients suffer from inflammation due to fat buildup in the liver.

•    We recently initiated a Phase 2 clinical trial in the United States for non-alcoholic fatty liver disease, or NAFLD, and NASH. Our goal is to accumulate sufficient and relevant clinical data to allow rapid advancement of emricasan once appropriate regulatory pathways are defined.

Since our inception, our primary activities have been organizational activities, including recruiting personnel, conducting research and development, including clinical trials, and raising capital. We have funded our operations since inception primarily through sales of equity securities and convertible promissory notes. From inception through March 31, 2014, we have received net proceeds of $119.7 million from such sales, including the completion of our initial public offering, or IPO, in July 2013 of 6,000,000 shares of common stock at an offering price of $11.00 per share. We received net proceeds of approximately $58.6 million from our IPO, after deducting underwriting discounts and commissions and offering-related transaction costs.

We have no products approved for sale. We have not generated any revenues to date, and we have incurred significant operating losses since our inception. We have never been profitable and have incurred consolidated net losses of approximately $15.6 million and $8.7 million in the years ended December 31, 2013 and 2012, respectively, and $5.2 million for the three months ended March 31, 2014. As of March 31, 2014, we had an accumulated deficit of $79.7 million.

We expect to continue to incur significant operating losses and negative cash flows from operating activities for the foreseeable future as we continue the clinical development of emricasan and seek regulatory approval for and, if approved, pursue eventual commercialization of emricasan. As of March 31, 2014, we had cash, cash equivalents and marketable securities of approximately $51.1 million. To fund further operations, we will need to raise additional capital. We may obtain additional financing in the future through the issuance of our common stock in future public offerings, through other equity or debt financings or through collaborations or partnerships with other companies. Although it is difficult to predict future liquidity requirements, we believe that our existing cash, cash equivalents and marketable securities, together with interest thereon, including funds raised in our IPO, will be sufficient to fund our operations for at least the next 12 months. We will need to raise additional funds to complete additional clinical trials of emricasan to fund regulatory filings for emricasan in the United States and the European Union and for potential commercialization of emricasan.

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

JOBS Act

In April 2012, the Jumpstart Our Business Startups Act of 2012, or JOBS Act, was signed into law. The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for an “emerging growth company.” As an “emerging growth company,” we are electing not to take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision not to take advantage of the extended transition period is irrevocable. In addition, we are in the process of evaluating the benefits of relying on the other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if as an “emerging growth company” we choose to rely on such exemptions, we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, as amended, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our IPO or until we no longer meet the requirements of being an “emerging growth company,” whichever is earlier.

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

Research and Development Expenses

The majority of our operating expenses to date have been incurred in research and development activities. In late 2011, we ceased clinical development of a drug candidate, CTS-1027, which we licensed from Roche Palo Alto LLC and F. Hoffman-La Roche Ltd., or collectively Roche, in 2006. In early 2012, the rights to this drug candidate reverted to Roche. Research and development expenses through 2011 were primarily devoted to this drug candidate. Starting in late 2011, research and development expenses have been focused on the development of emricasan. Since acquiring emricasan in 2010, we have incurred approximately $19.5 million in the development of emricasan through March 31, 2014. Our business model is currently focused on the broad development of emricasan in various liver diseases and is dependent upon our continuing to conduct research and a significant amount of clinical development. Our research and development expenses consist primarily of:

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

The costs of clinical trials may vary significantly over the life of a project owing to factors that include but are not limited to the following:

•	per patient trial costs;

•	the number of patients that participate in the clinical trials;

•	the number of sites included in the clinical trials;

•	the countries in which the clinical trials are conducted;

•	the length of time required to enroll eligible patients;

•	the number of doses that patients receive;

•	the drop-out or discontinuation rates of patients;

•	potential additional safety monitoring or other studies requested by regulatory agencies;

•	the duration of patient follow-up; and

•	the efficacy and safety profile of the drug candidate.

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

Other (Expense) Income

Other (expense) income includes non-operating transactions such as those caused by currency fluctuations in the conversion of account balances held in British pounds sterling to U.S. dollars, as well as a one-time receipt of a federal income tax credit in 2010.

Other Financing Expense

Other financing expense consists of the revaluation of our convertible preferred stock warrants issued in conjunction with our 2010 and 2013 bridge note financings.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. These items are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ materially from these estimates under different assumptions or conditions.

There were no significant changes during the three months ended March 31, 2014 to the critical accounting policies described in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Results of Operations

Comparison of the Three Months Ended March 31, 2014 and 2013

Research and Development Expenses

Research and development expenses were $3.7 million in the three months ended March 31, 2014, as compared to $1.0 million for the same period in 2013. The increase of $2.7 million was primarily due to an increase in external costs for clinical trials and manufacturing related to emricasan and personnel costs.

General and Administrative Expenses

General and administrative expenses were $1.6 million in the three months ended March 31, 2014, as compared to $0.7 million for the same period in 2013. The increase of $0.9 million was primarily due to additional personnel costs and costs associated with being a public company, including increased insurance, investor relations, board of directors, accounting and legal expenses.

Changes in components of Other Income (Expense) were as follows:

Interest Income

Interest income was $21,000 for the three months ended March 31, 2014, as compared to approximately $0 for the same period in 2013. Interest income consisted of interest earned on our cash and investment balances. Prior to our IPO in July 2013, our interest income was not significant due to nominal cash and investment balances.

Interest Expense

Interest expense was $18,000 for each of the three months ended March 31, 2014 and 2013 and consisted of interest related to the $1.0 million promissory note payable to Pfizer Inc.

Other Expense

Other expense was $1,000 for the three months ended March 31, 2014, as compared to $16,000 for the same period in 2013 caused by currency fluctuations in the conversion of account balances held in British pounds sterling to U.S. dollars.

Other Financing Expense

Other financing expense was $0 for the three months ended March 31, 2014, as compared to $0.5 million for the same period in 2013. Other financing expense for the period ended March 31, 2013 represents the revaluation of Series A convertible preferred stock warrants issued in connection with the 2010 bridge notes.

Liquidity and Capital Resources

We have incurred losses since inception and negative cash flows from operating activities and, as of March 31, 2014, we had an accumulated deficit of $79.7 million. We anticipate that we will continue to incur net losses for the foreseeable future as we continue the development and potential commercialization of emricasan and incur additional costs associated with being a public company.

Prior to our IPO in July 2013, we funded our operations primarily through private placements of equity and convertible debt securities. In July 2013, we completed our IPO of 6,000,000 shares of common stock at an offering price of $11.00 per share. We received net proceeds of approximately $58.6 million, after deducting underwriting discounts and commissions and offering-related transaction costs. At March 31, 2014, we had cash, cash equivalents and marketable securities of approximately $51.1 million. To fund further operations, we will need to raise additional capital. We plan to continue to fund losses from operations and capital funding needs through future equity and debt financing, as well as potential additional collaborations. The sale of additional equity or convertible debt could result in additional dilution to our stockholders. The incurrence of indebtedness would result in debt service obligations and could result in operating and financing covenants that would restrict our operations. No assurances can be provided that financing will be available in the amounts we need or on terms acceptable to us, if at all. If we are not able to secure adequate additional funding we may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. Any of these actions could materially harm our business, results of operations and future prospects.

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

The following table sets forth a summary of the net cash flow activity for each of the periods set forth below:

	Three Months Ended March 31,
	2014	2013
Net cash used in operating activities	$(5,061,125)	$(2,431,335)
Net cash provided by investing activities	3,375,834	3,725,000
Net cash provided by (used in) financing activities	12,000	(489,270)

Net (decrease) increase in cash and cash equivalents	$(1,673,291)	$804,395

Net cash used in operating activities was $5.1 million and $2.4 million for the three months ended March 31, 2014 and 2013, respectively. The primary use of cash was to fund our operations related to the development of emricasan.

Net cash provided by investing activities was $3.4 million for the three months ended March 31, 2014, which consisted primarily of proceeds from maturities of marketable securities, partially offset by cash used to purchase marketable securities. During the three months ended March 31, 2013, investing activities provided cash of $3.7 million, which consisted of proceeds from maturities of marketable securities.

Net cash provided by financing activities was $12,000 for the three months ended March 31, 2014. During the three months ended March 31, 2013, financing activities used net cash of $0.5 million mainly due to distribution to wholly owned subsidiary in connection with spin-off of Idun.

Contractual Obligations and Commitments

As of March 31, 2014, there have been no material changes outside the ordinary course of our business to the contractual obligations we reported in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Commitments” in our annual report on Form 10-K for the year ended December 31, 2013.

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

As of March 31, 2014, there have been no material changes in our market risk from that described in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our annual report on Form 10-K for the year ended December 31, 2013.

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

Inherent Limitations of Internal Controls

Our management, including our principal executive officer and our principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are currently not a party to any material legal proceedings.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors included in “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 28, 2014, other than the risk factors below.

Risks Related to Our Business and Industry

We may not be able to obtain orphan drug exclusivity for emricasan for any indication.

In the United States, under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biological product intended to treat a rare disease or condition. Such diseases and conditions are those that affect fewer than 200,000 individuals in the United States, or if they affect more than 200,000 individuals in the United States, there is no reasonable expectation that the cost of developing and making a drug product available in the United States for these types of diseases or conditions will be recovered from sales of the product. Orphan product designation must be requested before submitting a new drug application, or NDA. If the FDA grants orphan product designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by that agency. Orphan product designation does not convey any advantage in or shorten the duration of the regulatory review and approval process, but it can lead to financial incentives, such as opportunities for grant funding toward clinical trial costs, tax advantages and user-fee waivers.

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

The criteria for designating an orphan medicinal product in the European Union, or the EU, are similar in principle to those in the United States. Under Article 3 of Regulation (EC) 141/2000, a medicinal product may be designated as orphan if (1) it is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (2) either (a) such condition affects no more than five in 10,000 persons in the EU when the application is made, or (b) the product, without the benefits derived from orphan status, would not generate sufficient return in the EU to justify investment; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU, or if such a method exists, the product will be of significant benefit to those affected by the condition, as defined in Regulation (EC) 847/2000. Orphan medicinal products are eligible for financial incentives such as reduction of fees or fee waivers and are, upon grant of a marketing authorization, entitled to ten years of market exclusivity for the approved therapeutic indication. The application for orphan designation must be submitted before the application for marketing authorization. The applicant will receive a fee reduction for the marketing authorization application if the orphan designation has been granted, but not if the designation is still pending at the time the marketing authorization is submitted. Orphan designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

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

We originally applied for orphan drug designation for emricasan for the treatment of fibrosis in hepatitis C virus, or HCV, post-orthotopic liver transplant, or POLT, patients in the United States and the EU. The FDA granted an orphan drug designation for emricasan for the treatment of POLT patients with reestablished fibrosis to delay the progression to cirrhosis and end-stage liver disease. In the EU, we withdrew the application based on feedback from the applicable regulatory body that emricasan may have efficacy in fibrosis outside of the HCV-POLT patient population. We cannot assure you that we will be able to obtain orphan drug exclusivity for emricasan in any jurisdiction for the target indications in a timely manner or at all, or that a competitor will not obtain orphan drug exclusivity that could block the regulatory approval of emricasan for several years. If we are unable to obtain orphan drug designation in the United States or the EU, we will not receive market exclusivity which might affect our ability to generate sufficient revenues. If a competitor is able to obtain orphan exclusivity that would block emricasan’s regulatory approval, our ability to generate revenues would be significantly reduced which would harm our business prospects, financial condition and results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Use of Proceeds

On July 24, 2013, our registration statement on Form S-1 (File No. 333-189305), which registered an aggregate amount of up to $69.0 million of our common stock, was declared effective by the SEC for our initial public offering, or IPO. On July 25, 2013, we filed a Registration Statement pursuant to Rule 462(b) (File No. 333-190115), which registered an additional aggregate amount of up to $6.9 million of our common stock. At the closing of our IPO on July 30, 2013, we sold 6,000,000 shares of common stock at an IPO price of $11.00 per share and received gross proceeds of $66.0 million, which resulted in net proceeds to us of approximately $58.6 million, after underwriting discounts and commissions of approximately $4.6 million and offering-related transaction costs of approximately $2.8 million. None of the expenses associated with our IPO were paid to directors, officers, persons owning ten percent or more of any class of equity securities, or to their associates, or to our affiliates. Stifel, Nicolaus & Company, Incorporated and Piper Jaffray & Co. acted as joint book-running managers and JMP Securities LLC and

SunTrust Robinson Humphrey, Inc. acted as co-managers for our IPO. On August 23, 2013, the underwriters’ 30-day over-allotment option to purchase an additional 900,000 shares of common stock in our IPO expired without being exercised and the IPO terminated.

We intend to use the net offering proceeds to fund the clinical development of emricasan and for working capital and general corporate purposes. Pending use of the net proceeds, we plan to invest the net proceeds from our IPO in short- and intermediate-term, interest-bearing obligations, investment-grade instruments, certificates of deposit or direct or guaranteed obligations of the U.S. government. Through March 31, 2014, the net proceeds have been applied as follows: $5.4 million towards the clinical development of emricasan and $7.6 million towards working capital and general corporate purposes.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

A list of exhibits is set forth on the Exhibit Index immediately following the signature page of this quarterly report on Form 10-Q and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONATUS PHARMACEUTICALS INC.

Date: May 14, 2014	/s/ Steven J. Mento, Ph.D.
Steven J. Mento, Ph.D.
President and Chief Executive Officer
(principal executive officer)

Date: May 14, 2014	/s/ Charles J. Cashion
Charles J. Cashion
Senior Vice President, Finance,
Chief Financial Officer and Secretary
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation

3.2(1)	Amended and Restated Bylaws

4.1(2)	Specimen Common Stock Certificate

4.2(3)	First Amended and Restated Investor Rights Agreement, dated February 9, 2011

4.3(3)	Form of Warrant issued to investors in the Registrant’s 2013 bridge financing

4.4(2)	Form of Warrant issued to lenders under the Loan and Security Agreement, dated as of July 3, 2013, by and among the Registrant, Oxford Finance LLC, Silicon Valley Bank and the other lenders party thereto

10.1#(4)	Amended and Restated Annual Incentive Plan, dated January 1, 2014

10.2(4)	Office Lease Agreement, dated February 28, 2014, by and between the Registrant and The Point Office Partners, LLC

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 1, 2013.
(2)	Incorporated by reference to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-189305), filed with the SEC on July 8, 2013.

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 189305), filed with the SEC on June 14, 2013.
(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 28, 2014.
#	Indicates management contract or compensatory plan.
*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the Registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.
**	Users of this data are advised that pursuant to Rule 406T of Regulation S-T, this XBRL information is being furnished and not filed herewith for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and Sections 11 or 12 of the Securities Act of 1933, as amended, and is not to be incorporated by reference into any filing, or part of any registration statement or prospectus, of the Registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.