Form 10-Q
period 2014-06-30
Conatus Pharmaceuticals Inc.
filed 2014-08-14
CIK 1383701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                     TO

Commission file number: 001-36003

CONATUS PHARMACEUTICALS INC.

(Exact name of registrant as specified in its charter)

Delaware	20-3183915
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

16745 W. Bernardo Dr., Suite 200 San Diego, CA	92127
(Address of Principal Executive Offices)	(Zip Code)

(858) 376-2600

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

As of August 1, 2014, the registrant had 15,663,866 shares of common stock ($0.0001 par value) outstanding.

CONATUS PHARMACEUTICALS INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Conatus Pharmaceuticals Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$8,397,711	$4,158,953
Marketable securities	38,566,279	52,194,034
Prepaid and other current assets	639,733	545,504

Total current assets	47,603,723	56,898,491
Property and equipment, net	83,398	23,068
Other assets	77,376	14,395

Total assets	$47,764,497	$56,935,954

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$2,464,960	$1,494,435
Accrued compensation	796,718	1,322,569

Total current liabilities	3,261,678	2,817,004
Note payable	1,000,000	1,000,000
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized; 15,663,866 shares issued and 15,483,999 shares outstanding, excluding 179,867 shares subject to repurchase, at June 30, 2014; 15,619,879 shares issued and 15,386,542 shares outstanding, excluding 233,337 shares subject to repurchase, at December 31, 2013	1,548	1,539
Additional paid-in capital	128,475,997	127,536,408
Accumulated other comprehensive income	2,148	11,497
Accumulated deficit	(84,976,874)	(74,430,494)

Total stockholders’ equity	43,502,819	53,118,950

Total liabilities and stockholders’ equity	$47,764,497	$56,935,954

See accompanying notes to condensed consolidated financial statements.

Conatus Pharmaceuticals Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Operating expenses:
Research and development	$3,467,068	$1,117,096	$7,117,666	$2,084,874
General and administrative	1,837,688	670,430	3,432,935	1,419,226

Total operating expenses	5,304,756	1,787,526	10,550,601	3,504,100
Other income (expense):
Interest income	15,343	—	36,116	132
Interest expense	(17,500)	(196,244)	(35,000)	(213,744)
Other income (expense)	3,889	726	3,105	(14,951)
Other financing expense	—	(2,890,258)	—	(3,437,422)

Total other income (expense)	1,732	(3,085,776)	4,221	(3,665,985)

Net loss	(5,303,024)	(4,873,302)	(10,546,380)	(7,170,085)
Other comprehensive income (loss):
Net unrealized gains (losses) on marketable securities	4,022	—	(9,349)	(551)

Comprehensive loss	$(5,299,002)	$(4,873,302)	$(10,555,729)	$(7,170,636)

Reconciliation of net loss to net (loss) income applicable to common stockholders:
Net loss	$(5,303,024)	$(4,873,302)	$(10,546,380)	$(7,170,085)
Gain on extinguishment of convertible preferred stock	—	11,491,043	—	11,491,043
Deemed distribution from promissory note issuance	—	(474,561)	—	(474,561)
Net income applicable to participating securities	—	(5,919,404)	—	(3,846,397)

Net (loss) income applicable to common stockholders	$(5,303,024)	$223,776	$(10,546,380)	$—

Net (loss) income per share applicable to common stockholders:
Basic	$(0.34)	$0.20	$(0.68)	$—
Diluted	$(0.34)	$0.16	$(0.68)	$—
Weighted average shares outstanding used in computing net (loss) income per share applicable to common stockholders:
Basic	15,445,835	1,138,695	15,429,731	1,099,830
Diluted	15,445,835	1,439,211	15,429,731	1,400,229

See accompanying notes to condensed consolidated financial statements.

Conatus Pharmaceuticals Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2014	2013
Operating activities
Net loss	$(10,546,380)	$(7,170,085)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6,971	5,340
Share-based compensation expense	873,504	25,916
Noncash other financing expense	—	3,442,335
Amortization of premium on investments	353,679	8,922
Changes in operating assets and liabilities:
Prepaid and other current assets	(94,229)	(81,781)
Other assets	(62,981)	—
Accounts payable and accrued expenses	970,525	(659,429)
Accrued compensation	(512,630)	32,939

Net cash used in operating activities	(9,011,541)	(4,395,843)
Investing activities
Maturities of investments	29,204,000	3,725,000
Purchase of investments	(15,939,273)	—
Capital expenditures	(67,301)	—

Net cash provided by investing activities	13,197,426	3,725,000
Financing activities
Issuance of promissory notes and warrants	—	1,001,552
Distribution to wholly owned subsidiary in connection with spin-off of Idun	—	(500,000)
Deferred public offering costs	—	(599,385)
Issuance of common stock for exercise of stock options	52,873	13,392

Net cash provided by (used in) financing activities	52,873	(84,441)

Net increase (decrease) in cash and cash equivalents	4,238,758	(755,284)
Cash and cash equivalents at beginning of period	4,158,953	4,036,091

Cash and cash equivalents at end of period	$8,397,711	$3,280,807

Supplemental disclosure of cash flow information:
Cash paid for interest	$17,500	$17,500

Supplemental schedule of noncash investing and financing activities:
Issuance of warrants in conjunction with debt	$—	$506,113

See accompanying notes to condensed consolidated financial statements.

Conatus Pharmaceuticals Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization and Basis of Presentation

Conatus Pharmaceuticals Inc. (the Company) was incorporated in the state of Delaware on July 13, 2005. The Company is a biotechnology company focused on the development and commercialization of novel medicines to treat liver disease.

As of June 30, 2014, the Company has devoted substantially all of its efforts to product development and has not realized revenues from its planned principal operations.

The Company has a limited operating history, and the sales and income potential of the Company’s business and market are unproven. The Company has experienced net losses since its inception and, as of June 30, 2014, had an accumulated deficit of $85.0 million. The Company expects to continue to incur net losses for at least the next several years. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure. If the Company is unable to generate revenues adequate to support its cost structure, the Company may need to raise additional equity or debt financing.

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

Investments

The Company classifies its investments as available-for-sale and records such assets at estimated fair value in the condensed consolidated balance sheets, with unrealized gains and losses, if any, reported as a component of other comprehensive income (loss) within the condensed consolidated statements of operations and comprehensive loss and as a separate component of stockholders’ equity. The Company invests its excess cash balances primarily in corporate debt securities and money market funds with strong credit ratings. Realized gains and losses are calculated on the specific identification method and recorded as interest income. There were no realized gains and losses for the periods ended June 30, 2014 and 2013.

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

Long-Lived Assets

The Company regularly reviews the carrying value and estimated lives of all of its long-lived assets, including property and equipment, to determine whether indicators of impairment may exist which warrant adjustments to carrying values or estimated useful lives. The determinants used for this evaluation include management’s estimate of the asset’s ability to generate positive income from operations and positive cash flow in future periods, as well as the strategic significance of the assets to the Company’s business objective. Should an impairment exist, the impairment loss would be measured based on the excess of the carrying amount of the asset’s fair value. The Company has not recognized any impairment losses through June 30, 2014.

Research and Development Expenses

All research and development costs are expensed as incurred.

Income Taxes

The Company’s policy related to accounting for uncertainty in income taxes prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. As of December 31, 2013, there are no unrecognized tax benefits included in the condensed consolidated balance sheet that would, if recognized, affect the Company’s effective tax rate, and the Company has noted no material changes through June 30, 2014. The Company has not recognized interest and penalties in the condensed consolidated balance sheets or condensed consolidated statements of operations and comprehensive loss. The Company is subject to U.S. and California taxation. As of December 31, 2013, the Company’s tax years beginning 2005 to date are subject to examination by taxing authorities.

Convertible Preferred Stock Warrant Liability

The Company had issued freestanding warrants exercisable to purchase shares of its Series A and Series B convertible preferred stock. These warrants were classified as a liability in the accompanying condensed consolidated balance sheets prior to the completion of the Company’s initial public offering (IPO) of its common stock in July 2013, as the terms for redemption of the underlying security were outside the Company’s control. The Series A convertible preferred stock warrants were recorded at fair value using the Black-Scholes option pricing model. The Series B convertible preferred stock warrants were recorded at fair value using a Monte Carlo model. The fair value of all warrants, except as noted below, was remeasured at each financial reporting date with any changes in fair value being recognized in other financing income (expense), a component of other income (expense), in the accompanying condensed consolidated statements of operations and comprehensive loss. The Company ceased the remeasurement of the fair value upon exercise of the Series A warrants and the Series B warrants becoming exercisable for shares of common stock, immediately prior to the completion of the Company’s IPO in July 2013.

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

Net (Loss) Income Per Share

Basic net (loss) income per share is calculated by dividing the net (loss) income by the weighted average number of common shares outstanding during the period. Diluted net (loss) income per share is computed by dividing the net (loss) income by the weighted average number of common shares and common share equivalents outstanding for the period. Common stock equivalents are only included when their effect is dilutive. The Company’s potentially dilutive securities, which include warrants, outstanding stock options under the stock option plan and common stock subject to repurchase by the Company, have been excluded from the computation of diluted net (loss) income per share in the periods in which they would be anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Numerator:
Net (loss) income attributable to common stockholders	$(5,303,024)	$223,776	$(10,546,380)	$—

Denominator for basic and diluted net (loss) income per share:
Weighted average common shares outstanding, basic	15,445,835	1,138,695	15,429,731	1,099,830
Dilutive potential common stock outstanding:
Unvested stock options outstanding	—	300,516	—	300,399

Weighted average common shares outstanding, diluted	15,445,835	1,439,211	15,429,731	1,400,229

Net (loss) income per share applicable to common stockholders:
Basic	$(0.34)	$0.20	$(0.68)	$—
Diluted	$(0.34)	$0.16	$(0.68)	$—

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because to do so would be anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Warrants to purchase preferred stock	—	416,911	—	416,911
Warrants to purchase common stock	149,704	—	149,704	—
Common stock options	1,683,752	—	1,683,752	—
Common stock subject to repurchase	179,867	—	179,867	—

Total	2,013,323	416,911	2,013,323	416,911

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. This guidance removes the definition of a development stage entity from FASB’s accounting standards codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from GAAP. In addition, the guidance eliminates the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The guidance becomes effective in the first annual period beginning after December 15, 2014, with an option for early adoption. The Company elected to early adopt this standard during the quarter ended June 30, 2014.

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

Level 1:	Includes financial instruments for which quoted market prices for identical instruments are available in active markets.

Level 2:	Includes financial instruments for which there are inputs other than quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets with insufficient volume or infrequent transaction (less active markets) or model-driven valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3:	Includes financial instruments for which fair value is derived from valuation techniques in which one or more significant inputs are unobservable, including management’s own assumptions.

Below is a summary of assets and liabilities measured at fair value as of June 30, 2014 and December 31, 2013.

		Fair Value Measurements Using
	June 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds	$5,349,849	$5,349,849	$—	$—
Municipal bonds	70,000	—	70,000	—
Corporate debt securities	40,996,888	—	40,996,888	—

Total assets	$46,416,737	$5,349,849	$41,066,888	$—

		Fair Value Measurements Using
	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds	$3,832,902	$3,832,902	$—	$—
Municipal bonds	255,000	—	255,000	—
Corporate debt securities	50,438,149	—	50,438,149	—
Debt securities in government sponsored entities	1,500,885	—	1,500,885	—

Total assets	$56,026,936	$3,832,902	$52,194,034	$—

The Company’s marketable securities, consisting principally of debt securities, are classified as available-for-sale, are stated at fair value, and consist of Level 2 financial instruments in the fair value hierarchy. The Company determines the fair value of its debt security holdings based on pricing from a service provider. The service provider values the securities based on using market prices from a variety of industry-standard independent data providers.

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

The fair value of the convertible preferred stock warrant liability was determined based on “Level 3” inputs and utilized the Black-Scholes option pricing model for the Series A convertible preferred stock warrants. The Series B convertible preferred stock warrants utilized a Monte Carlo model. The warrant liabilities were marked to market before converting to equity at the IPO. The following table presents activity for the convertible preferred stock warrant liability measured at fair value using significant unobservable Level 3 inputs during the year ended December 31, 2013 and the six months ended June 30, 2014.

Fair Value Measurements at Reporting Date Using Significant Unobservable Inputs (Level 3)
Balance at December 31, 2012	$160,345
Issuance of preferred stock warrants	625,679
Changes in fair value reflected as other financing expense	3,457,184
Conversion to equity at IPO	(4,243,208)

Balance at December 31, 2013	—

Balance at June 30, 2014	$—

The fair value of the convertible promissory notes was determined based on “Level 3” inputs and valued the notes utilizing an estimated cost of debt from publicly available information on issuances of high yield fixed income securities issued by comparable companies. The Company concluded that a 15% discount rate was appropriate, resulting in an initial fair value for the notes of approximately $970,000. The discount was accreted to interest expense through the Company’s IPO and was accreted completely at the IPO as the notes plus accrued interest converted to common stock at the IPO. The following table presents activity for the convertible promissory notes measured at fair value using significant unobservable Level 3 inputs during the year ended December 31, 2013 and the six months ended June 30, 2014.

Fair Value Measurements at Reporting Date Using Significant Unobservable Inputs (Level 3)
Balance at December 31, 2012	$—
Issuance of convertible promissory notes	970,000
Accretion of debt discount to interest expense	31,439
Conversion to equity at IPO	(1,001,439)

Balance at December 31, 2013	—

Balance at June 30, 2014	$—

4. Investments

The Company invests its excess cash in money market funds and debt instruments of financial institutions, corporations, government sponsored entities and municipalities. The following tables summarize the Company’s marketable securities:

As of June 30, 2014	Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Corporate debt securities	1 or less	$38,737,236	$2,449	$—	$38,739,685
Corporate debt securities	1 - 2	2,257,504	—	(301)	2,257,203
Municipal bonds	1 or less	70,000	—	—	70,000

Total		$41,064,740	$2,449	$(301)	$41,066,888

As of December 31, 2013	Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Corporate debt securities	1 or less	$47,172,466	$11,148	$—	$47,183,614
Corporate debt securities	1 - 2	3,254,329	206	—	3,254,535
Debt securities in government sponsored entities	1 - 2	1,500,742	143	—	1,500,885
Municipal bonds	1 or less	255,000	—	—	255,000

Total		$52,182,537	$11,497	$—	$52,194,034

5. Property and Equipment

Property and equipment consist of the following:

	Useful Life in Years	June 30, 2014	December 31, 2013
Furniture and fixtures	4	$123,685	$115,417
Computer equipment and office equipment	4	113,193	96,569
Leasehold improvements	4	46,053	3,645

		282,931	215,631
Less accumulated depreciation and amortization		(199,533)	(192,563)

		$83,398	$23,068

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

Stock Options

The following table summarizes the Company’s stock option activity under all stock option plans for the six months ended June 30, 2014:

	Total Options	Weighted- Average Exercise Price
Balance at December 31, 2013	790,590	$4.01
Granted	982,250	8.95
Exercised	(49,088)	1.09
Cancelled	(40,000)	10.61

Balance at June 30, 2014	1,683,752	$6.82

The Company recorded stock-based compensation of $494,072 and $4,498 for the three months ended June 30, 2014 and 2013, respectively, and $873,504 and $25,916 for the six months ended June 30, 2014 and 2013, respectively.

Common Stock Reserved for Future Issuance

The following shares of common stock are reserved for future issuance at June 30, 2014:

Common stock warrants	149,704
Stock options issued and outstanding	1,683,752
Authorized for future option grants	611,109

2,444,565

8. Commitments

The Company leases certain office space under a noncancelable operating lease with terms through June 30, 2014. There are no future minimum payments under this noncancelable operating lease at June 30, 2014. Rent expense was $44,883 and $38,514 for the three months ended June 30, 2014 and 2013, respectively, and $89,766 and $77,028 for the six months ended June 30, 2014 and 2013, respectively.

In February 2014, the Company entered into a noncancelable operating lease for certain office space starting in July 2014 through December 2019. Future minimum payments under this noncancelable operating lease total approximately $1.5 million at June 30, 2014.

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

We have designed a comprehensive clinical program to demonstrate the therapeutic benefit of emricasan across the spectrum of liver diseases. Our development strategy for emricasan targets indications with high unmet clinical need, such as patients with acute-on-chronic liver failure, or ACLF, and chronic liver failure, or CLF, and other chronic liver indications. The other chronic liver indications we are targeting include patients who have developed liver fibrosis post-orthotopic liver transplant, or POLT, due to hepatitis C virus, or HCV, infection and have subsequently achieved sustained viral response, or SVR, following anti-HCV therapy, or POLT-HCV-SVR, and patients with non-alcoholic fatty liver disease, or NAFLD, specifically non-alcoholic steatohepatitis, or NASH.

We are conducting three clinical trials of emricasan in patients with impaired organ function to support dose selection and prioritization for advancement in our overall clinical development program: a Phase 2b clinical trial initiated in September 2013 in ACLF patients who may have simultaneous impairment of both liver and kidney function; a Phase 1 clinical trial initiated in January 2014 in patients with severe renal impairment; and a Phase 1 clinical trial initiated in April 2014 in patients with various degrees of hepatic impairment. Top-line pharmacokinetic, or PK, data from these three clinical trials are expected in the second half of 2014. We expect to complete dosing in the ACLF clinical trial by the end of 2014. We do not expect to dose the maximum of 60 patients stipulated in the protocol, but we expect that enrollment and results will be sufficient to determine the future direction for the clinical development of emricasan in this critically ill patient population by the end of 2014.

We believe that emricasan may provide meaningful clinical benefit for CLF patients with long-term cirrhosis whose disease symptoms progress in severity over time. Dosing and PK information from the severe renal impairment clinical trial and the hepatic impairment clinical trial is expected to support the design of a Phase 2 CLF clinical trial, which we expect to initiate in the second half of 2014. In May 2014, we initiated a Phase 2b clinical trial in POLT-HCV-SVR patients with fibrosis. Initial open-label data from the POLT-HCV-SVR Phase 2b clinical trial are expected in the first half of 2015. In March 2014, we initiated a Phase 2 clinical trial of emricasan in patients with NAFLD, including patients with NASH. Announcement of top-line results from the Phase 2 NAFLD/NASH clinical trial is being deferred to the first quarter of 2015.

Target Therapeutic Area	Description of Patient Population	Development Plans

Acute-on-Chronic Liver Failure	ACLF occurs in patients who have compensated or decompensated cirrhosis but are in relatively stable condition until an acute event sets off a rapid worsening of liver function.

•        In September 2013, we initiated a Phase 2b clinical trial in ACLF. We expect to have top-line PK data from the ACLF clinical trial in the second half of 2014 and to determine the future direction for the clinical development in this population by the end of 2014.

Chronic Liver Failure	Patients with CLF suffer from compensated or decompensated cirrhosis.	• Our planned clinical trials in CLF will assess whether emricasan can delay or prevent disease progression. We expect to initiate a Phase 2 CLF clinical trial in the second half of 2014.

Post Liver Transplant Clearance of Hepatitis C Virus Infection with Sustained Viral Response	In patients with POLT-HCV-SVR, liver fibrosis may persist for many years.

•        In May 2014, we initiated a placebo-controlled (open to sponsor) Phase 2b clinical trial tracking biomarkers and histology in POLT patients who respond to antiviral therapy but still have underlying liver fibrosis. We expect to have initial data from the sponsor-open clinical trial in the first half of 2015

Non-alcoholic Steatohepatitis	NASH patients suffer from inflammation due to fat buildup in the liver.

•        In March 2014, we initiated a Phase 2 clinical trial in the United States for NAFLD, and NASH. Our goal is to accumulate sufficient and relevant clinical data to allow rapid advancement of emricasan once appropriate regulatory pathways are defined. We expect to have top-line data from this clinical trial in the first quarter of 2015.

Since our inception, our primary activities have been organizational activities, including recruiting personnel, conducting research and development, including clinical trials, and raising capital. We have funded our operations since inception primarily through sales of equity securities and convertible promissory notes. From inception through June 30, 2014, we have received net proceeds of $119.7 million from such sales, including the completion of our initial public offering, or IPO, in July 2013 of 6,000,000 shares of common stock at an offering price of $11.00 per share. We received net proceeds of approximately $58.6 million from our IPO, after deducting underwriting discounts and commissions and offering-related transaction costs.

We have no products approved for sale. We have not generated any revenues to date, and we have incurred significant operating losses since our inception. We have never been profitable and have incurred consolidated net losses of approximately $15.6 million and $8.7 million in the years ended December 31, 2013 and 2012, respectively, and $5.3 million and $10.5 million for the three and six months ended June 30, 2014, respectively. As of June 30, 2014, we had an accumulated deficit of $85.0 million.

We expect to continue to incur significant operating losses and negative cash flows from operating activities for the foreseeable future as we continue the clinical development of emricasan and seek regulatory approval for and, if approved, pursue eventual commercialization of emricasan. As of June 30, 2014, we had cash, cash equivalents and marketable securities of approximately $47.0 million. To fund further operations, we will need to raise additional capital. We may obtain additional financing in the future through the issuance of our common stock in future public offerings, through other equity or debt financings or through collaborations or partnerships with other companies. Although it is difficult to predict future liquidity requirements, we believe that our existing cash, cash equivalents and marketable securities, together with interest thereon, including funds raised in our IPO, will be sufficient to fund our operations for at least the next 12 months. We will need to raise additional funds to complete additional clinical trials of emricasan to fund regulatory filings for emricasan in the United States and the European Union and for potential commercialization of emricasan.

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

Research and Development Expenses

The majority of our operating expenses to date have been incurred in research and development activities. Since acquiring emricasan in 2010, we have incurred approximately $23.0 million in the development of emricasan through June 30, 2014. Our business model is currently focused on the broad development of emricasan in various liver diseases and is dependent upon our continuing to conduct research and a significant amount of clinical development. Our research and development expenses consist primarily of:

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

Interest Expense

Interest expense consists of coupon interest on our $1.0 million promissory note payable to Pfizer Inc., interest accrued on the convertible promissory notes payable to certain existing investors issued in May 2013, which automatically converted into common stock in connection with the completion of our IPO, and interest accrued pursuant to the loan and security agreement, or the Credit Facility, with Oxford Finance LLC, as collateral agent and a lender, and certain other lenders party thereto from time to time, including Silicon Valley Bank, through our prepayment of the outstanding advances under the Credit Facility in September 2013.

Other Income (Expense)

Other income (expense) includes non-operating transactions such as those caused by currency fluctuations in the conversion of account balances held in foreign currencies to U.S. dollars.

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

There were no significant changes during the six months ended June 30, 2014 to the critical accounting policies described in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Results of Operations

Comparison of the Three Months Ended June 30, 2014 and 2013

Research and Development Expenses

Research and development expenses were $3.5 million in the three months ended June 30, 2014, as compared to $1.1 million for the same period in 2013. The increase of $2.4 million was primarily due to an increase in external costs for clinical trials and manufacturing related to emricasan and personnel costs.

General and Administrative Expenses

General and administrative expenses were $1.8 million in the three months ended June 30, 2014, as compared to $0.7 million for the same period in 2013. The increase of $1.1 million was primarily due to additional personnel costs and costs associated with being a public company, including increased insurance, public reporting, board of directors, legal, investor relations and accounting expenses.

Changes in components of Other Income (Expense) were as follows:

Interest Income

Interest income was $15,000 for the three months ended June 30, 2014, as compared to $0 for the same period in 2013. Interest income consisted of interest earned on our cash and investment balances. Prior to our IPO in July 2013, our interest income was not significant due to nominal cash and investment balances.

Interest Expense

Interest expense was $18,000 for the three months ended June 30, 2014, as compared to $196,000 for the same period in 2013. The decrease was due to interest and expenses associated with the aggregate of $1.0 million of convertible promissory notes we issued in May 2013, which were converted into shares of our common stock at the IPO.

Other Income

Other income was $4,000 for the three months ended June 30, 2014, as compared to $1,000 for the same period in 2013 caused by currency fluctuations in the conversion of account balances held in foreign currencies to U.S. dollars.

Other Financing Expense

Other financing expense was $0 for the three months ended June 30, 2014, as compared to $2.9 million for the same period in 2013. Other financing expense for the three months ended June 30, 2013 represents the revaluation of our convertible preferred stock warrants issued in conjunction with our 2010 and 2013 bridge note financings.

Comparison of the Six Months Ended June 30, 2014 and 2013

Research and Development Expenses

Research and development expenses were $7.1 million in the six months ended June 30, 2014, as compared to $2.1 million for the same period in 2013. The increase of $5.0 million was primarily due to an increase in external costs for clinical trials and manufacturing related to emricasan and personnel costs.

General and Administrative Expenses

General and administrative expenses were $3.4 million in the six months ended June 30, 2014, as compared to $1.4 million for the same period in 2013. The increase of $2.0 million was primarily due to additional personnel costs and costs associated with being a public company, including increased insurance, investor relations, board of directors, public reporting, accounting and legal expenses.

Changes in components of Other Income (Expense) were as follows:

Interest Income

Interest income was $36,000 for the six months ended June 30, 2014, as compared to approximately $0 for the same period in 2013. Interest income consisted of interest earned on our cash and investment balances. Prior to our IPO in July 2013, our interest income was not significant due to nominal cash and investment balances.

Interest Expense

Interest expense was $35,000 for the six months ended June 30, 2014, as compared to $214,000 for the same period in 2013. The decrease was due to interest and expenses associated with the aggregate of $1.0 million of convertible promissory notes we issued in May 2013, which were converted into shares of our common stock at the IPO.

Other Income (Expense)

Other income was $3,000 for the six months ended June 30, 2014, as compared to other expense of $15,000 for the same period in 2013 caused by currency fluctuations in the conversion of account balances held in foreign currencies to U.S. dollars.

Other Financing Expense

Other financing expense was $0 for the six months ended June 30, 2014, as compared to $3.4 million for the same period in 2013. Other financing expense for the six months ended June 30, 2013 represents the revaluation of our convertible preferred stock warrants issued in conjunction with our 2010 and 2013 bridge note financings.

Liquidity and Capital Resources

We have incurred losses since inception and negative cash flows from operating activities and, as of June 30, 2014, we had an accumulated deficit of $85.0 million. We anticipate that we will continue to incur net losses for the foreseeable future as we continue the development and potential commercialization of emricasan and incur additional costs associated with being a public company.

Prior to our IPO in July 2013, we funded our operations primarily through private placements of equity and convertible debt securities. In July 2013, we completed our IPO of 6,000,000 shares of common stock at an offering price of $11.00 per share. We received net proceeds of approximately $58.6 million, after deducting underwriting discounts and commissions and offering-related transaction costs. At June 30, 2014, we had cash, cash equivalents and marketable securities of approximately $47.0 million. We believe our existing cash, cash equivalents and marketable securities will be sufficient to fund our operations for at least the next 12 months. To fund further operations, we will need to raise additional capital. We plan to continue to fund losses from operations and capital funding needs through future equity and debt financing, as well as potential additional collaborations. The sale of additional equity or convertible debt could result in additional dilution to our stockholders. The incurrence of indebtedness would result in debt service obligations and could result in operating and financing covenants that would restrict our operations. No assurances can be provided that financing will be available in the amounts we need or on terms acceptable to us, if at all. If we are not able to secure adequate additional funding, we may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. Any of these actions could materially harm our business, results of operations and future prospects.

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

The following table sets forth a summary of the net cash flow activity for each of the periods set forth below:

	Six Months Ended June 30,
	2014	2013
Net cash used in operating activities	$(9,011,541)	$(4,395,843)
Net cash provided by investing activities	13,197,426	3,725,000
Net cash provided by (used in) financing activities	52,873	(84,441)

Net increase (decrease) in cash and cash equivalents	$4,238,758	$(755,284)

Net cash used in operating activities was $9.0 million and $4.4 million for the six months ended June 30, 2014 and 2013, respectively. The primary use of cash was to fund our operations related to the development of emricasan.

Net cash provided by investing activities was $13.2 million for the six months ended June 30, 2014, which consisted primarily of proceeds from maturities of marketable securities, partially offset by cash used to purchase marketable securities. During the six months ended June 30, 2013, investing activities provided cash of $3.7 million, which consisted of proceeds from maturities of marketable securities.

Net cash provided by financing activities was $53,000 for the six months ended June 30, 2014, which consisted of proceeds from the exercise of stock options. During the six months ended June 30, 2013, financing activities used net cash of $84,000 mainly due to IPO related costs and a distribution to our wholly owned subsidiary, Idun Pharmaceuticals, Inc., in connection with our spin-off of such subsidiary, partially offset by net proceeds from the issuance of convertible promissory notes in May 2013.

Contractual Obligations and Commitments

In February 2014, we entered into a lease agreement with The Point Office Partners, LLC. Under the terms of the lease agreement, we will lease approximately 9,954 rentable square feet of office space located at 16745 West Bernardo Drive, San Diego, California from July 2014 through December 2019 with a renewal option for an additional five years. The monthly base rent will increase 3% annually from approximately $23,890 in 2014 to $27,695 in 2019.

As of June 30, 2014, there have been no other material changes outside the ordinary course of our business to the contractual obligations we reported in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Commitments” in our annual report on Form 10-K for the year ended December 31, 2013.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements (as defined by applicable regulations of the SEC) that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2014, there have been no material changes in our market risk from that described in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our annual report on Form 10-K for the year ended December 31, 2013.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this quarterly report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective.

Inherent Limitations of Internal Controls

Our management, including our principal executive officer and our principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are currently not a party to any material legal proceedings.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors included in “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission on March 28, 2014, other than the risk factors below.

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

Unregistered Sales of Equity Securities

None.

Use of Proceeds

On July 24, 2013, our registration statement on Form S-1 (File No. 333-189305), which registered an aggregate amount of up to $69.0 million of our common stock, was declared effective by the Securities and Exchange Commission for our initial public offering, or IPO. On July 25, 2013, we filed a Registration Statement pursuant to Rule 462(b) (File No. 333-190115), which registered an additional aggregate amount of up to $6.9 million of our common stock. At the closing of our IPO on July 30, 2013, we sold 6,000,000 shares of common stock at an IPO price of $11.00 per share and received gross proceeds of $66.0 million, which resulted in net proceeds to us of approximately $58.6 million, after underwriting discounts and commissions of approximately $4.6 million and offering-related transaction costs of approximately $2.8 million. None of the expenses associated with our IPO were paid to directors, officers, persons owning ten percent or more of any class of equity securities, or to their associates, or to our affiliates. Stifel, Nicolaus & Company, Incorporated and Piper Jaffray & Co. acted as joint book-running managers, and JMP Securities LLC and SunTrust Robinson Humphrey, Inc. acted as co-managers for our IPO. On August 23, 2013, the underwriters’ 30-day over-allotment option to purchase an additional 900,000 shares of common stock in our IPO expired without being exercised and the IPO terminated.

We intend to use the net offering proceeds to fund the clinical development of emricasan and for working capital and general corporate purposes. Pending use of the net proceeds, we plan to invest the net proceeds from our IPO in short- and intermediate-term, interest-bearing obligations, investment-grade instruments, certificates of deposit or direct or guaranteed obligations of the U.S. government. Through June 30, 2014, the net proceeds have been applied as follows: $7.5 million towards the clinical development of emricasan and $10.7 million towards working capital and general corporate purposes.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Entry into a Material Definitive Agreement

On August 14, 2014, we entered into an At Market Issuance Sales Agreement, or the Sales Agreement, with MLV & Co. LLC, or MLV, pursuant to which we may sell from time to time, at our option, up to an aggregate of $50.0 million of shares of our common stock through MLV, as sales agent. Sales of our common stock made pursuant to the Sales Agreement, if any, will be made on The Nasdaq Global Market, or the Exchange, under our Registration Statement on Form S-3 filed on August 14, 2014 by means of ordinary brokers’ transactions at market prices. Additionally, under the terms of the Sales Agreement, we may also sell shares of our common stock through MLV, on the Exchange or otherwise, at negotiated prices or at prices related to the prevailing market price. Under the terms of the Sales Agreement, MLV may not engage in any proprietary trading or trading as principal for MLV’s own account. MLV will use its commercially reasonable efforts consistent with its normal trading and sales practices to sell our common stock from time to time, based upon our instructions (including any price, time or size limits or other customary parameters or conditions we may impose). We cannot provide any assurances that we will issue any shares pursuant to the Sales Agreement. We will pay a commission rate equal to up to 3% of the gross sales price per share sold. We have also agreed to provide MLV with customary indemnification and contribution rights.

The Sales Agreement will automatically terminate upon the sale of an aggregate of $50.0 million of shares of our common stock pursuant to the Sales Agreement. In addition, the Sales Agreement may be terminated by us or MLV at any time upon ten days’ notice to the other party, or by MLV at any time in certain circumstances, including the occurrence of an event that would be reasonably likely to have a material adverse effect on our assets, business, operations, earnings, properties, condition (financial or otherwise), prospects, stockholders’ equity or results of operations.

The foregoing description of the Sales Agreement is not complete and is qualified in its entirety by reference to the Sales Agreement, a copy of which is filed as Exhibit 1.2 to our Registration Statement on Form S-3 filed on August 14, 2014 with the SEC and is incorporated herein by reference.

ITEM 6.	EXHIBITS

A list of exhibits is set forth on the Exhibit Index immediately following the signature page of this quarterly report on Form 10-Q and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONATUS PHARMACEUTICALS INC.

Date: August 14, 2014	/s/ Steven J. Mento, Ph.D.
Steven J. Mento, Ph.D.
President and Chief Executive Officer
(principal executive officer)

Date: August 14, 2014	/s/ Charles J. Cashion
Charles J. Cashion
Senior Vice President, Finance,
Chief Financial Officer and Secretary
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation

3.2(1)	Amended and Restated Bylaws

4.1(2)	Specimen Common Stock Certificate

4.2(3)	First Amended and Restated Investor Rights Agreement, dated February 9, 2011

4.3(3)	Form of Warrant issued to investors in the Registrant’s 2013 bridge financing

4.4(2)	Form of Warrant issued to lenders under the Loan and Security Agreement, dated as of July 3, 2013, by and among the Registrant, Oxford Finance LLC, Silicon Valley Bank and the other lenders party thereto

10.1(4)	At Market Issuance Sales Agreement, dated as of August 14, 2014, by and between the Registrant and MLV & Co. LLC

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 1, 2013.
(2)	Incorporated by reference to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-189305), filed with the SEC on July 8, 2013.
(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 189305), filed with the SEC on June 14, 2013.
(4)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3, filed with the SEC on August 14, 2014.
*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the Registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.
**	Users of this data are advised that pursuant to Rule 406T of Regulation S-T, this XBRL information is being furnished and not filed herewith for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and Sections 11 or 12 of the Securities Act of 1933, as amended, and is not to be incorporated by reference into any filing, or part of any registration statement or prospectus, of the Registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.