Form 10-Q
period 2014-09-30
Conatus Pharmaceuticals Inc.
filed 2014-11-13
CIK 1383701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

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

As of October 31, 2014, the registrant had 15,689,366 shares of common stock ($0.0001 par value) outstanding.

CONATUS PHARMACEUTICALS INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Conatus Pharmaceuticals Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$11,325,134	$4,158,953
Marketable securities	30,602,384	52,194,034
Prepaid and other current assets	796,194	545,504

Total current assets	42,723,712	56,898,491
Property and equipment, net	241,642	23,068
Other assets	267,532	14,395

Total assets	$43,232,886	$56,935,954

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$3,172,738	$1,494,435
Accrued compensation	1,261,888	1,322,569

Total current liabilities	4,434,626	2,817,004
Note payable	1,000,000	1,000,000
Deferred rent	23,403	—
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized; 15,683,866 shares issued and 15,526,323 shares outstanding, excluding 157,543 shares subject to repurchase, at September 30, 2014; 15,619,879 shares issued and 15,386,542 shares outstanding, excluding 233,337 shares subject to repurchase, at December 31, 2013	1,553	1,539
Additional paid-in capital	129,194,086	127,536,408
Accumulated other comprehensive (loss) income	(6,748)	11,497
Accumulated deficit	(91,414,034)	(74,430,494)

Total stockholders’ equity	37,774,857	53,118,950

Total liabilities and stockholders’ equity	$43,232,886	$56,935,954

See accompanying notes to condensed consolidated financial statements.

Conatus Pharmaceuticals Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Operating expenses:
Research and development	$4,397,402	$1,885,567	$11,515,068	$3,970,441
General and administrative	2,018,835	1,107,668	5,451,770	2,526,894

Total operating expenses	6,416,237	2,993,235	16,966,838	6,497,335
Other income (expense):
Interest income	11,989	7,788	48,105	7,920
Interest expense	(17,500)	(203,917)	(52,500)	(417,661)
Other (expense) income	(15,412)	7,911	(12,307)	(7,040)
Other financing expense	—	(139,328)	—	(3,576,750)

Total other expense	(20,923)	(327,546)	(16,702)	(3,993,531)

Net loss	(6,437,160)	(3,320,781)	(16,983,540)	(10,490,866)
Other comprehensive (loss) income:
Net unrealized (losses) gains on marketable securities	(8,896)	11,732	(18,245)	11,181

Comprehensive loss	$(6,446,056)	$(3,309,049)	$(17,001,785)	$(10,479,685)

Reconciliation of net loss to net loss applicable to common stockholders:
Net loss	$(6,437,160)	$(3,320,781)	$(16,983,540)	$(10,490,866)
Gain on extinguishment of convertible preferred stock	—	—	—	11,491,043
Deemed distribution from promissory note issuance	—	—	—	(474,561)
Net income applicable to participating securities	—	—	—	(525,616)

Net loss applicable to common stockholders	$(6,437,160)	$(3,320,781)	$(16,983,540)	$—

Net loss per share applicable to common stockholders, basic and diluted	$(0.42)	$(0.28)	$(1.10)	$—
Weighted average shares outstanding used in computing net loss per share applicable to common stockholders, basic and diluted	15,508,477	11,664,328	15,455,056	4,660,027

See accompanying notes to condensed consolidated financial statements.

Conatus Pharmaceuticals Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Operating activities
Net loss	$(16,983,540)	$(10,490,866)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	21,407	7,799
Share-based compensation expense	1,565,895	101,379
Noncash other financing expense	—	3,618,093
Amortization of premium on investments	458,850	42,936
Changes in operating assets and liabilities:
Prepaid and other current assets	(250,690)	(537,428)
Other assets	(62,981)	—
Accounts payable and accrued expenses	1,636,245	(312,806)
Accrued compensation	(43,769)	17,634
Deferred rent	23,403	—

Net cash used in operating activities	(13,635,180)	(7,553,259)
Investing activities
Maturities of marketable securities	46,654,000	3,725,000
Purchase of marketable securities	(25,539,445)	(24,223,839)
Capital expenditures	(197,923)	—

Net cash provided by (used in) investing activities	20,916,632	(20,498,839)
Financing activities
Issuance of promissory notes and warrants	—	1,001,552
Distribution to wholly owned subsidiary in connection with spin-off of Idun	—	(500,000)
Deferred public offering costs	(190,156)	—
Issuance of common stock related to initial public offering, net of offering costs	—	58,608,454
Issuance of common stock for exercise of stock options	74,885	41,392

Net cash (used in) provided by financing activities	(115,271)	59,151,398

Net increase in cash and cash equivalents	7,166,181	31,099,300
Cash and cash equivalents at beginning of period	4,158,953	4,036,091

Cash and cash equivalents at end of period	$11,325,134	$35,135,391

Supplemental disclosure of cash flow information:
Cash paid for interest	$52,500	$71,083

Supplemental schedule of noncash investing and financing activities:
Issuance of warrants in conjunction with debt	$—	$625,792

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

As of September 30, 2014, the Company has devoted substantially all of its efforts to product development and has not realized revenues from its planned principal operations.

The Company has a limited operating history, and the sales and income potential of the Company’s business and market are unproven. The Company has experienced net losses since its inception and, as of September 30, 2014, had an accumulated deficit of $91.4 million. The Company expects to continue to incur net losses for at least the next several years. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure. If the Company is unable to generate revenues adequate to support its cost structure, the Company may need to raise additional equity or debt financing.

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

Marketable Securities

The Company classifies its investments as available-for-sale and records such assets at estimated fair value in the condensed consolidated balance sheets, with unrealized gains and losses, if any, reported as a component of other comprehensive income (loss) within the condensed consolidated statements of operations and comprehensive loss and as a separate component of stockholders’ equity. The Company invests its excess cash balances primarily in corporate debt securities and money market funds with strong credit ratings. Realized gains and losses are calculated on the specific identification method and recorded as interest income. There were no realized gains and losses for the periods ended September 30, 2014 and 2013.

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

Long-Lived Assets

The Company regularly reviews the carrying value and estimated lives of all of its long-lived assets, including property and equipment, to determine whether indicators of impairment may exist which warrant adjustments to carrying values or estimated useful lives. The determinants used for this evaluation include management’s estimate of the asset’s ability to generate positive income from operations and positive cash flow in future periods, as well as the strategic significance of the assets to the Company’s business objective. Should an impairment exist, the impairment loss would be measured based on the excess of the carrying amount of the asset’s fair value. The Company has not recognized any impairment losses through September 30, 2014.

Research and Development Expenses

All research and development costs are expensed as incurred.

Income Taxes

The Company’s policy related to accounting for uncertainty in income taxes prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. As of December 31, 2013, there are no unrecognized tax benefits included in the condensed consolidated balance sheet that would, if recognized, affect the Company’s effective tax rate, and the Company has noted no material changes through September 30, 2014. The Company has not recognized interest and penalties in the condensed consolidated balance sheets or condensed consolidated statements of operations and comprehensive loss. The Company is subject to U.S. and California taxation. As of December 31, 2013, the Company’s tax years beginning 2005 to date are subject to examination by taxing authorities.

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

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss by the weighted average number of common shares and common share equivalents outstanding for the period. Common stock equivalents are only included when their effect is dilutive. The Company’s potentially dilutive securities, which include warrants, outstanding stock options under the Company’s stock option plans and common stock subject to repurchase by the Company, have been excluded from the computation of diluted net loss per share in the periods in which they would be anti-dilutive. For all periods presented, there is no difference in the number of shares used to compute basic and diluted shares outstanding due to the Company’s net loss position.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator:
Net loss attributable to common stockholders	$(6,437,160)	$(3,320,781)	$(16,983,540)	$—

Denominator for basic and diluted net loss per share:
Weighted average common shares outstanding, basic and diluted	15,508,477	11,664,328	15,455,056	4,660,027

Net loss per share applicable to common stockholders, basic and diluted	$(0.42)	$(0.28)	$(1.10)	$—

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because to do so would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Warrants to purchase common stock	149,704	149,704	149,704	149,704
Common stock options	1,663,752	730,590	1,663,752	730,590
Common stock subject to repurchase	157,543	284,810	157,543	284,810

Total	1,970,999	1,165,104	1,970,999	1,165,104

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. This guidance removes the definition of a development stage entity from FASB’s accounting standards codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from GAAP. In addition, the guidance eliminates the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The guidance becomes effective in the first annual period beginning after December 15, 2014, with an option for early adoption. The Company elected to early adopt this standard during the quarter ended June 30, 2014.

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

Level 1:	Includes financial instruments for which quoted market prices for identical instruments are available in active markets.

Level 2:	Includes financial instruments for which there are inputs other than quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets with insufficient volume or infrequent transaction (less active markets) or model-driven valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3:	Includes financial instruments for which fair value is derived from valuation techniques in which one or more significant inputs are unobservable, including management’s own assumptions.

Below is a summary of assets and liabilities measured at fair value as of September 30, 2014 and December 31, 2013.

		Fair Value Measurements Using
	September 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds	$9,850,742	$9,850,742	$—	$—
Municipal bonds	70,000	—	70,000	—
Corporate debt securities	31,532,251	—	31,532,251	—

Total assets	$41,452,993	$9,850,742	$31,602,251	$—

		Fair Value Measurements Using
	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds	$2,832,559	$2,832,559	$—	$—
Municipal bonds	255,000	—	255,000	—
Corporate debt securities	51,438,492	—	51,438,492	—
Debt securities in government sponsored entities	1,500,885	—	1,500,885	—

Total assets	$56,026,936	$2,832,559	$53,194,377	$—

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

The fair value of the convertible preferred stock warrant liability was determined based on “Level 3” inputs and utilized the Black-Scholes option pricing model for the Series A convertible preferred stock warrants. The Series B convertible preferred stock warrants utilized a Monte Carlo model. The warrant liabilities were marked to market before converting to equity at the IPO. The following table presents activity for the convertible preferred stock warrant liability measured at fair value using significant unobservable Level 3 inputs during the year ended December 31, 2013 and the nine months ended September 30, 2014.

Fair Value Measurements at Reporting Date Using Significant Unobservable Inputs (Level 3)
Balance at December 31, 2012	$160,345
Issuance of preferred stock warrants	625,679
Changes in fair value reflected as other financing expense	3,457,184
Conversion to equity at IPO	(4,243,208)

Balance at December 31, 2013	—

Balance at September 30, 2014	$—

The fair value of the convertible promissory notes was determined based on “Level 3” inputs and valued the notes utilizing an estimated cost of debt from publicly available information on issuances of high yield fixed income securities issued by comparable companies. The Company concluded that a 15% discount rate was appropriate, resulting in an initial fair value for the notes of approximately $970,000. The discount was accreted to interest expense through the Company’s IPO and was accreted completely at the IPO as the notes plus accrued interest converted to common stock at the IPO. The following table presents activity for the convertible promissory notes measured at fair value using significant unobservable Level 3 inputs during the year ended December 31, 2013 and the nine months ended September 30, 2014.

Fair Value Measurements at Reporting Date Using Significant Unobservable Inputs (Level 3)
Balance at December 31, 2012	$—
Issuance of convertible promissory notes	970,000
Accretion of debt discount to interest expense	31,439
Conversion to equity at IPO	(1,001,439)

Balance at December 31, 2013	—

Balance at September 30, 2014	$—

4.	Marketable Securities

The Company invests its excess cash in money market funds and debt instruments of financial institutions, corporations, government sponsored entities and municipalities. The following tables summarize the Company’s marketable securities:

As of September 30, 2014	Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Corporate debt securities	1 or less	$30,539,132	$—	$(6,748)	$30,532,384
Municipal bonds	1 or less	70,000	—	—	70,000

Total		$30,609,132	$—	$(6,748)	$30,602,384

As of December 31, 2013	Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Corporate debt securities	1 or less	$47,172,466	$11,148	$—	$47,183,614
Corporate debt securities	1 - 2	3,254,329	206	—	3,254,535
Debt securities in government sponsored entities	1 - 2	1,500,742	143	—	1,500,885
Municipal bonds	1 or less	255,000	—	—	255,000

Total		$52,182,537	$11,497	$—	$52,194,034

5.	Property and Equipment

Property and equipment consist of the following:

	Useful Life in Years	September 30, 2014	December 31, 2013
Furniture and fixtures	4	$239,788	$115,417
Computer equipment and office equipment	4	153,065	96,569
Leasehold improvements	5	62,758	3,645

		455,611	215,631
Less accumulated depreciation and amortization		(213,969)	(192,563)

		$241,642	$23,068

6.	Note Payable

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

On August 14, 2014, the Company entered into an At Market Issuance Sales Agreement (the Sales Agreement) with MLV & Co. LLC (MLV), pursuant to which the Company may sell from time to time, at its option, up to an aggregate of $50.0 million of shares of its common stock through MLV, as sales agent. Sales of the Company’s common stock made pursuant to the Sales Agreement, if any, will be made on The NASDAQ Global Market (Nasdaq) by means of ordinary brokers’ transactions at market prices. Additionally, under the terms of the Sales Agreement, the Company may also sell shares of its common stock through MLV, on Nasdaq or otherwise, at negotiated prices or at prices related to the prevailing market price. Under the terms of the Sales Agreement, MLV may not engage in any proprietary trading or trading as principal for MLV’s own account. MLV has agreed to use commercially reasonable efforts consistent with its normal trading and sales practices to sell the Company’s common stock from time to time, based upon the Company’s instructions (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company cannot provide any assurances that it will issue any shares pursuant to the Sales Agreement. The Company has agreed to pay a commission rate equal to up to 3% of the gross sales price per share sold. The Company has also agreed to provide MLV with customary indemnification and contribution rights. The Company has incurred legal and accounting costs of approximately $0.2 million, as of September 30, 2014, in connection with the commencement of the Sales Agreement, which are recorded in other assets on the balance sheet until such time as the Company issues shares pursuant to the Sales Agreement. As of September 30, 2014, no shares were issued pursuant to the Sales Agreement.

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

In July 2013, all outstanding shares of convertible preferred stock converted to shares of common stock in connection with the IPO.

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

Stock Options

The following table summarizes the Company’s stock option activity under all stock option plans for the nine months ended September 30, 2014:

	Total Options	Weighted- Average Exercise Price
Balance at December 31, 2013	790,590	$4.01
Granted	982,250	8.95
Exercised	(69,088)	1.09
Cancelled	(40,000)	10.61

Balance at September 30, 2014	1,663,752	$6.89

The Company recorded stock-based compensation of $692,391 and $75,463 for the three months ended September 30, 2014 and 2013, respectively, and $1,565,895 and $101,379 for the nine months ended September 30, 2014 and 2013, respectively.

Common Stock Reserved for Future Issuance

The following shares of common stock are reserved for future issuance at September 30, 2014:

Common stock warrants	149,704
Stock options issued and outstanding	1,663,752
Authorized for future option grants	611,109
Authorized for the Employee Stock Purchase Plan	300,000

2,724,565

8.	Commitments

The Company previously leased certain office space under a noncancelable operating lease with terms through June 30, 2014. In February 2014, the Company entered into a noncancelable operating lease for certain office space starting in July 2014 through December 2019. Future minimum payments under this noncancelable operating lease total approximately $1.5 million at September 30, 2014.

Rent expense was $82,936 and $45,003 for the three months ended September 30, 2014 and 2013, respectively, and $172,702 and $122,032 for the nine months ended September 30, 2014 and 2013, respectively.

In July 2010, the Company entered into a stock purchase agreement with Pfizer, pursuant to which the Company acquired all of the outstanding stock of Idun Pharmaceuticals, Inc. (Idun). Under the agreement, the Company may be required to make payments to Pfizer totaling $18.0 million upon the achievement of specified regulatory milestones.

9.	Spin-off of Idun Pharmaceuticals, Inc.

In January 2013, the Company spun off its subsidiary Idun to the Company’s stockholders. Prior to the spin-off, rights relating to emricasan were distributed to the Company by Idun pursuant to a distribution agreement. The spin-off was conducted as a dividend of all of the outstanding capital stock of Idun to the Company’s stockholders. As a result, the Company no longer holds any capital stock of Idun.

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

Overview

We are a biotechnology company focused on the development and commercialization of novel medicines to treat liver disease. We are developing our lead compound, emricasan, for the treatment of patients with chronic liver disease and acute exacerbations of chronic liver disease. Emricasan is a first-in-class, orally active pan-caspase protease inhibitor designed to reduce the activity of all ten human caspases, which are enzymes that mediate inflammation and apoptosis. We believe that by reducing the activity of these enzymes, emricasan has the potential to interrupt the progression of liver disease and potentially provide treatment options in multiple areas of liver disease. We have observed compelling preclinical and clinical trial results that suggest emricasan may have clinical utility in slowing progression of liver diseases regardless of the original cause of the disease. To date, emricasan has been studied in over 550 subjects in twelve clinical trials. In a randomized Phase 2b clinical trial in patients with liver disease, emricasan demonstrated a statistically significant, consistent, rapid and sustained reduction in elevated levels of key biomarkers of inflammation and apoptosis implicated in the severity and progression of liver disease.

We have designed a comprehensive clinical program to demonstrate the therapeutic benefit of emricasan across the spectrum of liver diseases. We are developing emricasan for the treatment of patients with chronic liver disease and acute exacerbations of chronic liver disease, including: acute-on-chronic liver failure, or ACLF; liver cirrhosis, or LC; liver cirrhosis with portal hypertension, or PH; post-orthotopic liver transplant, or POLT, recipients with reestablished liver fibrosis post-transplant as a result of recurrent hepatitis C virus, or HCV, infection who have successfully achieved a sustained viral response, or SVR, following HCV antiviral therapy, or POLT-HCV-SVR; and nonalcoholic fatty liver disease, or NAFLD, including patients with inflammatory and/or fibrotic nonalcoholic steatohepatitis, or NASH.

In November 2014, we presented a late-breaking poster entitled “Rapid and statistically significant reduction of markers of apoptosis and overall cell death in subjects with mild, moderate and severe hepatic impairment treated with a single dose of the pan-caspase inhibitor, emricasan” at The Liver Meeting, the annual meeting of the American Association for the Study of Liver Diseases. The poster disclosed key secondary endpoint pharmacodynamic, or PD, biomarker results from our recently completed Phase 1 hepatic impairment clinical trial. The clinical trial was conducted in 12 subjects with mild, eight subjects with moderate, and eight subjects with severe hepatic impairment, as defined using Child-Pugh Scores, and eight healthy matched control subjects. All subjects received a single 50 mg oral dose of emricasan, and serial blood samples were collected over a 48-hour period. Levels of three key biomarkers of apoptosis, overall cell death, and caspase enzymatic activity – cCK18, full-length cytokeratin 18, or flCK18, and caspase 3/7, respectively – were elevated at study baseline and demonstrated rapid and statistically significant reductions after a single 50 mg oral dose of emricasan. Levels of these three key biomarkers demonstrated significant reductions from the elevated levels at baseline in 100% of the hepatic impaired subjects compared with 0% of the matched control subjects, whose baseline levels were not elevated. In all three impaired groups, peak reductions of caspase 3/7 occurred approximately four hours after dosing, and peak reductions in cCK18 and flCK18 levels occurred eight to 12 hours after dosing. All three biomarkers trended toward pre-dose levels within 24 to 48 hours after dosing of emricasan.

We initiated three clinical trials of emricasan in patients with impaired organ function to support dose selection and prioritization for advancement in our overall clinical development program: a Phase 2b clinical trial initiated in September 2013 in ACLF patients who may have simultaneous impairment of both liver and kidney function; a Phase 1 clinical trial initiated in January 2014 in patients with severe renal impairment; and the previously described Phase 1 hepatic impairment clinical trial initiated in April 2014. Preliminary pharmacokinetic, or PK, results from the renal impairment and hepatic impairment clinical trials were used to support the design of two recently initiated clinical trials in patients with liver cirrhosis.

In our Phase 2b ACLF clinical trial, enrollment has been concluded and dosing has been completed. Aggregate top-line PK/PD data from the ACLF clinical trial, with 21 subjects, the renal impairment clinical trial, with 16 subjects, and the hepatic impairment clinical trial, with 36 subjects, are expected to be available to us by year-end 2014 and to be reported publicly shortly thereafter. Aggregate final data from these three clinical trials, encompassing a total of 73 subjects across five distinct organ impairment patient populations, are expected to be sufficient to determine the optimal dosing of emricasan. These data will also help determine the future direction for the clinical development of emricasan, in potential future studies over a broad range of patient populations, including critically ill patients with varying degrees of liver and kidney function.

Target Therapeutic Area	Description of Patient Population	Development Plans

Acute-on-Chronic Liver Failure	ACLF occurs in patients who have compensated or decompensated cirrhosis but are in relatively stable condition until an acute event sets off a rapid worsening of liver function.	• In September 2013, we initiated a Phase 2b clinical trial in ACLF. We expect to have top-line PK/PD data from the ACLF clinical trial by the end of 2014.

Liver Cirrhosis	In LC patients, healthy liver tissue is replaced with scar tissue resulting in abnormal structure and function of the liver.	• In September 2014, we initiated a Phase 2 clinical trial in LC patients. Top-line data from the first phase of this clinical trial are expected to be available in the second half of 2015.

Portal Hypertension	PH patients have an increase in the pressure within the portal vein which is caused by a blockage in the blood flow through the liver.	• In September 2014, we initiated an exploratory, open label Phase 2 clinical trial in PH patients. Top-line data from this clinical trial are expected to be available in the third quarter of 2015.

Post Liver Transplant Clearance of Hepatitis C Virus Infection with Sustained Viral Response	In patients with POLT-HCV-SVR, liver fibrosis may persist for many years.

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

•    In March 2014, we initiated a Phase 2 clinical trial in the United States for NAFLD, including NASH. Our goal is to accumulate sufficient and relevant clinical data to allow rapid advancement of emricasan once appropriate regulatory pathways are defined. We expect to have top-line data from this clinical trial in the first quarter of 2015.

Since our inception, our primary activities have been organizational activities, including recruiting personnel, conducting research and development, including clinical trials, and raising capital. We have funded our operations since inception primarily through sales of equity securities and convertible promissory notes.

We have no products approved for sale. We have not generated any revenues to date, and we have incurred significant operating losses since our inception. We have never been profitable and have incurred consolidated net losses of approximately $15.6 million and $8.7 million in the years ended December 31, 2013 and 2012, respectively, and $6.4 million and $17.0 million for the three and nine months ended September 30, 2014, respectively. As of September 30, 2014, we had an accumulated deficit of $91.4 million.

We expect to continue to incur significant operating losses and negative cash flows from operating activities for the foreseeable future as we continue the clinical development of emricasan and seek regulatory approval for and, if approved, pursue commercialization of emricasan. As of September 30, 2014, we had cash, cash equivalents and marketable securities of approximately $41.9 million. To fund further operations, we will need to raise additional capital. In August 2014, we entered into an At Market Issuance Sales Agreement, or the Sales Agreement, with MLV & Co. LLC, or MLV, pursuant to which we may sell from time to time, at our option, up to an aggregate of $50.0 million of shares of our common stock in “at-the-market” offerings. We may also obtain additional financing in the future through the issuance of our common stock in public offerings, through other equity or debt financings or through collaborations or partnerships with other companies. Although it is difficult to predict future liquidity requirements, we believe that our existing cash, cash equivalents and marketable securities, including funds raised in our initial public offering, or IPO, will be sufficient to fund our operations for at least the next 12 months. We will need to raise additional funds to complete additional clinical trials of emricasan, to fund regulatory filings for emricasan in the United States and the European Union and for potential commercialization of emricasan.

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

Research and Development Expenses

The majority of our operating expenses to date have been incurred in research and development activities. Since acquiring emricasan in 2010, we have incurred approximately $27.4 million in the development of emricasan through September 30, 2014. Our business model is currently focused on the development of emricasan in various liver diseases and is dependent upon our continuing to conduct research and a significant amount of clinical development. Our research and development expenses consist primarily of:

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

General and Administrative Expenses

General and administrative expenses consist principally of salaries and related costs for personnel in executive, finance, business development and administrative functions. Other general and administrative expenses include costs related to being a public company, as well as insurance, facilities, travel, patent filing and maintenance, legal and consulting expenses.

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

Other Financing Expense

Other financing expense consists of the revaluation of our convertible preferred stock warrants issued in conjunction with our 2010 and 2013 bridge note financings, as well as the write off of the debt discount associated with our 2013 bridge note financing.

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

There were no significant changes during the nine months ended September 30, 2014 to the critical accounting policies described in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Results of Operations

Comparison of the Three Months Ended September 30, 2014 and 2013

Research and Development Expenses

Research and development expenses were $4.4 million in the three months ended September 30, 2014, as compared to $1.9 million for the same period in 2013. The increase of $2.5 million was primarily due to an increase in external costs for clinical trials and manufacturing related to emricasan, as well as higher personnel costs and stock option compensation expense.

General and Administrative Expenses

General and administrative expenses were $2.0 million in the three months ended September 30, 2014, as compared to $1.1 million for the same period in 2013. The increase of $0.9 million was primarily due to higher personnel costs and stock option compensation expense.

Changes in components of Other Income (Expense) were as follows:

Interest Income

Interest income was $12,000 for the three months ended September 30, 2014, as compared to $8,000 for the same period in 2013. Interest income consisted of interest earned on our cash and investment balances. Prior to our IPO in July 2013, our interest income was not significant due to nominal cash and investment balances.

Interest Expense

Interest expense was $18,000 for the three months ended September 30, 2014, as compared to $204,000 for the same period in 2013. The decrease was due to interest and expenses associated with the aggregate of $1.0 million of convertible promissory notes we issued in May 2013, which were converted into shares of our common stock at the IPO, and the Credit Facility funded in July 2013, which was terminated in September 2013.

Other (Expense) Income

Other expense was $15,000 for the three months ended September 30, 2014, as compared to other income of $8,000 for the same period in 2013 caused by currency fluctuations in the conversion of account balances held in foreign currencies to U.S. dollars.

Other Financing Expense

Other financing expense was $0 for the three months ended September 30, 2014, as compared to $139,000 for the same period in 2013. Other financing expense for the three months ended September 30, 2013 represents the write off of the debt discount associated with our 2013 bridge note financing and the revaluation of our convertible preferred stock warrants issued in conjunction with our 2010 and 2013 bridge note financings.

Comparison of the Nine Months Ended September 30, 2014 and 2013

Research and Development Expenses

Research and development expenses were $11.5 million in the nine months ended September 30, 2014, as compared to $4.0 million for the same period in 2013. The increase of $7.5 million was primarily due to an increase in external costs for clinical trials and manufacturing related to emricasan, as well as higher personnel costs and stock option compensation expense.

General and Administrative Expenses

General and administrative expenses were $5.5 million in the nine months ended September 30, 2014, as compared to $2.5 million for the same period in 2013. The increase of $3.0 million was primarily due to higher personnel costs, stock option compensation expense and costs associated with being a public company, including increased insurance, investor relations, board of directors, public reporting and accounting expenses.

Changes in components of Other Income (Expense) were as follows:

Interest Income

Interest income was $48,000 for the nine months ended September 30, 2014, as compared to $8,000 for the same period in 2013. Interest income consisted of interest earned on our cash and investment balances. Prior to our IPO in July 2013, our interest income was not significant due to nominal cash and investment balances.

Interest Expense

Interest expense was $53,000 for the nine months ended September 30, 2014, as compared to $418,000 for the same period in 2013. The decrease was due to interest and expenses associated with the aggregate of $1.0 million of convertible promissory notes we issued in May 2013, which were converted into shares of our common stock at the IPO, and the Credit Facility funded in July 2013, which was terminated in September 2013.

Other Expense

Other expense was $12,000 for the nine months ended September 30, 2014, as compared to $7,000 for the same period in 2013 caused by currency fluctuations in the conversion of account balances held in foreign currencies to U.S. dollars.

Other Financing Expense

Other financing expense was $0 for the nine months ended September 30, 2014, as compared to $3.6 million for the same period in 2013. Other financing expense for the nine months ended September 30, 2013 represents the revaluation of our convertible preferred stock warrants issued in conjunction with our 2010 and 2013 bridge note financings and the write off of the debt discount associated with our 2013 bridge note financing.

Liquidity and Capital Resources

We have incurred losses since inception and negative cash flows from operating activities and, as of September 30, 2014, we had an accumulated deficit of $91.4 million. We anticipate that we will continue to incur net losses for the foreseeable future as we continue the development and potential commercialization of emricasan and incur additional costs associated with being a public company.

Prior to our IPO in July 2013, we funded our operations primarily through private placements of equity and convertible debt securities. In July 2013, we completed our IPO of 6,000,000 shares of common stock at an offering price of $11.00 per share. We received net proceeds of approximately $58.6 million, after deducting underwriting discounts and commissions and offering-related transaction costs. At September 30, 2014, we had cash, cash equivalents and marketable securities of approximately $41.9 million. We believe our existing cash, cash equivalents and marketable securities will be sufficient to fund our operations for at least the next 12 months. To fund further operations, we will need to raise additional capital. We plan to continue to fund losses from operations and capital funding needs through future equity and debt financing, as well as potential additional collaborations. The sale of additional equity or convertible debt could result in additional dilution to our stockholders. The incurrence of indebtedness would result in debt service obligations and could result in operating and financing covenants that would restrict our operations. No assurances can be provided that financing will be available in the amounts we need or on terms acceptable to us, if at all. If we are not able to secure adequate additional funding, we may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. Any of these actions could materially harm our business, results of operations and future prospects.

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

In August 2014, we entered into the Sales Agreement with MLV, pursuant to which we may sell from time to time, at our option, up to an aggregate of $50.0 million of shares of our common stock through MLV, as sales agent. Sales of our common stock made pursuant to the Sales Agreement, if any, will be made on The NASDAQ Global Market, or Nasdaq, under our Registration Statement on Form S-3 filed on August 14, 2014 by means of ordinary brokers’ transactions at market prices. Additionally, under the terms of the Sales Agreement, we may also sell shares of our common stock through MLV, on Nasdaq or otherwise, at negotiated prices or at prices related to the prevailing market price. Under the terms of the Sales Agreement, MLV may not engage in any proprietary trading or trading as principal for MLV’s own account. MLV will use its commercially reasonable efforts consistent with its normal trading and sales practices to sell our common stock from time to time, based upon our instructions (including any price, time or size limits or other customary parameters or conditions we may impose). We cannot provide any assurances that we will issue any shares pursuant to the Sales Agreement. We will pay a commission rate equal to up to 3% of the gross sales price per share sold. We have also agreed to provide MLV with customary indemnification and contribution rights. The Sales Agreement may be terminated by us or MLV at any time upon ten days’ notice to the other party, or by MLV at any time in certain circumstances, including the occurrence of an event that would be reasonably likely to have a material adverse effect on our assets, business, operations, earnings, properties, condition (financial or otherwise), prospects, stockholders’ equity or results of operations. As of October 31, 2014, no shares were issued pursuant to the Sales Agreement.

The following table sets forth a summary of the net cash flow activity for each of the periods set forth below:

	Nine Months Ended September 30,
	2014	2013
Net cash used in operating activities	$(13,635,180)	$(7,553,259)
Net cash provided by (used in) investing activities	20,916,632	(20,498,839)
Net cash (used in) provided by financing activities	(115,271)	59,151,398

Net increase in cash and cash equivalents	$7,166,181	$31,099,300

Net cash used in operating activities was $13.6 million and $7.6 million for the nine months ended September 30, 2014 and 2013, respectively. The primary use of cash was to fund our operations related to the development of emricasan.

Net cash provided by investing activities was $20.9 million for the nine months ended September 30, 2014, which consisted primarily of proceeds from maturities of marketable securities, partially offset by cash used to purchase marketable securities. For the nine months ended September 30, 2013, net cash used in investing activities was $20.5 million, which consisted of cash used to purchase marketable securities, partially offset by proceeds from maturities of marketable securities.

Net cash used in financing activities was $0.1 million for the nine months ended September 30, 2014, which consisted of deferred public offering costs related to the Company’s Registration Statement on Form S-3 filed in August 2014, partially offset by proceeds from the exercise of stock options. For the nine months ended September 30, 2013, financing activities provided net cash of $59.2 million mainly due to net proceeds from the IPO in July 2013 and issuance of convertible promissory notes in May 2013, partially offset by a distribution to our wholly owned subsidiary, Idun, in connection with our spin-off of such subsidiary.

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

As of September 30, 2014, there have been no other material changes outside the ordinary course of our business to the contractual obligations we reported in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Commitments” in our annual report on Form 10-K for the year ended December 31, 2013.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements (as defined by applicable regulations of the SEC) that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2014, there have been no material changes in our market risk from that described in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our annual report on Form 10-K for the year ended December 31, 2013.

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

Risks Related to Our Financial Position and Capital Requirements

If we fail to obtain additional financing, we may be unable to complete the development and commercialization of emricasan.

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts to continue the clinical development of emricasan, including our ongoing Phase 2 clinical trials and our planned Phase 3 clinical trials. If approved, we will require significant additional amounts in order to launch and commercialize emricasan, including building our own commercial capabilities to sell, market and distribute emricasan in the United States and the EU.

In July 2013, we received net proceeds of approximately $58.6 million from our initial public offering, or IPO, after deducting underwriting discounts and commissions and offering-related transaction costs. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operations for at least the next 12 months. However, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We will require additional capital for the further development and commercialization of emricasan and may need to raise additional funds sooner if we choose to expand more rapidly than we presently anticipate.

We may seek to obtain additional financing in the future through the issuance of our common stock in public offerings, through other equity or debt financings or through collaborations or partnerships with other companies. For example, in August 2014, we entered into an At Market Issuance Sales Agreement, or the Sales Agreement, with MLV & Co. LLC, or MLV, pursuant to which we may sell from time to time, at our option, up to an aggregate of $50.0 million of shares of our common stock through MLV, as sales agent. Sales of our common stock made pursuant to the Sales Agreement, if any, will be made on The NASDAQ Global Market, or Nasdaq, under our Registration Statement on Form S-3 filed on August 14, 2014 by means of ordinary brokers’ transactions at market prices. Additionally, under the terms of the Sales Agreement, we may also sell shares of our common stock through MLV, on Nasdaq or otherwise, at negotiated prices or at prices related to the prevailing market price. MLV will use its commercially reasonable efforts consistent with its normal trading and sales practices to sell our common stock from time to time, based upon our instructions (including any price, time or size limits or other customary parameters or conditions we may impose). We cannot provide any assurances that we will issue any shares pursuant to the Sales Agreement. In addition, the Sales Agreement may be terminated by us or MLV at any time upon ten days’ notice to the other party, or by MLV at any time in certain circumstances, including the occurrence of an event that would be reasonably likely to have a material adverse effect on our assets, business, operations, earnings, properties, condition (financial or otherwise), prospects, stockholders’ equity or results of operations. As of October 31, 2014, no shares were issued pursuant to the Sales Agreement.

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

We intend to use the net offering proceeds to fund the clinical development of emricasan and for working capital and general corporate purposes. Pending use of the net proceeds, we plan to invest the net proceeds from our IPO in short- and intermediate-term, interest-bearing obligations, investment-grade instruments, certificates of deposit or direct or guaranteed obligations of the U.S. government. Through September 30, 2014, the net proceeds have been applied as follows: $10.5 million towards the clinical development of emricasan and $14.2 million towards working capital and general corporate purposes.

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

CONATUS PHARMACEUTICALS INC.

Date: November 13, 2014	/s/ Steven J. Mento, Ph.D.
Steven J. Mento, Ph.D.
President and Chief Executive Officer
(principal executive officer)

Date: November 13, 2014	/s/ Charles J. Cashion
Charles J. Cashion
Senior Vice President, Finance,
Chief Financial Officer and Secretary
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation

3.2(1)	Amended and Restated Bylaws

4.1(2)	Specimen Common Stock Certificate

4.2(3)	First Amended and Restated Investor Rights Agreement, dated February 9, 2011

4.3(3)	Form of Warrant issued to investors in the Registrant’s 2013 bridge financing

4.4(2)	Form of Warrant issued to lenders under the Loan and Security Agreement, dated as of July 3, 2013, by and among the Registrant, Oxford Finance LLC, Silicon Valley Bank and the other lenders party thereto

10.1(4)	At Market Issuance Sales Agreement, dated as of August 14, 2014, between the Registrant and MLV & Co. LLC

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 1, 2013.
(2)	Incorporated by reference to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-189305), filed with the SEC on July 8, 2013.
(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 189305), filed with the SEC on June 14, 2013.
(4)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (Registration No. 333- 198142), filed with the SEC on August 14, 2014.
*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the Registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.