Form 10-K
period 2014-12-31
Conatus Pharmaceuticals Inc.
filed 2015-03-13
CIK 1383701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                 TO

Commission file number: 001-36003

CONATUS PHARMACEUTICALS INC.

(Exact name of registrant as specified in its charter)

Delaware	20-3183915
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

16745 West Bernardo Dr., Suite 200 San Diego, CA	92127
(Address of Principal Executive Offices)	(Zip Code)

(858) 376-2600

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, par value $0.0001 per share	The NASDAQ Global Market

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $95.1 million, based on the closing price of the registrant’s common stock on The NASDAQ Global Market of $9.11 per share.

As of March 2, 2015, the registrant had 15,693,196 shares of common stock ($0.0001 par value) outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission by April 30, 2015 pursuant to Regulation 14A in connection with the registrant’s 2015 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

CONATUS PHARMACEUTICALS INC.

FORM 10-K

For the Year Ended December 31, 2014

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

Overview

We are a biotechnology company focused on the development and commercialization of novel medicines to treat liver disease. Our lead compound, emricasan, is a first-in-class, orally active pan-caspase protease inhibitor designed to reduce the activity of human caspases, which are enzymes that mediate inflammation and apoptosis.

We believe that by reducing the activity of these enzymes, emricasan has the potential to interrupt the progression of liver disease and potentially provide treatment options in multiple areas of liver disease. We have observed compelling preclinical and clinical trial results that suggest emricasan may have clinical utility in slowing progression of liver disease regardless of the original cause of the disease. To date, emricasan has been studied in over 550 subjects in thirteen clinical trials. In a randomized Phase 2b clinical trial in patients with liver disease, emricasan demonstrated a statistically significant, consistent, rapid and sustained reduction in elevated levels of key biomarkers of inflammation and apoptosis implicated in the severity and progression of liver disease.

We are conducting a comprehensive clinical program to demonstrate the therapeutic benefit of emricasan in patients with chronic liver disease across the spectrum of liver disease, including: liver cirrhosis, or LC; liver cirrhosis with portal hypertension, or PH; post-orthotopic liver transplant, or POLT, recipients with reestablished liver fibrosis post-transplant as a result of recurrent hepatitis C virus, or HCV, infection who have successfully achieved a sustained viral response, or SVR, following HCV antiviral therapy, or POLT-HCV-SVR; and nonalcoholic fatty liver disease, or NAFLD, including patients with inflammatory and/or fibrotic nonalcoholic steatohepatitis, or NASH. The following table summarizes our current development programs for emricasan.

Target Therapeutic Area	Description of Patient Population	Development Program
Liver Cirrhosis (LC)	In LC patients, healthy liver tissue is replaced with scar tissue resulting in abnormal structure and function of the liver.	• In September 2014, we initiated a Phase 2 clinical trial in LC patients. Initial results from this clinical trial are expected to be available in the fourth quarter of 2015.
Portal Hypertension (PH)	These cirrhosis patients have an increase in the pressure within the portal vein, which is caused by a blockage in the blood flow through the liver.	• In September 2014, we initiated an exploratory, open-label Phase 2 clinical trial in PH patients. Top-line results from this clinical trial are expected to be available in the third quarter of 2015.
Post Liver Transplant Clearance of Hepatitis C Virus Infection with Sustained Viral Response (POLT-HCV-SVR)	Liver transplant patients with fibrosis from recurrent HCV and subsequent SVR.

•  In May 2014, we initiated a placebo-controlled Phase 2b clinical trial tracking biomarkers and histology in POLT patients who respond to antiviral therapy but still have underlying liver fibrosis. We expect to have initial baseline data from this clinical trial in the second quarter of 2015.

Non-alcoholic Steatohepatitis (NASH)	NASH patients suffer from inflammation due to fat buildup in the liver, which can progress to cirrhosis, liver cancer and liver failure.

•  In March 2014, we initiated a Phase 2 clinical trial for NAFLD, including NASH. Our goal is to accumulate sufficient and relevant clinical data to allow rapid advancement of emricasan as appropriate regulatory pathways are defined. We expect to have top-line results from this clinical trial in the first quarter of 2015.

Pharmacokinetic, or PK, and Pharmacodynamic, or PD, Clinical Trials in Subjects with Varying Degrees of Organ Impairment	In the later stages of liver disease, the level of organ impairment increases, potentially leading to changes in PK and PD properties of drug candidates.

•  We recently completed and reported data from three PK/PD trials (subjects with acute-on-chronic liver failure, or ACLF, subjects with severe renal impairment and subjects with mild, moderate or severe hepatic impairment).

Our Team

Our senior management team includes former senior executives of Idun Pharmaceuticals, Inc., or Idun. At Idun, these senior executives discovered and led the development of emricasan, Idun’s lead asset, which was then known as IDN-6556, until the company was sold to Pfizer in July 2005. We acquired the global rights to emricasan from Pfizer, where it was known as PF-3491390, in July 2010. At both Idun and Pfizer, emricasan was being developed for the treatment of liver fibrosis. As a result of our experience, we believe we can successfully develop emricasan for the treatment of one or more liver diseases, including LC, PH, POLT-HCV-SVR and NASH.

Our Strategy

Our strategy is to develop and commercialize medicines to treat liver disease and associated fibrotic and cirrhotic indications in areas of high unmet medical need. The key elements of our strategy are to:

•	Focus initial development of emricasan on the treatment of liver diseases with high unmet medical need and in small, identifiable and manageable patient populations. We believe that by inhibiting the caspases responsible for inflammation and apoptosis in the liver, emricasan has the potential to stabilize and improve liver function and to slow liver disease progression in patients with liver cirrhosis. We are focusing our initial development of emricasan in high medical need patients with cirrhosis with varying degrees of liver function impairment. We expect the size and cost of the required clinical trials in these patients to be manageable for our company.

•	Pursue accelerated pathways for regulatory approval in the United States and the European Union, or the EU. Based on our initial development focus of emricasan on liver diseases with high unmet medical need in small, identifiable and manageable patient populations, we believe accelerated pathways for regulatory approval may be applicable in the United States and the EU. We plan to discuss our clinical development and regulatory strategy for emricasan with the U.S. Food and Drug Administration, or the FDA, and regulatory authorities in the EU.

•	Build our own sales and marketing capabilities to commercialize emricasan for indications that target small, identifiable and manageable patient populations in North America and the EU. If emricasan is approved for one or more small, identifiable and manageable patient populations in North America and the EU, we intend to build our own commercial organization to market the product for these indications. Specifically, we plan to build a focused, specialized sales force to target the key physicians who treat these indications in these geographic locations, including hepatologists and other liver specialists in tertiary care and transplant centers.

•	Evaluate strategic partnerships to maximize the commercial potential of emricasan. We plan to evaluate opportunities to partner emricasan with pharmaceutical companies that have established sales and marketing capabilities in regions outside of North America. We may also partner with a pharmaceutical company that has global capabilities to evaluate emricasan in larger patient populations with earlier stages of liver disease for which we believe it may also be effective, such as liver fibrosis from viral hepatitis, alcoholic hepatitis and NASH.

Overview of Liver Disease

The liver is the largest internal organ in the human body and its proper function is indispensable for many critical metabolic functions, including the regulation of lipid and sugar metabolism, the production of important proteins, including those involved in blood clotting, and purification of blood. There are over 100 described diseases of the liver, and because of its many functions, these can be highly debilitating and life-threatening unless effectively treated. Liver diseases can result from injury to the liver caused by a variety of insults, including HCV, hepatitis B virus, or HBV, obesity, chronic excessive alcohol use or autoimmune diseases. Regardless of the underlying cause of the disease, there are important similarities in the disease progression including increased inflammatory activity and excessive liver cell apoptosis, which if unresolved leads to fibrosis. Fibrosis, if allowed to progress, will lead to cirrhosis, or excessive scarring of the liver, and eventually reduced liver function. Some patients with liver cirrhosis have a partially functioning liver and may appear asymptomatic for long periods of time, which is referred to as compensated liver disease. Decompensated liver disease is when the liver is unable to perform its normal functions. Many people with active liver disease remain undiagnosed largely because liver disease patients are often asymptomatic for many years. The National Institutes of Health, or NIH, estimates that 5.5 million Americans have chronic liver disease or cirrhosis, and liver disease is the twelfth leading cause of death in the United States. According to the European Association for the Study of the Liver, 29 million Europeans have chronic liver disease, and liver disease represents approximately two percent of deaths annually. The U.S. Department of Health and Human Services reported that in United States in 2012, more than 6,000 liver transplants were performed and more than 10,000 patients were added to the transplant waiting list.

Liver disease is often first detected as hepatitis, which is defined as inflammation of the liver. Hepatitis is easily detected by a routine laboratory test to measure blood levels of the liver enzyme alanine aminotransferase, or ALT. ALT is elevated in almost all early- to mid-stage liver diseases and represents an overall measure of liver inflammation and liver cell death. As liver disease progresses, fibrotic scar tissue will begin to replace healthy liver tissue and over time will reduce the liver’s ability to function properly. A liver biopsy is used to diagnose fibrosis and determine how much liver scarring has developed. If fibrosis is allowed to progress, it will lead to cirrhosis. As liver cirrhosis becomes progressively worse, all aspects of liver function will dramatically decline, which causes some patients to suffer from ACLF.

ACLF occurs in patients who are in relatively stable condition until an acute event sets off a rapid deterioration of liver function. The morbidity and mortality of the patient population with ACLF is high. If a patient survives the acute decompensating event, the patient may return to a stable state. Patients with LC suffer from continual disease progression, which may eventually lead them to require liver transplantation. Despite advances in liver transplantation, morbidity and mortality in the LC patient population remains high with some patients ineligible for a liver transplant and others unable to be matched with a suitable donor liver.

Patients who receive liver transplants as a result of HCV infection are at risk of residual HCV still being present in the patient’s blood, which can immediately infect the new liver, thus increasing the risk of accelerated inflammation and fibrosis. Even after successful treatment with drugs designed to clear the HCV infection, fibrotic changes in the liver may persist for many years. Liver fibrosis is often evaluated using the standard Ishak Fibrosis Score, which stages the severity of fibrosis and/or cirrhosis. If emricasan demonstrates the ability to halt the progression of fibrosis or cirrhosis in the patient populations we are studying, we believe that this could serve as a basis to evaluate emricasan for additional indications in patients at earlier stages of liver fibrosis resulting from HCV, HBV, NASH, chronic excessive alcohol use or autoimmune diseases.

The Role of Apoptosis, Necrosis and Inflammation in Liver Disease

The death of cells and resulting inflammation play an important role in the progression of many liver diseases. In general, cells can die by either of two major mechanisms, apoptosis, a form of programmed cell death, or necrosis, which is uncontrolled cell death caused by infection, toxins or trauma. Both of these mechanisms can produce a state of acute and/or chronic inflammation as shown in Figure 1.

Figure 1. Apoptosis and Necrosis: The Two Main Pathways of Liver Cell Death

High levels of noxious stimuli can rapidly overwhelm the cell’s natural protective mechanisms, leading to a rupture of the cell and subsequent release of its contents into the surrounding tissue. This process is known as necrosis and results in a highly pro-inflammatory response, further damaging the surrounding tissue. In contrast, the programmed cell death mechanism, termed apoptosis, is a highly controlled and tightly regulated process that involves the orderly condensation and dismantling of the cell leading to its subsequent rapid and specific removal from the surrounding tissue by specialized cells. However, under conditions of excessive stress as often observed in disease, the production of apoptotic cells outpaces the body’s ability to effectively remove them from the surrounding tissue. This results in an accumulation of shed cell fragments known as apoptotic bodies, which are taken up by surrounding cells and can stimulate additional cell death. Disease-driven excessive apoptosis results in the development of scar tissue or fibrosis, which can lead to tissue destruction and eventually reduce the capacity of an organ to function normally.

Markers of Liver Cell Death

ALT is an enzyme that is produced in liver cells and is naturally found in the blood of healthy individuals. In liver disease, liver cells are damaged and as a consequence, ALT is released into the blood, increasing ALT levels above the normal range. Physicians routinely test blood levels of ALT to monitor the health of a patient’s liver. ALT level is a clinically important biochemical marker of the severity of liver inflammation and ongoing liver disease. Elevated levels of ALT represent general markers of liver cell death and inflammation without regard to any specific mechanism. However, in later stage cirrhosis patients, ALT levels have been shown to not be elevated above the normal range. Aspartate aminotransferase, or AST, is a second enzyme found in the blood that is produced in the liver and routinely measured by physicians along with ALT. As with ALT, AST is often elevated in liver disease and, like ALT, is considered an overall marker of liver inflammation. We have measured both ALT and AST levels in our clinical trials and have observed similar effects of emricasan on both enzymes. However, because ALT is considered more liver specific and the pattern of changes we have observed in AST levels has been similar to those seen in ALT levels, our discussion will focus primarily on ALT.

Another important marker of liver cell death is a protein fragment called cCK18. During apoptosis, a key structural protein within the cell called Cytokeratin 18, or CK18, is specifically cleaved by caspases, which results in the release of cCK18 into the blood stream. cCK18 is easily detected in the blood with a commercially-available test and is a mechanism-specific biomarker of apoptosis and caspase activity. Unlike ALT, cCK18 is elevated in patients with advanced liver disease and cirrhosis. Importantly, cCK18 is also present in healthy subjects and multiple studies have demonstrated an approximate basal level in healthy subjects.

Numerous independent clinical trials and published studies have demonstrated the utility of cCK18 for detecting and gauging the severity of ongoing liver disease across a variety of disease etiologies. These studies have demonstrated correlations between disease and cCK18 levels in patients with ACLF, LC, PH, HCV, NASH and various other liver disease indications. For example, it has been shown that in HCV patients, the severity of liver disease was correlated with cCK18 levels and apoptosis, such that the more severe the disease, the higher the serum level of cCK18. In ACLF patients, studies have shown that blood levels of cCK18 were higher in non-surviving patients than in patients that survived. In LC patients, studies have shown that cCK18 levels are elevated and correlate with liver inflammation and cholestasis. In POLT patients with recurrent HCV, it has been shown that cCK18 levels and apoptosis were significantly elevated in liver biopsies as determined by immunohistochemical analysis. We believe these studies demonstrate the relationship between elevated cCK18 levels and severity of liver disease and that cCK18 is a valid and important biomarker of excessive apoptosis in liver disease.

Emricasan

Emricasan is a first-in-class, proprietary and orally active caspase protease inhibitor designed to slow or halt the progression of chronic liver disease caused by fibrosis and cirrhosis. To date, emricasan has been administered to over 550 subjects in eight Phase 1 and five Phase 2 clinical trials and has been generally well-tolerated in both healthy volunteers and patients with liver disease. In particular, we have completed two placebo-controlled Phase 2 clinical trials in patients with liver disease showing statistically significant reductions in ALT levels that occur rapidly, within as little as one day after initiation of therapy, and are maintained throughout the treatment period. In our 204-patient Phase 2b clinical trial, we also measured cCK18. Statistically significant reductions in cCK18 were demonstrated in this clinical trial as early as three hours post-dosing and were maintained for the duration of dosing. Emricasan has been generally well-tolerated in all of the clinical trials. Emricasan has also been extensively profiled in in vitro tests and studied in many preclinical models of human disease.

Mechanism of Action

Emricasan works by inhibiting caspases, which are a family of related enzymes that play an important role as modulators of critical cellular functions, including functions that result in apoptosis and inflammation. Caspase activation and regulation is tightly controlled through a number of mechanisms. All caspases are expressed as enzymatically inactive forms known as pro-caspases, which can be activated following a variety of cellular insults or stimuli. Seven caspases are specifically involved in the process of apoptosis while three caspases specifically activate pro-inflammatory cytokines and are not directly involved in apoptosis as shown in Figure 2.

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

Clinical Data

To date, emricasan has been studied in over 550 subjects in eight Phase 1 clinical trials and five Phase 2 clinical trials. This includes approximately 150 healthy volunteers, 300 subjects with elevated ALT levels and 50 liver transplant subjects receiving single or multiple doses of emricasan ranging from 1 to 500 mg per day orally or 0.1 to 10 mg/kg per day intravenously for up to 12 weeks. Emricasan has demonstrated evidence of a beneficial effect on serological biomarkers in patients with chronic liver disease independent of the cause of disease. Favorable changes have been observed in functional biomarkers of liver damage and inflammation, such as ALT and AST, and mechanistic biomarkers, such as cCK18 and caspase activity, indicating that emricasan works by the presumed mechanism of action of inhibiting apoptosis of liver cells. Importantly, clinical trials have also demonstrated that emricasan does not inhibit normal levels of caspase activity in healthy individuals. Emricasan has been generally well-tolerated in clinical trials completed to date.

Phase 2b Pharmacokinetic (PK) and Pharmacodynamic (PD) Clinical Trial in ACLF Patients

We recently completed a Phase 2b dose ranging clinical trial in ACLF patients. The ACLF clinical trial was designed to assess the PK and PD of emricasan, as well as biomarker and clinical responses, following twice daily, or BID, oral dosing of emricasan or placebo for 28 days. Patients were randomized to receive either placebo, 5 mg, 25 mg or 50 mg emricasan BID. The primary objective in this 28-day dosing trial was to evaluate the PK and PD together with the safety of emricasan to determine whether any dosing adjustments are needed in this critically ill patient population. We measured changes in liver function (creatinine, bilirubin and International Normalized Ratio), changes in biomarkers (ALT, cCK18, Caspase 3/7 and Interleukin 18), time to clinical worsening, or TTCW, which is defined as the first occurrence of liver transplant, progression to next organ failure or death and changes in extra-hepatic organ function. Twenty of 21 patients enrolled in the ACLF clinical trial had alcohol-associated liver disease, consistent with alcoholic liver disease being a major contributor to the ACLF patient population.

Emricasan exposure after the first dose was more than twice the exposure in patients with stable severe hepatic impairment. Emricasan was well-tolerated and there were no drug-related serious adverse events or dose-limiting toxicities. Adverse events observed were reflective of the patient populations being studied.

ALT levels were not increased in the ACLF patient population. By contrast, levels of mechanism-specific biomarkers of caspase activity and inflammation – cCK18, Caspase 3/7, and IL-18 – and a biomarker of more generalized cell death – full-length cytokeratin 18, or flCK18 – were all elevated at baseline, demonstrating their important role in the ACLF disease process. Dose-related responses to emricasan in elevated biomarkers were apparent with no response noted in the placebo cohort, limited or no response in the 5 mg BID cohort, an initial rapid but transitory response in the 25 mg BID cohort, and a rapid and sustained response in almost all of the 50 mg BID cohort. Emricasan 25 mg and 50 mg BID oral dosing reduced cCK18, flCK18 and Caspase 3/7 levels within 24 hours post administration (Study Day 2) by at least 30%. More modest ~20% reductions in elevated IL-18 levels were also observed in the 25 mg and 50 mg BID cohorts by Day 7. Only the emricasan 50 mg dose resulted in sustained reductions in cCK18 over the entire dosing period in the majority of patients. The median reduction in the 50 mg BID cohort on Day 2 was 54% compared with a median reduction of 7%, 13% and 44% in the placebo, 5 mg and 25 mg cohorts, respectively. The observed reduction in cCK18 was maintained in the 50 mg BID cohort (median reduction of 56% and 50% on Day 4 and Day 7, respectively) but not maintained in the other cohorts.

Phase 2b Dose Response Trial in HCV Patients (Study A8491003)

Study A8491003, or the 003 trial, was a Phase 2b, randomized, multicenter, double-blind, placebo-controlled, parallel group, dose response clinical trial. The trial was designed to evaluate the safety and efficacy of emricasan in patients with chronic HCV infection who were unresponsive to antiviral therapy and who had compensated liver disease with or without fibrosis. Patients with cirrhosis or hepatocellular carcinoma were excluded from the clinical trial. The clinical trial enrolled 204 HCV patients across three oral emricasan dose arms of BID 5 mg, 25 mg and 50 mg and one placebo arm. The primary endpoint in the trial was changes from baseline in ALT and AST levels over a period of 12 weeks. This trial also measured cCK18 levels and caspase 3 and 7 activity as exploratory biomarkers. In this clinical trial, emricasan treatment resulted in statistically significant reductions in the primary endpoints of ALT and AST levels as well as statistically significant reductions in cCK18 levels and caspase 3 and 7 activity.

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

The 003 trial data also provide evidence that emricasan reduces cCK18 levels from baseline in patients with elevated cCK18 levels, as shown in Figure 5 below. Statistically significant reductions in cCK18 levels were reported as early as three hours after dosing and were still evident following ten weeks of treatment, within each of the 5 mg, 25 mg and 50 mg dose arms compared to baseline values in the relevant dose group. Importantly, in the 003 trial, after ten weeks of dosing, cCK18 levels in all emricasan treatment groups were similar to the baseline level of cCK18 in healthy volunteers as established in our Phase 1 clinical trial (see the description of trial IDN-6556-03 below) and as generally reported from independent trials. We believe this observation suggests that normal levels of caspase activity remain intact. We also believe that by returning apoptosis to normalized levels, emricasan may enable the balance between apoptosis and the body’s normal clearance mechanism for apoptosis to be restored.

Figure 5. Change in cCK18 from Baseline Following BID Dosing in Subjects with HCV

The 003 trial also included measurements of caspase 3 and 7 enzymatic activity. As shown in Figure 6 below, emricasan significantly reduced caspase 3 and 7 activity in a pattern similar to its effect on cCK18. We believe these data demonstrate that emricasan rapidly reduces elevated levels of caspase enzymatic activity and, as a consequence, excessive apoptosis in these patients. Since caspase 3 and 7 are known to be involved in the cleavage of CK18, which produces cCK18, we also believe these data suggest that the effect of emricasan on cCK18 is a result of inhibiting caspase activity. In addition, consistent with the cCK18 data, emricasan did not eliminate all caspase 3 and 7 activity in these patients. We believe this suggests that emricasan does not interfere with normal base levels of caspase activity or apoptosis, which is important in establishing the overall safety profile of emricasan.

Figure 6. Change in Caspase 3 and 7 Enzymatic Activity from Baseline Following BID Dosing in Subjects with HCV

In the 003 trial, emricasan was generally observed to be well-tolerated. The most commonly reported adverse events in emricasan-treated subjects were headache, fatigue, nausea and diarrhea, most of which were mild to moderate in severity. Thirteen subjects withdrew from the trial including seven in the placebo group, three from the 5 mg, two from the 50 mg and one from the 25 mg emricasan groups. Nineteen adverse events reported by 14 subjects were considered severe with the greatest incidence in the placebo and 5 mg emricasan-treated groups (seven events each) and the lowest incidence in the 25 mg treatment group (one event). Severe adverse events were varied and showed no pattern across the treatment groups. The majority of adverse events had been resolved by the end of the trial, and the numbers of continuing events were similar for each of the patient cohorts. In addition, no concerning changes in any of the laboratory parameters and no clinically relevant changes in vital signs, electrocardiograms, physical examinations or liver ultrasound scans could be attributed to emricasan.

Phase 2 Ascending Dose Trial in Patients with Hepatic Impairment (Study A8491004)

Study A8491004, or the 004 trial, was a Phase 2, randomized, multicenter, double-blind, placebo-controlled, ascending dose clinical trial in 105 patients with mild to moderate hepatic impairment. The trial was designed to evaluate the safety, tolerability and PK of several dosing regimens of orally administered emricasan in these patients. The secondary objective of the clinical trial was to evaluate the effects of emricasan on ALT and AST, as markers of efficacy. The clinical trial was conducted at seven trial sites, and emricasan was administered orally for up to three times daily for 14 days. The trial predominantly included patients with HCV liver disease and also included limited numbers of patients with liver disease attributed to other causes, including HBV, NASH and primary biliary cirrhosis/primary sclerosing cholangitis. While once-daily, or QD, and BID dosing in the HCV patients demonstrated significant reductions in ALT from baseline, the BID dosing cohorts demonstrated greater percentage decreases of ALT levels than QD dosing.

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

Figure 8. Percentage Change in ALT from Baseline Following BID and TID Dosing in Subjects with HCV

In all of the patient populations in this trial, emricasan was generally well-tolerated. The most commonly reported adverse events related to emricasan were upper abdominal pain, dyspepsia, fatigue, dizziness and headache. No subject was discontinued due to an adverse event. Importantly, in both the HCV and HBV infected patients studied, no increases in viral load parameters were observed.

Phase 2 Ascending Dose Crossover Trial in Patients with HCV and Liver Fibrosis (Study A8491010)

Study A8491010 was a Phase 2, randomized, double-blind, placebo-controlled crossover dose response clinical trial of emricasan in 24 patients with chronic HCV infection and liver fibrosis conducted by Pfizer. This trial assessed the effects of BID dosing of emricasan on ALT and AST levels in these patients. For each patient, the trial consisted of a screening visit, a two-week baseline period, three 14-day trial periods separated by a minimum washout period of two weeks and a two-week follow-up period after the last treatment period. Each patient was to receive three of five possible treatments (emricasan 0.5, 1, 2.5, 5 mg or placebo) BID for 13 days and QD on the final day of each trial period. This clinical trial was voluntarily discontinued early due to an unanticipated finding of inflammatory infiltrates in mice in a preclinical study that was ongoing concurrently with the clinical trial and was unrelated to this Phase 2 clinical trial. Pfizer notified the FDA of the findings in mice and the discontinuation of the clinical trial, which resulted in the agency placing a clinical hold on the study of emricasan in 2007. At the time the clinical hold was imposed, 18 of 24 subjects had completed study A8491010. Because the trial was discontinued prematurely, formal statistical tests were not performed. However, reductions in ALT in the 5 mg BID dose group were similar to the results of the 5 mg BID dose groups in the 003 and 004 trials. As described in the Emricasan History section below, the clinical hold was lifted in January 2013.

Phase 2 Trial of IDN-6556 in Patients with Severe Alcoholic Hepatitis and Contradictions to Steroid Therapy

We were previously supporting a pilot clinical trial funded by the National Institute on Alcohol Abuse and Alcoholism in patients with alcoholic hepatitis. This exploratory trial was a placebo-controlled trial that was being conducted at three centers in the United States to assess patient survival as the primary endpoint. In November 2014, we notified the FDA, the National Institute on Alcohol Abuse and Alcoholism and the clinical sites involved in the trial that we were terminating the clinical trial prematurely. This decision was based on data from our PK clinical trials in hepatic impairment subjects, which showed higher than expected exposure of emricasan in blood levels in patients with severe hepatic impairment. Trial closure activities are now occurring at the clinical sites.

Clinical Studies in Organ Preservation in Transplant Patients

Preclinical studies demonstrated that emricasan is effective in protecting organs from damage that can occur during transplantation due to ischemia or reduced oxygen during isolation of donor organs and reperfusion injury resulting from rapid exposure to oxygen following transplantation.

Phase 2 Efficacy and Safety in Patients Undergoing Liver Transplantation (Study A8491002)

Study A8491002 was a Phase 2 randomized, double-blind, placebo-controlled, parallel group clinical trial to evaluate the effects of emricasan when administered in liver transplantation storage and flush solutions used in the preparation of the donated liver and when administered to the recipient via IV during the first 24 hours after liver transplantation. Ninety-nine patients were randomized into one of four groups. In the first group, the liver was treated with placebo in the storage and flush solution and the patient was given placebo following transplantation. In the second group the liver was treated with 15 µg/mL emricasan in the storage and flush solution, but the patient received placebo following transplantation. The third group was treated with a lower concentration of emricasan, 5 µg/mL, in the storage and flush solution, and the patient received 0.5 mg/kg emricasan for 24 hours by IV administration following transplantation. The fourth group was treated with 15 µg/mL emricasan in the storage, and flush solution and the patient received 0.5 mg/kg emricasan for 24 hours by IV administration following transplantation.

The co-primary endpoints were peak absolute change from baseline in ALT and AST measured up to three days post-transplantation. Large increases in both ALT and AST occurred in all groups reflecting liver injury typically occurring after liver transplantation. The outcome on the co-primary endpoints was not different between the placebo and the treatment groups possibly due to the short duration of drug treatment (24 hours) following transplantation. A serum marker of liver cell apoptosis, cCK18, was reduced in all groups receiving drug as compared to placebo. In addition, the level of liver cell apoptosis in liver tissue as determined by quantitation of cells with caspase 3 and 7 activity was reduced in all groups receiving emricasan, suggesting that the drug has activity through the anticipated mechanism of action.

Generally, the adverse events reported in the trial were reflective of the severity of disease in the patient population. There were 1,240 adverse events reported in the 99 subjects, with similar numbers reported across the four trial groups, as discussed above. There were 79 serious adverse events (6.4%) reported by 32 patients in this trial. Of all the adverse events, 15 events were reported as possibly treatment-related but none were reported as probably or definitely treatment-related. The type and frequency of adverse events were similar across all groups, including placebo. There were deaths reported in all treatment groups (two in the placebo treatment group and one in each of the emricasan treatment groups). These data in total support the conclusion that treatment with emricasan in this trial has been generally well-tolerated.

Phase 2 Safety and Efficacy in Clinical Islet Transplantation

Health Canada clinical trial PRO00024049, an investigator sponsored clinical trial, was initiated in 2012 at the University of Alberta to evaluate the safety and efficacy of islet cell culture and short-term (14 days) oral administration of emricasan in patients with established Type 1 diabetes mellitus with unstable glycemic control. This clinical trial was an open-label pilot trial conducted in two parts, Pilot 1 (low dose) and Pilot 2 (high dose), and funded by a grant from the Juvenile Diabetes Research Foundation. Patients enrolled in this clinical trial were not able to adequately regulate their blood glucose levels with insulin. The patients underwent pancreatic islet cell transplantation, a procedure referred to as the Edmonton procedure, with the goal of eliminating their need for insulin. One objective of this clinical trial was to determine whether emricasan can improve upon the success rate of the Edmonton procedure by reducing the amount of islet cell death after transplantation. Patients were dosed orally for 14 days following islet transplantation and then monitored for their ability to control blood glucose without the need for insulin. In both Pilots of the trial, the proportion of patients who became insulin independent will be assessed at 90 days, six months, 12 months and yearly thereafter to three years. Enrollment and treatment is complete for all patients in Pilot 1 and Pilot 2, and patients are being observed for the scheduled assessments.

Phase 1 Clinical Trials

We have conducted eight Phase 1 clinical trials in subjects with both single and multiple-dose administration of emricasan. The objective of these trials was to examine the safety, tolerability, PK and, in some trials, the mechanistic PD of emricasan. As shown in Figure 9 below, emricasan was generally well-tolerated in all eight Phase 1 clinical trials.

Figure 9. Emricasan Phase 1 Clinical Trial Summary

Trial Design	Subjects		Dosing/ Days	Outcome
Safety and PK Study in Healthy and Liver Impaired Subjects	76	(US)	QD/ 7 days	Well tolerated; improved liver enzymes (ALT)
Randomized, Open-label, PK Dose Proportionality Study in Healthy Subjects	24	(US)	Single dose	Well tolerated; PK profiled
Randomized, Placebo-controlled, Drug-drug Interaction, or DDI, Study with Ketoconazole in Healthy Subjects	24	(EU)	Single dose	Well tolerated; no drug-drug-interaction with ketoconazole
Double-blind, Randomized, Placebo-controlled, PK Multiple (escalating) Dose Study in Healthy Subjects	32	(EU)	BID/ 14 days	Well tolerated; PK profiled
Randomized, Double-blind, Parallel Group Placebo-controlled, PK Multiple (escalating) Dose Study in Healthy Asian Subjects	20	(EU, Asia)	BID/ 15 days	Well tolerated; no difference in PK in Asian population
Randomized, Placebo-controlled, DDI Study with Cyclosporine and Measurement of cCK18 Levels in Healthy Subjects	15	(EU)	QD/BID/ 10 days	Well tolerated; no effect on cyclosporine; no effect on cCK18 levels
PK and PD Study of IDN-6556 in Subjects With Hepatic Impairment and Matched Healthy Volunteers	36	(US)	Single dose	Well tolerated; PK profiled; reduction of the PD markers, cCK18, flCK18 and caspase 3/7
PK and PD Study of IDN-6556 in Subjects With Severe Renal Impairment and Matched Healthy Volunteers	15	(US)	Single dose	Well tolerated; no effect on cCK18 levels

A Phase 1 clinical trial was conducted in subjects with hepatic impairment to evaluate the PK and PD of a single 50 mg oral dose of emricasan. This clinical trial included subjects with mild, moderate and severe hepatic impairment (corresponding to Child-Pugh A, B and C, respectively). A control group was matched to the severe hepatic impairment group. Emricasan rapidly reduced the PD and mechanism specific biomarker of apoptosis, cCK18, as shown below in Figure 10. Emricasan also reduced a generic biomarker of cell death, flCK18, as well as caspase enzymatic activity, shown in Figures 11 and 12, respectively.

Figure 10. Absolute Change from Baseline of cCK18 in the Hepatic Impairment Clinical Trial

Figure 11. Absolute Change from Baseline of flCK18 in the Hepatic Impairment Clinical Trial

Figure 12. Absolute Change from Baseline of Caspase 3/7 in the Hepatic Impairment Clinical Trial

To understand the activity of emricasan on caspase activity in healthy subjects, a Phase 1 clinical trial (trial IDN-6556-03) in 15 subjects was conducted. In the clinical trial, the levels of cCK18 in healthy human subjects was measured pre-dosing and then after dosing at different time intervals up to 12 hours post dosing. In this trial, patients were administered 25 mg of emricasan BID as part of a drug-drug interaction trial for 24 days with blood levels of cCK18 measured serially on days one, 17 and 24. As shown in Figure 13 below, dosing with emricasan did not cause meaningful decreases in cCK18 from predose levels in healthy subjects. We believe this demonstrates that emricasan does not interfere with the normal level of caspase activity and apoptosis in humans.

Figure 13. Mean Serum Levels of cCK18 in Healthy Subjects Following 25 mg BID of Emricasan in 15 Subjects

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

In April 2011, we met with the FDA to discuss plans for reinitiating clinical development of emricasan. We proposed conducting a carcinogenicity study designed to reproduce the previously observed findings of inflammatory infiltrates and determine whether they progress to cancer. We proposed using the Tg.rasH2 transgenic mouse model, which is known to be predisposed toward tumor development. The FDA agreed with the study design and agreed that if the study reproduced the previously observed inflammatory infiltrates, but did not produce cancer, the issue that generated the clinical hold would be resolved.

This study was completed successfully in 2012. The inflammatory infiltrates were reproduced, and there was no evidence of tumor formation. In summary, treatment with emricasan for 26-weeks did not result in an increase in the incidence of tumors in Tg.rasH2 mice. The results were submitted to the FDA in preparation for a meeting in October 2012. The FDA reviewed the data and agreed with the study conclusion. We subsequently filed a new investigational new drug application, or IND, for emricasan for HCV-POLT, which was formally cleared in January 2013. In addition, the FDA has accepted this Tg.rasH2 carcinogenicity study as one of two carcinogenicity studies required for registration. We plan to perform a two-year rat carcinogenicity study as the second carcinogenicity study. We submitted the Phase 2b ACLF trial, the Phase 2 LC trial, the Phase 2 PH trial, the Phase 2b POLT-HCV-SVR trial and the Phase 2 NAFLD/NASH trial to our U.S. IND.

Our Clinical Development Plans

We are conducting a comprehensive clinical program to demonstrate the therapeutic benefit of emricasan across the spectrum of liver disease. We expect the next milestones from our ongoing clinical trials to be as follows:

Emricasan in LC and PH

Medical Need and Market Opportunity

The patients with chronic liver disease that we intend to study suffer from compensated or decompensated LC, as well as potentially PH. The continual disease progression may eventually lead such patients to require liver transplantation, in which the diseased liver is replaced by a donor liver or part thereof. The cause of the chronic decompensation or liver failure may vary, and includes infections, such as subacute bacterial peritonitis, HCV or HBV, metabolic causes, such as NASH, autoimmune diseases and alcohol. Eventually, these patients will progress to the point where, if eligible, they may require transplantation. Objectives for the management of patients with LC and PH include specific treatment of any identifiable causes of chronic liver function, such as HCV or HBV, and prevention of the development or progression of signs of decompensation, including portal pressure, ascites, hepatic encephalopathy and esophageal varices, with or without hemorrhage, in order for the patient to be eligible for transplant. Independent published studies have shown that levels of cCK18, a key biomarker of inflammation and apoptosis, are elevated in LC and PH patients and correlate with extent of liver inflammation and cholestasis. Approximately 32,000 patients die each year in the United States due to cirrhosis and its complications. Given its mechanism of action, emricasan has the potential to improve patients’ ability to survive longer with cirrhosis while waiting for a liver transplant and potentially to improve their liver disease status such that they may no longer require a liver transplant.

Development Plans

In September 2014, we initiated a Phase 2 LC clinical trial in subjects with clinical, radiological, or biochemical evidence of liver cirrhosis mild to moderate hepatic impairment and a Model for End-Stage Liver Disease, or MELD, score of 11 to 18 during the screening period and a Phase 2 PH clinical trial in subjects with clinical, radiological, or biochemical evidence of liver cirrhosis mild to moderate hepatic impairment and portal hypertension confirmed by measurement of the hepatic venous pressure gradient, or HVPG, prior to enrollment.

Our ongoing LC clinical trial is assessing validated surrogate endpoints linked to the progression of liver disease and assessing whether emricasan can reduce or prevent progression in these endpoints, which are predictive of symptoms associated with liver decompensation. The Phase 2 LC clinical trial is expected to enroll approximately 80 subjects and consists of two stages. In the first stage, which is double-blind and placebo-controlled, subjects will be randomized 1:1 to receive either 25 mg of emricasan or placebo orally BID for three months. In the second stage, which will be open-label, subjects who complete the first phase of the trial, either on treatment or placebo, may receive emricasan for up to an additional three months. The primary endpoint is change from baseline in cCK18. Secondary endpoints include change from baseline in MELD score and change from baseline in Child-Pugh score, along with other biomarkers, as well as safety and tolerability.

The exploratory, open-label Phase 2 PH clinical trial is designed to enroll approximately 20 subjects. Subjects will receive 25 mg of emricasan orally BID for 28 days. The co-primary endpoints are the changes from baseline in cCK18 and HVPG. Secondary endpoints include the change from baseline in MELD score and the change from baseline in Child-Pugh score. Additional endpoints include other biomarkers as well as safety and tolerability.

Emricasan in POLT-HCV-SVR

Medical Need and Market Opportunity

Patients with HCV who receive liver transplants are at risk for recurrent HCV infections in the transplanted organs. Many of these patients will experience accelerated development of fibrosis and progression to cirrhosis of the transplanted liver due to the recurrence of HCV. Even after successful treatment with drugs designed to clear the HCV infection, fibrotic changes in the liver may persist for many years. The HCV landscape has dramatically changed in recent years and will continue to evolve in the future with the introduction of interferon-free regimens with greater efficacy and tolerability over the current antiviral therapies.

Development Plans

We were granted orphan drug designation in late 2013 by the FDA for the treatment of POLT patients with reestablished fibrosis to delay the progression to cirrhosis and end-stage liver disease. Our clinical development strategy in the POLT patient population is to conduct a Phase 2b clinical trial tracking biomarkers and histology in POLT-HCV-SVR patients. Only approximately 30% of non-transplant HCV patients with fibrosis and SVR show histological signs of fibrosis improvement two years after virus clearance. Our clinical trial is designed to significantly expand the safety database on emricasan while gaining insight as to the ability of emricasan treatment to improve the liver recovery process in POLT-HCV-SVR patients. We initiated the Phase 2b clinical trial in POLT-HCV-SVR subjects with fibrosis in May 2014 and modified the inclusion criteria in February 2015 to allow subjects with incomplete cirrhosis as well. The double-blind, placebo-controlled clinical trial is designed to enroll approximately 60 subjects. Subjects will be randomized 2:1 to receive either 25 mg of emricasan or placebo orally BID for 24 months. The primary endpoint in this exploratory proof-of-concept clinical trial is the change in the Ishak Fibrosis Score compared to placebo. The trial will also evaluate other histological markers and biomarkers as well as safety and tolerability.

Emricasan in NASH

Medical Need and Market Opportunity

NASH is a progressive form of NAFLD where fat builds up in the liver and patients suffer from inflammation and damage ultimately leading to fibrosis and cirrhosis. According to the NIH, NASH affects two to five percent of people in the United States. NASH is one of the leading causes of cirrhosis in adults in the United States and up to 25% of adults with NASH may have cirrhosis. The condition is more common in adults who are obese, diabetic, or have high cholesterol or high triglycerides.

Development Plans

Emricasan has demonstrated activity in preclinical models of both NASH and NAFLD. In preclinical models of NASH, emricasan inhibited apoptosis, fibrosis and inflammation associated with experimental NASH. In a preclinical model of NAFLD, emricasan reduced inflammation of adipose tissue, resolved hepatic steatosis and improved metabolic parameters by reducing fasting glucose and insulin levels. We believe that these preclinical data provide support for evaluating emricasan in patients with NASH. In order to provide emricasan dosing data specific to patients whose liver disease is due to excess fat, we initiated a Phase 2 clinical trial in March 2014 in patients with NAFLD, including the subset of patients with inflammatory and/or fibrotic NASH. The ongoing Phase 2 NAFLD/NASH clinical trial is a double-blind, placebo-controlled trial is designed to enroll approximately 40 patients. Patients will be randomized 1:1 to receive either 25 mg of emricasan or placebo BID for 28 days and followed for another 28 days. The primary endpoint in this exploratory proof-of-concept trial is a reduction of elevated levels of ALT in patients with NAFLD/NASH. Secondary endpoints include changes in other key biomarkers implicated in NAFLD/NASH. The clinical trial will also evaluate the safety and tolerability of emricasan in the target patient population.

Information regarding potential validated surrogate endpoints in patients with cirrhosis was recently made available in a manuscript on findings and recommendations from the September 2013 workshop jointly sponsored by the American Association for the Study of Liver Diseases and the FDA on challenges and opportunities in drug and biomarker development for NASH. We believe that information from this workshop coupled with data from our ongoing Phase 2 NAFLD/NASH clinical trial will provide support for future development of emricasan in patients whose liver disease etiology is NASH.

Emricasan in ACLF

Medical Need and Market Opportunity

ACLF occurs in patients who have compensated or decompensated cirrhosis but are usually relatively stable. In these patients, some acute event sets off a rapid deterioration of liver function. The cause of this acute episode of decompensation may include toxins, such as alcohol, metabolic abnormalities and infections. The morbidity and mortality of patients with ACLF is high. The rapid deterioration in liver function leads to life-threatening complications such as renal failure, increased susceptibility to infection, hepatic coma and systemic hemodynamic dysfunction. Current goals of the medical treatment for ACLF are to reverse precipitating factors, support multiple failing organs and prevent further deterioration in liver function in order to give the liver time to repair. Patients who progress to multi-organ failure may require specific therapies for this such as medications for cardiac failure, mechanical ventilation for respiratory failure or dialysis for renal failure. Liver transplantation is required in some subjects to improve survival and quality of life. There are currently no approved therapies with a specific indication for the treatment of ACLF, and to our knowledge, there are only a limited number of clinical trials currently being conducted in patients with either liver cirrhosis or liver failure. We believe the ACLF population is in high medical need of an efficacious and well-tolerated therapy to prevent progression to multi-organ failure and, ultimately, premature death.

Phase 2b ACLF Dose Ranging Clinical Trial and Phase 1 PK/PD Clinical Trials

We recently completed three PK/PD clinical trials in organ-impaired patients: a Phase 2b dose ranging clinical trial in ACLF patients, a Phase 1 clinical trial in patients with mild, moderate and severe hepatic impairment, and a Phase 1 clinical trial in patients with severe renal impairment. All three clinical trials provided important information on the effects of renal and hepatic impairment on the PK and PD of emricasan, and provided support for emricasan’s continued development in patients with liver cirrhosis. While more severe forms of cirrhosis may be associated with concomitant renal impairment, emricasan PK was only modestly affected by severe renal impairment. In the hepatic impairment trial, emricasan PK was not affected by stable mild hepatic impairment while systemic drug exposures were progressively increased in patients with both moderate and severe hepatic impairment. Emricasan was well-tolerated at all doses tested, regardless of the affected organ (liver or kidney) or degree of organ impairment, and in patients with mild and moderate hepatic impairment can be delivered at active levels of drug within the range of preclinical toxicoloy coverage. There were no drug-related serious adverse events or dose-limiting toxicities. Adverse events observed were reflective of the patient populations being studied.

In the ACLF clinical trial, 23 patients were randomized and 21 patients received either placebo, 5 mg, 25 mg or 50 mg emricasan BID orally. The primary objective in this 28-day dosing trial was to evaluate the PK and PD, together with the safety of emricasan, to determine whether any dosing adjustments are needed in patients with acutely decompensated severe hepatic impairment.

Dose-related responses to emricasan in elevated biomarkers were apparent with no response noted in the placebo cohort, limited or no response in the 5 mg BID cohort, an initial rapid but transitory response in the 25 mg BID cohort, and a rapid and sustained response in almost all of the 50 mg BID cohort. Reductions of these elevated biomarkers demonstrated emricasan’s rapid, on-target effect, and further verified tolerability.

The hepatic impairment clinical trial showed similar reductions in caspase-mediated biomarkers following a single 50 mg dose of emricasan. Patients in the mild, moderate and severe hepatic impairment groups, who had progressive elevations in these caspase-mediated biomarkers at baseline, responded rapidly. In the severe renal impairment clinical trial, impaired patients had modest or no elevations in caspase-mediated biomarkers at baseline compared with healthy control subjects, and neither cohort had notable changes following the single 50 mg dose of emricasan.

The degree of hepatic impairment in the acutely decompensated ACLF clinical trial population was, as anticipated, much more severe than even the stable severe patient cohort in the hepatic impairment clinical trial. Baseline levels of cCK18 were markedly higher in the ACLF patients, and reductions in cCK18 after treatment with emricasan were less rapid and less robust, again suggesting that higher doses may be beneficial in ACLF patients.

Emricasan PK was not affected by stable mild hepatic impairment while systemic drug exposures were progressively increased in patients with both moderate and severe hepatic impairment and greater still in ACLF patients. Emricasan serum exposure after the first 50 mg dose in acutely decompensated severe hepatic impairment patients in the ACLF trial was more than twice the serum exposure after the single 50 mg dose in stable severe hepatic impairment patients in the hepatic impairment trial. Given the higher than previously observed exposure levels in severe hepatic impairment patients, we are currently excluding these patients in our LC and PH clinical trials pending discussions with regulatory authorities on potential dosing for these patients. While more severe forms of cirrhosis may be associated with concomitant renal impairment, emricasan PK was only modestly affected by severe renal impairment.

Development Status

Based on our experience in the Phase 2b ACLF clinical trial, which involved an acutely ill patient population with multi-organ system failure and very high mortality, we do not currently intend to conduct future trials in this difficult-to-manage patient population. The high unmet medical need remains, however, and future opportunities may be available to address potential ACLF patients at risk of an acute exacerbating event, or prior ACLF patients recovering after an acute exacerbating event.

Future Indications

Due to its mechanism of action and the presence of apoptosis and inflammation in many liver diseases, we believe there may be several patient populations that could potentially benefit from emricasan, including those that have previously failed HCV treatment and those with alcoholic liver disease, early-stage NAFLD, viral hepatitis and other chronic liver diseases. At this time, we do not plan to explore these indications; however, we may seek partners to pursue the evaluation of these potential indications.

Commercialization Strategy

We expect that the majority of LC, PH and POLT-HCV-SVR patients will be treated at tertiary care centers and transplant centers and therefore can be addressed with a targeted sales force. We believe we are well-positioned to retain commercialization rights for emricasan for LC, PH and POLT-HCV-SVR in North America and the EU. We intend to consider opportunities to partner in other territories or for liver diseases with high unmet medical need in small, identifiable and accessible, patient populations. We intend to build our own commercial infrastructure in North America and the EU to target these centers. We also expect that potential future partners may influence the development of our commercialization strategy.

Manufacturing

Pfizer completed a significant portion of the manufacturing process optimization needed to provide an efficient synthesis of active pharmaceutical ingredient, or API, and scale-up methodology for registration trials. API was successfully produced under current Good Manufacturing Practices, or cGMP, conditions, and a strategy to scale up the API for commercialization is in development. We believe the quantities of API we acquired from Pfizer are sufficient to support our ongoing Phase 2 LC clinical trial, Phase 2 PH clinical trial, Phase 2b POLT-HCV-SVR clinical trial and Phase 2 NAFLD/NASH clinical trial. Although we believe the current quantities of API are sufficient to complete our future clinical trials, we will likely need to manufacture additional API for future clinical trials if our projected requirements increase beyond our current expectations. We have identified and are in the process of qualifying a new third-party manufacturer of API, which will be needed prior to commercialization of emricasan. Both API and the drug product have demonstrated sufficient stability characteristics in our studies conducted to date. A number of alternative dosage forms are also being developed.

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

There are currently no therapeutic products approved for the treatment of LC, PH, POLT-HCV-SVR or NASH. There are a number of marketed therapeutics used in each of these diseases to try to remove the underlying cause of the disease, address symptoms or complications of the disease or prevent further liver injury. For example, if the liver damage is a result of HBV or HCV, marketed antiviral medications may be used to treat the virus that led to liver damage. If the liver damage is a result of alcoholic hepatitis, marketed alcohol addiction drugs may be used. If the liver damage is a result of obesity, diet and exercise may be prescribed along with marketed therapeutics. If the liver damage is a result of NASH, currently marketed drugs are generally used, although none of these are approved for NASH. In addition to the marketed drugs for those indications, there are drugs in development for each of these indications. Although these marketed therapies and those in development may be efficacious, all of them take time to show an effect, and as long as the underlying conditions persist there will continue to be damage to the liver. In NASH for example, drugs in development have differing mechanisms of action, and it is currently unknown whether any single drug candidate will eliminate liver inflammation and halt liver disease progression into advanced fibrosis. For each of these indications, emricasan is the only therapeutic we are aware of that is being developed specifically to reduce the level of apoptosis in the liver and as a result it may be used with these other therapies.

In addition, the HCV landscape has dramatically changed in recent years and will continue to evolve in the future with the introduction of new interferon-free regimens with greater efficacy and tolerability over the current antiviral therapies. However, we expect that there will continue to be a significant unmet need in the HCV-POLT, including patients with fibrosis after antiviral treatments to clear their HCV infection. Furthermore, NASH is expected to become the leading cause for liver transplants in the next five to ten years.

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

Idun Pharmaceuticals, Inc.

In January 2013, we conducted a spin-off of our subsidiary Idun, which we had acquired from Pfizer in the transaction described above, to our stockholders at that time. Immediately prior to the spin-off, all rights relating to emricasan were distributed to us pursuant to a distribution agreement. Except with respect to the Idun Sublicense Agreement discussed below, the assets remaining in Idun at the time of the spin-off consisted solely of intellectual property rights and license and collaboration agreements unrelated to emricasan. The spin-off was conducted as a dividend of all of the outstanding capital stock of Idun to our stockholders and, as a result, we no longer own any capital stock of Idun. The aggregate value of Idun at the time of the spin-off was deemed to be $9.6 million based on the valuation of an independent appraisal firm.

Also in connection with the spin-off, we contributed $0.5 million to Idun to provide for its initial working capital requirements and entered into a transition services agreement to provide operating services to Idun, generally consisting of accounting support, technology license administration and intellectual property maintenance. Under the transition services agreement, Idun was required to pay us for all direct costs as well as overhead and general and administrative expenses incurred in performing these services. As of December 31, 2013, Idun had paid $56,000 to us for services provided under the transition services agreement. The initial term of the transition services agreement ended on December 31, 2013 and was not renewed.

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

We also have the right to grant further sublicenses to third parties and are required to pay TJU a portion of any such sublicense revenue we receive. The sublicense agreement will expire upon the date which there are no longer any valid claims in any patents or patent applications sublicensed to us, unless earlier terminated. Idun may terminate the agreement if we substantially fail to perform or otherwise materially breach any of the material terms, covenants or provisions of the sublicense agreement, and we do not cure any such breach within 60 days of receipt of written notice from Idun specifying the breach. Our obligations under the agreement include, among others, using reasonable efforts to commercialize emricasan, timely paying the royalties set forth in the sublicense agreement and timely paying a portion of any sublicense revenue we receive if we grant further sublicenses under the sublicense agreement. We are currently in full compliance with these obligations. The agreement may also be terminated if the underlying license agreements between Idun and TJU are terminated. The underlying license agreements may be terminated by either Idun or TJU if the other party substantially fails to perform or otherwise materially breaches any of the material terms, covenants or provisions of the underlying license agreements and the breaching party does not cure any such breach within 90 days of receipt of written notice from the non-breaching party specifying the breach. Idun may also elect upon 30 days’ prior written notice to terminate its rights and obligations under one of the underlying license agreements with respect to any patent applications or patents licensed to it, or to terminate such underlying license agreement in its entirety. In the event that either of the underlying license agreements are terminated, Idun is obligated to assign and transfer to TJU all rights under sublicenses granted by Idun. We do not depend on the sublicense agreement for the further development or commercialization of emricasan, and we would not experience a material adverse effect if the sublicense agreement were terminated.

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

Our patent portfolio for emricasan contains patents directed to the composition of matter, crystalline forms and methods of use. As of December 31, 2014, we have received three United States patents and corresponding foreign patents and patent applications directed to the composition of matter. Foreign patents have been granted in Australia, Austria, Belgium, Canada, China, Denmark, Europe, Finland, France, Germany, Great Britain, Greece, Hong Kong, India, Ireland, Israel, Italy, Japan, Luxembourg, Mexico, Netherlands, Portugal, Singapore, South Africa, South Korea, Spain, Sweden and Switzerland. A patent application is pending in Poland. We expect that the composition of matter patent, if the appropriate maintenance, renewal, annuity or other governmental fees are paid, will expire in 2018 (United States) and 2019 (international). It is possible that the term of a composition of matter patent in the United States could be extended up to five additional years under the provisions of the Hatch-Waxman Act. Patent term extension may be available in certain foreign countries upon regulatory approval.

Our patent portfolio includes patents directed to crystalline forms and methods of use of emricasan. As of December 31, 2014 we have received one United States patent and corresponding foreign patents and patent application directed to crystalline forms of emricasan. Foreign patents have been granted in Australia, Austria, Belgium, Canada, China, Czech Republic, Denmark, Europe, Finland, France, Germany, Great Britain, Greece, Hungary, Ireland, Israel, Italy, Japan, Luxembourg, Mexico, Netherlands, Poland, Portugal, Romania, Singapore, South Africa, South Korea, Spain, Sweden, Switzerland, Taiwan and Turkey. Additional applications are pending in Argentina, Hong Kong, Norway and Thailand. We expect that the crystalline forms and methods of use patent, if the appropriate maintenance, renewal, annuity or other governmental fees are paid, will expire in 2028 (United States) and 2027 (international). It is possible that the term of a crystalline forms patent in the United States could be extended up to five additional years under the provisions of the Hatch-Waxman Act. Patent term extension may be available in certain foreign countries upon regulatory approval.

Our patent portfolio includes patents directed to certain methods of use of emricasan. As of December 31, 2014, we have received five United States patents and corresponding foreign patents and patent applications directed to methods of use of emricasan. Foreign patents have been granted in Europe, France, Germany, Great Britain, Ireland, Italy, Japan and Spain. We expect that the methods of use patents, if the appropriate maintenance, renewal, annuity or other governmental fees are paid, will expire in 2017.

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

Before testing any compounds with potential therapeutic value in humans, a drug candidate enters the preclinical testing stage. Preclinical tests include laboratory evaluations of drug chemistry, toxicity and formulation, as well as animal studies to assess the potential safety and activity of the drug candidate. The conduct of the preclinical tests must comply with federal regulations and requirements including GLPs. The sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of an IND. An IND is a request for authorization from the FDA to administer an investigational drug product to humans. The central focus of an IND submission is on the general investigational plan and the protocol(s) for human studies. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA raises concerns or questions regarding the proposed clinical trials and places the IND on clinical hold within that 30-day time period. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. The FDA may also impose clinical holds on a drug candidate at any time before or during clinical trials due to safety concerns or non-compliance. Accordingly, we cannot be sure that submission of an IND will result in the FDA allowing clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate such trials.

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

Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:

•	Phase 1: The drug is initially introduced into healthy human subjects and tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion, the side effects associated with increasing doses, and if possible, to gain early evidence of effectiveness. In the case of some drugs for severe or life-threatening diseases, especially when the drug may be too inherently toxic to ethically administer to healthy volunteers, the initial human testing is often conducted in patients.

•

Phase 2: The drug is evaluated in a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the drug for specific targeted diseases or conditions and to determine dosage tolerance, optimal dosage and dosing schedule. Phase 2 clinical trials can be further divided into Phase 2a and Phase 2b clinical trials. Phase 2a clinical trials are typically smaller and shorter in duration and generally consist of patient exposure-response trials, which focus on proving the hypothesized mechanism of action. Phase 2b clinical trials are typically higher enrolling and longer in duration and generally consist of patient dose- ranging trials, which focus on finding the optimum dose at which the drug shows clinical benefit with minimal side effects.

•	Phase 3: Clinical trials are undertaken to further evaluate dosage, clinical efficacy and safety in an expanded patient population at geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk/benefit ratio of the drug and provide an adequate basis for drug approval. Generally, two adequate and well-controlled Phase 3 clinical trials are required by the FDA for approval of an NDA. Phase 3 clinical trials usually involve several hundred to several thousand participants.

•	Phase 4 or post-approval studies: Clinical trials may be conducted after initial marketing approval. These studies are used to gain additional experience from the treatment of patients in the intended therapeutic indication. In certain instances, the FDA may mandate the performance of Phase 4 studies.

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

Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA, and written IND safety reports must be submitted to the FDA and the investigators for serious and unexpected adverse events or any finding from tests in laboratory animals that suggests a significant risk for human subjects. Phase 1, Phase 2 and Phase 3 clinical trials may fail to be completed successfully within any specified period, if at all. The FDA, the IRB or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients. Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board or data monitoring committee. This group provides authorization for whether or not a trial may move forward at designated checkpoints based on access to certain data from the clinical trial. We may also suspend or terminate a clinical trial based on evolving business objectives and/or competitive climate.

Concurrent with clinical trials, companies usually complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the drug as well as finalize a process for manufacturing the drug in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the drug candidate and, among other things, must develop methods for testing the identity, strength, quality and purity of the final drug. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the drug candidate does not undergo unacceptable deterioration over its shelf life.

FDA Review and Approval Processes

The results of drug development, preclinical studies and clinical trials, along with descriptions of the manufacturing process, analytical tests conducted on the chemistry of a drug, proposed labeling and other relevant information, are submitted to the FDA as part of an NDA requesting approval to market the drug. The application includes both negative and ambiguous results of preclinical and clinical trials as well as positive findings. Data may come from company-sponsored clinical trials intended to test the safety and effectiveness of a use of a drug or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and effectiveness of the investigational drug candidate to the satisfaction of the FDA. The submission of an NDA is subject to the payment of substantial user fees; a waiver of such fees may be obtained under certain limited circumstances.

In addition, under the Pediatric Research Equity Act, or PREA, an NDA or supplement to an NDA must contain data to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the drug is safe and effective. The FDA may grant deferrals for submission of data or full or partial waivers. Unless otherwise required by regulation, PREA does not apply to any drug for an indication for which orphan designation has been granted. However, if only one indication for a drug has orphan designation, a pediatric assessment may still be required for any applications to market that same drug for the non-orphan indication(s).

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

After the NDA submission is accepted for filing, the FDA reviews the NDA to determine, among other things, whether the drug is safe and effective for its intended use and whether the drug is being manufactured in accordance with cGMP to assure and preserve the drug’s identity, strength, quality and purity. The FDA may refer applications for drug or biological products that present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

Before approving an NDA, the FDA will inspect the facilities at which the drug is manufactured. The FDA will not approve the drug unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the drug within required specifications. Additionally, before approving an NDA, the FDA may inspect one or more clinical sites to assure compliance with GCP requirements. After the FDA evaluates the application, manufacturing process and manufacturing facilities, it may issue an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. A Complete Response Letter indicates that the review cycle of the application is complete and the application is not ready for approval. A Complete Response Letter usually describes all of the specific deficiencies in the NDA identified by the FDA. The Complete Response Letter may require additional clinical data and/or an additional pivotal Phase 3 clinical trial(s) and/or other significant and time-consuming requirements related to clinical trials, preclinical studies or manufacturing. If a Complete Response Letter is issued, the applicant may either resubmit the NDA, addressing all of the deficiencies identified in the letter, or withdraw the application. Even if such data and information is submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. Data obtained from clinical trials are not always conclusive, and the FDA may interpret data differently than we interpret the same data.

If a drug receives regulatory approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the drug. Further, the FDA may require that certain contraindications, warnings or precautions be included in the product labeling or may condition the approval of the NDA on other changes to the proposed labeling, development of adequate controls and specifications or a commitment to conduct one or more post-market studies or clinical trials. For example, the FDA may require Phase 4 testing, which involves clinical trials designed to further assess a drug’s safety and effectiveness, and may require testing and surveillance programs to monitor the safety of approved products that have been commercialized. The FDA may also determine that a risk evaluation and mitigation strategy, or REMS, is necessary to assure the safe use of the drug. If the FDA concludes a REMS is needed, the sponsor of the NDA must submit a proposed REMS; the FDA will not approve the NDA without an approved REMS, if required. A REMS could include medication guides, physician communication plans or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. Following approval of an NDA with a REMS, the sponsor is responsible for marketing the drug in compliance with the REMS and must submit periodic REMS assessments to the FDA.

Orphan Drug Designation

In the United States, under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biological product intended to treat a rare disease or condition. Such diseases and conditions are those that affect fewer than 200,000 individuals in the United States, or if they affect more than 200,000 individuals in the United States, there is no reasonable expectation that the cost of developing and making a drug available in the United States for these types of diseases or conditions will be recovered from sales of the drug. Orphan drug designation must be requested before submitting an NDA. If the FDA grants orphan drug designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by that agency. Orphan drug designation does not convey any advantage in or shorten the duration of the regulatory review and approval process, but it can lead to financial incentives, such as opportunities for grant funding toward clinical trial costs, tax advantages and user-fee waivers.

If a drug that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the drug is entitled to orphan drug marketing exclusivity for a period of seven years. Orphan drug marketing exclusivity generally prevents the FDA from approving another application, including a full NDA, to market the same drug or biological product for the same indication for seven years, except in limited circumstances, including if the FDA concludes that the later drug is safer, more effective or makes a major contribution to patient care. For purposes of small molecule drugs, the FDA defines “same drug” as a drug that contains the same active chemical entity and is intended for the same use as the drug in question. A designated orphan drug may not receive orphan drug marketing exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. Orphan drug marketing exclusivity rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition.

We submitted applications for orphan drug designation for emricasan for the treatment of fibrosis in HCV-POLT patients in the United States and the EU. In late 2013, we received orphan drug designation from the FDA for the treatment of POLT patients with reestablished fibrosis in their liver to delay the progression to cirrhosis and end-stage liver disease. In the EU, we withdrew the application based on feedback from the applicable regulatory body that emricasan may have efficacy in fibrosis outside of the HCV-POLT patient population.

Expedited Development and Review Programs

The FDA has a Fast Track program that is intended to expedite or facilitate the process for reviewing new drug candidates that meet certain criteria. Specifically, new drugs are eligible for Fast Track designation if they are intended, alone or in combination with one or more drugs, to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Fast Track designation applies to the combination of the drug candidate and the specific indication for which it is being studied. Unique to a Fast Track drug candidate, the FDA may consider for review sections of the NDA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA, the FDA agrees to accept sections of the NDA and determines that the schedule is acceptable and the sponsor pays any required user fees upon submission of the first section of the NDA.

Any drug submitted to the FDA for approval, including a drug with a Fast Track designation, may also be eligible for other types of FDA programs intended to expedite development and review, such as Priority Review and Accelerated Approval. A drug is eligible for Priority Review if it has the potential to provide safe and effective therapy where no satisfactory alternative therapy exists or a significant improvement in the treatment, diagnosis or prevention of a disease compared to marketed products. The FDA will attempt to direct additional resources to the evaluation of an application for a new drug designated for Priority Review in an effort to facilitate the review. Additionally, a drug may be eligible for Accelerated Approval. Drugs studied for their safety and effectiveness in treating serious or life-threatening diseases or conditions may receive Accelerated Approval upon a determination that the drug has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require that a sponsor of a drug or biological product receiving Accelerated Approval perform adequate and well-controlled post-marketing clinical trials. In addition, the FDA currently requires, as a condition for Accelerated Approval, pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the drug.

The FDA may also accelerate the approval of a designated Breakthrough Therapy, which is a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The sponsor of a Breakthrough Therapy may request the FDA to designate the drug as a Breakthrough Therapy at the time of, or any time after, the submission of an IND for the drug. If the FDA designates a drug as a Breakthrough Therapy, it must take actions appropriate to expedite the development and review of the application, which may include holding meetings with the sponsor and the review team throughout the development of the drug; providing timely advice to, and interactive communication with, the sponsor regarding the development of the drug to ensure that the development program to gather the nonclinical and clinical data necessary for approval is as efficient as practicable; involving senior managers and experienced review staff, as appropriate, in a collaborative, cross-disciplinary review; assigning a cross-disciplinary project lead for the FDA review team to facilitate an efficient review of the development program and to serve as a scientific liaison between the review team and the sponsor; and taking steps to ensure that the design of the clinical trials is as efficient as practicable, when scientifically appropriate, such as by minimizing the number of patients exposed to a potentially less efficacious treatment.

Fast Track designation, Priority Review, Accelerated Approval and Breakthrough Therapy designation do not change the standards for approval but may expedite the development or approval process. We plan to explore rapid approval opportunities for emricasan as appropriate for our targeted indications.

Post-Approval Requirements

Any drugs for which we receive FDA approvals are subject to continuing regulation by the FDA, including, among other things, record-keeping requirements, reporting of adverse experiences with the product, providing the FDA with updated safety and efficacy information, product sampling and distribution requirements and complying with FDA promotion and advertising requirements, which include, among other requirements, standards for direct-to-consumer advertising, restrictions on promoting drugs for uses or in patient populations that are not described in the drug’s approved labeling (known as “off-label use”), limitations on industry sponsored scientific and educational activities and requirements for promotional activities involving the internet. Although physicians may prescribe legally available drugs for off-label uses, manufacturers may not market or promote such off-label uses.

In addition, quality control and manufacturing procedures must continue to conform to applicable manufacturing requirements after approval. We rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of our drug candidates and products in accordance with cGMP regulations. cGMP regulations require among other things, quality control and quality assurance as well as the corresponding maintenance of records and documentation and the obligation to investigate and correct any deviations from cGMP. Drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP and other laws. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain cGMP compliance. Discovery of problems with a product after approval may result in restrictions on a product, manufacturer or holder of an approved NDA, including, among other things, recall or withdrawal of the product from the market. In addition, changes to the manufacturing process are strictly regulated and depending on the significance of the change, may require prior FDA approval before being implemented. Other types of changes to the approved product, such as adding new indications and additional labeling claims, are also subject to further FDA review and approval.

The FDA also may require Phase 4 testing and surveillance to monitor the effects of an approved product or place conditions on an approval that could restrict the distribution or use of the product. Discovery of previously unknown problems with a product or the failure to comply with applicable FDA requirements can have negative consequences, including adverse publicity, judicial or administrative enforcement, warning letters from the FDA, mandated corrective advertising or communications with doctors and civil or criminal penalties, among others. Newly discovered or developed safety or effectiveness data may require changes to a product’s approved labeling, including the addition of new warnings and contraindications, and also may require the implementation of other risk management measures, such as a REMS. Also, new government requirements, including those resulting from new legislation, may be established, or the FDA’s policies may change, which could delay or prevent regulatory approval of our drug candidates under development.

United States Patent Term Restoration and Marketing Exclusivity

Depending upon the timing, duration and specifics of the FDA approval of the use of our drug candidates, some of our United States patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half the time between the effective date of an IND and the submission date of an NDA plus the time between the submission date of an NDA and the approval of that application. Only one patent applicable to an approved drug is eligible for the extension, and the application for the extension must be submitted prior to the expiration of the patent. The United States Patent and Trademark Office, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we may apply for restoration of patent term for one of our currently owned or licensed patents to add patent life beyond its current expiration date, depending on the expected length of the clinical trials and other factors involved in the filing of the relevant NDA.

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

Whether or not we obtain FDA approval for a drug candidate, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product in those countries. Certain countries outside of the United States have a similar process that requires the submission of a clinical trial application much like an IND prior to the commencement of human clinical trials. In the EU, for example, a clinical trial application, or CTA, must be submitted to each country’s national health authority and an independent ethics committee, much like the FDA and IRB requirements in the United States, respectively. Once the CTA is approved in accordance with a country’s requirements, clinical trials may proceed.

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

Coverage and Reimbursement

Sales of our products will depend, in part, on the extent to which our products will be covered by third-party payors, such as government health care programs, commercial insurance and managed healthcare organizations. These third-party payors are increasingly limiting coverage and/or reducing reimbursements for medical products and services. In addition, the United States government, state legislatures and foreign governments have continued implementing cost-containment programs, including price controls, restrictions on coverage and reimbursement and requirements for substitution of generic products. Adoption of price controls and cost-containment measures and adoption of more restrictive policies in jurisdictions with existing controls and measures could further limit our net revenue and results. Decreases in third-party reimbursement for our drug candidates or a decision by a third-party payor not to cover our drug candidates could reduce physician usage of our products once approved and have a material adverse effect on our sales, results of operations and financial condition.

Fraud and Abuse Laws

We will also be subject to several healthcare regulations and enforcement by the federal government and the states and foreign governments in which we will conduct our business once our products are approved. The laws that may affect our ability to operate include:

•	the federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, which governs the conduct of certain electronic healthcare transactions and protects the security and privacy of protected health information;

•	the federal healthcare programs’ Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal healthcare programs, such as the Medicare and Medicaid programs;

•	federal false claims laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent;

•	federal criminal laws that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters; and

•	the federal Physician Payment Sunshine Act, which requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the government information related to payments or other “transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, and requires applicable manufacturers and group purchasing organizations to report annually to the government ownership and investment interests held by the physicians described above and their immediate family members and payments or other “transfers of value” to such physician owners (manufacturers are required to submit reports to the government by the 90th day of each calendar year); and

•

state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state and foreign laws governing the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Employees

As of March 2, 2015, we had 28 employees, 25 of whom are full-time, six of whom hold Ph.D. or M.D. degrees, 15 of whom were engaged in research and development activities and 13 of whom were in general and administrative positions. None of our employees are subject to a collective bargaining agreement. We consider our relationship with our employees to be good.

Research and Development

We have invested $14.9 million, $6.9 million and $5.5 million in research and development for the years ended December 31, 2014, 2013 and 2012, respectively.

About Conatus

We were incorporated under the laws of the state of Delaware in 2005. Our principal executive offices are located at 16745 West Bernardo Dr., Suite 200, San Diego, California 92127, and our telephone number is (858) 376-2600. Our website address is www.conatuspharma.com. The information in or accessible through our website is not incorporated into and is not considered part of this filing.

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

Available Information

We file electronically with the Securities and Exchange Commission, or SEC, our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. We make available on our website at www.conatuspharma.com, free of charge, copies of these reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The public may read or copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The address of that website is www.sec.gov. The information in or accessible through the SEC and our website are not incorporated into, and are not considered part of, this filing. Further, our references to the URLs for these websites are intended to be inactive textual references only.

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

Our future success depends on our ability to obtain regulatory approval for, and then successfully commercialize our only drug candidate, emricasan. We have not completed the development of any drug candidates. We currently generate no revenues from sales of any drugs, and we may never be able to develop a marketable drug. Emricasan will require additional clinical and non-clinical development, regulatory review and approval in multiple jurisdictions, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenues from product sales. We are not permitted to market or promote emricasan before we receive regulatory approval from the United States Food and Drug Administration, or FDA, or comparable foreign regulatory authorities, and we may never receive such regulatory approvals.

Our clinical development plan for emricasan includes a Phase 2 clinical trial in patients with liver cirrhosis, or LC, a Phase 2 clinical trial in liver cirrhosis patients with portal hypertension, or PH, a Phase 2b clinical trial in patients who have developed liver fibrosis post-orthotopic, or POLT, liver transplant due to hepatitis C virus, or HCV, infection and have subsequently achieved sustained viral response, or SVR, following anti-HCV therapy, or POLT-HCV-SVR, and a Phase 2 clinical trial in patients with non-alcoholic fatty liver disease, or NAFLD, including a subset of patients with non-alcoholic steatohepatitis, or NASH. We recently completed the Phase 2b acute-on-chronic liver failure, or ACLF, clinical trial. We initiated the Phase 2 LC clinical trial, the Phase 2 PH clinical trial, the Phase 2b POLT-HCV-SVR clinical trial and the Phase 2 NAFLD/NASH clinical trial in 2014. There is no guarantee that these clinical trials will be completed on time or at all or that any future clinical trials will commence on time or at all, and the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials. Even if such regulatory authorities agree with the design and implementation of our clinical trials, we cannot guarantee you that such regulatory authorities will not change their requirements in the future. In addition, even if the clinical trials are successfully completed, we cannot guarantee that the FDA or foreign regulatory authorities will interpret the results as we do, and more trials could be required before we submit emricasan for approval. To the extent that the results of the clinical trials are not satisfactory to the FDA or foreign regulatory authorities for support of a marketing application, approval of emricasan may be significantly delayed, or we may be required to expend significant additional resources, which may not be available to us, to conduct additional trials in support of potential approval of emricasan.

We cannot anticipate when or if we will seek regulatory review of emricasan for any indication. We have not previously submitted a new drug application, or NDA, to the FDA, or similar drug approval filings to comparable foreign authorities. An NDA must include extensive preclinical and clinical data and supporting information to establish the drug candidate’s safety and effectiveness for each desired indication. The NDA must also include significant information regarding the chemistry, manufacturing and controls for the product. Obtaining approval of an NDA is a lengthy, expensive and uncertain process and may not be obtained. We have not received marketing approval for any drug candidate, and we cannot be certain that emricasan will be successful in clinical trials or receive regulatory approval for any indication. If we do not receive regulatory approvals for and successfully commercialize emricasan on a timely basis or at all, we may not be able to continue our operations. Even if we successfully obtain regulatory approvals to market emricasan, our revenues will be dependent, in part, on our ability to commercialize emricasan as well as the size of the markets in the territories for which we gain regulatory approval and have commercial rights. If the markets for the treatment of LC, PH, POLT-HCV-SVR or NASH are not as significant as we estimate, our business and prospects will be harmed.

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

In addition, undesirable side effects caused by emricasan could result in the delay, suspension or termination of our clinical trials by us, the FDA or other regulatory authorities or institutional review boards, or IRBs, for a number of reasons. To date, over 550 subjects have received emricasan in Phase 1 and Phase 2 clinical trials. The most commonly reported treatment-related adverse events in emricasan-treated subjects were upper abdominal pain, dizziness, headache, fatigue, nausea and diarrhea. Although most of the adverse events reported in relation to emricasan in these trials were mild to moderate, results of our anticipated future trials could reveal a high and unacceptable severity and prevalence of these or other side effects, including, potentially, more severe side effects. In such an event, our trials could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of emricasan for any or all targeted indications. In addition, the drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the clinical trial or result in potential product liability claims. Even if regulatory authorities granted approval of emricasan, if adverse events caused regulatory authorities to impose a restrictive label or if physicians’ perceptions of emricasan’s safety caused them to limit their use of the drug, our ability to generate sufficient sales of emricasan could be limited. Any of these occurrences may harm our business, prospects, financial condition and results of operations significantly.

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

Emricasan has been the subject of eight Phase 1 and five Phase 2 clinical trials. Although we believe emricasan has demonstrated evidence of a beneficial effect in patients with chronic liver disease independent of the cause of disease, we are now seeking to evaluate emricasan in targeted indications within liver disease, including certain indications for which the safety and efficacy of emricasan have not been previously evaluated.

Specifically, we recently completed the Phase 2b ACLF clinical trial, and we initiated the Phase 2 LC clinical trial, the Phase 2 PH clinical trial, the Phase 2b POLT-HCV-SVR clinical trial and the Phase 2 NAFLD/NASH clinical trial in 2014. The development program for emricasan to date has focused primarily on the treatment of HCV patients and the evaluation of the drug candidate in liver disease generally. We cannot be certain that any of our planned clinical trials will be successful, and failure in one indication may have negative consequences for the development of emricasan for other indications. For example, any safety concerns observed in our ACLF clinical trial could limit the prospects for regulatory approval for another indication such as POLT-HCV-SVR, LC, PH or NASH. Any such failure may harm our business, prospects and financial condition.

The FDA regulatory approval process is lengthy and time-consuming, and if we experience significant delays in the clinical development and regulatory approval of emricasan, our business will be substantially harmed.

We may experience delays in commencing and completing clinical trials of emricasan. For example, based on data in 2013 regarding a new HCV antiviral being developed by another company, we chose to delay and change our previously planned Phase 2b/3 HCV-POLT clinical trial to a Phase 2b POLT-HCV-SVR clinical trial. We may also experience delays in commencing and completing other clinical trials of emricasan. We do not know whether planned clinical trials will begin on time, need to be redesigned, enroll patients on time or be completed on schedule, if at all. For example, we recently completed the Phase 2b ACLF clinical trial in which we experienced lower than expected enrollment rates; as a result, we stopped enrollment prior to reaching our target number of patients for enrollment. Although we initiated the Phase 2 LC clinical trial, the Phase 2 PH clinical trial, the Phase 2b POLT clinical trial and the Phase 2 NAFLD/NASH clinical trial in 2014, any of our ongoing and planned clinical trials may be delayed for a variety of reasons, including delays related to:

•	the availability of financial resources for us to commence and complete our planned clinical trials;

•	reaching agreement on acceptable terms with prospective contract research organizations, or CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical trial sites;

•	obtaining IRB approval at each clinical trial site;

•	obtaining regulatory approval for clinical trials in each country;

•	recruiting suitable patients to participate in clinical trials;

•	having patients complete a clinical trial or return for post-treatment follow-up;

•	clinical trial sites deviating from trial protocol or dropping out of a trial;

•	adding new clinical trial sites;

•	developing one or more new formulations or routes of administration; or

•	manufacturing sufficient quantities of our drug candidate for use in clinical trials.

Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the clinical trial, the design of the clinical trial, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the drug candidate being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating. In addition, significant numbers of patients who enroll in our clinical trials may drop out during the clinical trials as a result of being offered a liver transplant in the case of ACLF, LC or PH patients, a potential curative therapy or other reasons. For example, data in 2013 regarding a new HCV antiviral being developed by another company, suggesting the potential availability of a curative therapy for HCV infection in HCV-POLT patients, caused us to delay and change this previously planned Phase 2b/3 clinical trial to a Phase 2b POLT-HCV-SVR clinical trial based on the analysis of the impact of such data on our ability to recruit and maintain patient compliance during the proposed two years of dosing with emricasan. We believe we have appropriately accounted for such increased risk of dropout rates in our trials when determining expected clinical trial timelines in our ongoing Phase 2 LC clinical trial, Phase 2 PH clinical trial and Phase 2b POLT-HCV-SVR clinical trial, but we cannot assure you that our assumptions are correct, or that we will not experience higher numbers of dropouts than anticipated, which would result in the delay of completion of such trials beyond our expected timelines.

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

We have not obtained regulatory approval for any drug candidate. If we fail to obtain regulatory approval to market emricasan, our only drug candidate, we will be unable to sell emricasan, which will significantly impair our ability to generate any revenues. To receive approval, we must, among other things, demonstrate with substantial evidence from clinical trials that the drug candidate is both safe and effective for each indication for which approval is sought, and failure can occur in any stage of development. Satisfaction of the approval requirements typically takes several years and the time and money needed to satisfy them may vary substantially, based on the type, complexity and novelty of the pharmaceutical product. We have not commenced any Phase 3 clinical trials of emricasan to date, and we cannot predict if or when our future clinical trials will generate the data necessary to support an NDA and if, or when, we might receive regulatory approvals for emricasan.

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

Obtaining and maintaining regulatory approval for emricasan in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction. For example, even if the FDA grants marketing approval for a drug candidate, comparable regulatory authorities in foreign countries must also approve the manufacturing, marketing and promotion of the drug candidate in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the United States, including additional preclinical studies or clinical trials. In many countries outside the United States, a drug candidate must be approved for reimbursement before it can be approved for sale in that country. In some cases, the price that we intend to charge for our products is also subject to approval. We expect to submit a marketing authorization application, or MAA, to the European Medicines Agency, or EMA, for approval of emricasan in the European Union, or the EU. As with the FDA, obtaining approval of an MAA from the EMA is a similarly lengthy and expensive process, and the EMA has its own procedures for approval of drug candidates. Even if a product is approved, the FDA or the EMA, as the case may be, may limit the indications for which the product may be marketed, require extensive warnings on the product labeling, require a REMS or require expensive and time-consuming clinical trials or reporting as conditions of approval. Regulatory authorities in countries outside of the United States and the EU also have requirements for approval of drug candidates with which we must comply prior to marketing in those countries. Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our products in certain countries. Further, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not ensure approval in any other country, while a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory approval process in others. Also, regulatory approval for any drug candidate may be withdrawn. If we fail to comply with the regulatory requirements in international markets and/or receive applicable marketing approvals, our target market will be reduced and our ability to realize the full market potential of emricasan will be harmed, which would adversely affect our business, prospects, financial condition and results of operations.

Even if we receive regulatory approval for emricasan, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense. Additionally, emricasan, if approved, could be subject to labeling and other restrictions and market withdrawal, and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with emricasan.

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

•	restrictions on the marketing or manufacturing of emricasan, withdrawal of the product from the market, or voluntary or mandatory product recalls;

•	fines, warning letters or holds on clinical trials;

•	refusal by the FDA or comparable foreign regulatory authorities to approve pending applications or supplements to approved applications filed by us or suspension or revocation of license approvals;

•	product seizure or detention, or refusal to permit the import or export of emricasan; and

•	injunctions or the imposition of civil or criminal penalties.

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

In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could impact our ability to sell our products profitably. In particular, the Medicare Modernization Act of 2003 revised the payment methodology for many products under Medicare in the United States. This has resulted in lower rates of reimbursement. In 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively, the Healthcare Reform Act, was enacted. The Healthcare Reform Act, among other things, increases the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed care organizations, establishes annual fees on manufacturers of certain branded prescription drugs, requires manufacturers to participate in a discount program for certain outpatient drugs under Medicare Part D and promotes programs that increase the federal government’s comparative effectiveness research, which will impact existing government healthcare programs and will result in the development of new programs. An expansion in the government’s role in the United States healthcare industry may further lower rates of reimbursement for pharmaceutical products.

Other legislative changes have been proposed and adopted in the United States since the Healthcare Reform Act was enacted. On August 2, 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in April

2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2024 unless additional Congressional action is taken. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, or the ATRA, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

We currently do not have a commercial organization for the marketing, sales and distribution of pharmaceutical products. In order to commercialize emricasan, we must build our marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services. We expect that the majority of all LC, PH and POLT-HCV-SVR patients will be treated at tertiary care centers and transplant centers and therefore can be addressed with a targeted sales force. We intend to build our own commercial infrastructure in North America and the EU to target these centers, but will evaluate opportunities to partner with pharmaceutical companies that have established sales and marketing capabilities to commercialize emricasan in LC, PH and POLT-HCV-SVR outside of North America and the EU. We may also partner with a pharmaceutical company that has global capabilities to evaluate emricasan in other indications for which we believe it may also be effective.

The establishment and development of our own sales force or the establishment of a contract sales force to market emricasan will be expensive and time-consuming and could delay any commercial launch. Moreover, we cannot be certain that we will be able to successfully develop this capability. We will have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train and retain marketing and sales personnel. We also face competition in our search for third parties to assist us with the sales and marketing efforts of emricasan. To the extent we rely on third parties to commercialize emricasan, if approved, we may have little or no control over the marketing and sales efforts of such third parties, and our revenues from product sales may be lower than if we had commercialized emricasan ourselves. In the event we are unable to develop our own marketing and sales force or collaborate with a third-party marketing and sales organization, we would not be able to commercialize emricasan.

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

There are currently no therapeutic products approved for the treatment of LC, PH, POLT-HCV-SVR or NASH. There are a number of marketed therapeutics used in each of these diseases to try to remove the underlying cause of the disease and prevent further liver injury. For example, if the liver damage is a result of hepatitis B virus or HCV infection, marketed antiviral medications may be used to treat the virus that led to liver damage. If the liver damage is a result of alcoholic hepatitis, marketed alcohol addiction drugs may be used. If the liver damage is a result of obesity, diet and exercise may be prescribed along with marketed therapeutics. If the liver damage is a result of NASH, currently marketed drugs may be used, although none of these are approved for NASH. In addition to the marketed drugs for those indications, there are drugs in development for each of these indications. Although these marketed therapies and those in development may be efficacious, all of them take time to show an effect, and as long as the underlying conditions persist there will continue to be damage to the liver. In NASH for example, drugs in development have differing mechanisms of action, and it is currently unknown whether any single drug candidate will eliminate liver inflammation and halt liver disease progression into advanced fibrosis. For each of these indications, emricasan is the only therapeutic we are aware of that is being developed specifically to reduce the level of apoptosis in the liver, and as a result it may be used with these other therapies. Our estimates of disease prevalence consider the presence of these other treatments. In addition, the HCV landscape has dramatically changed in recent years and will continue to evolve in the future with the introduction of interferon-free regimens with greater efficacy and tolerability over the current antiviral therapies.

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

In the United States, under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biological product intended to treat a rare disease or condition. Such diseases and conditions are those that affect fewer than 200,000 individuals in the United States, or if they affect more than 200,000 individuals in the United States, there is no reasonable expectation that the cost of developing and making a drug product available in the United States for these types of diseases or conditions will be recovered from sales of the product. Orphan drug designation must be requested before submitting an NDA. If the FDA grants orphan drug designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by that agency. Orphan drug designation does not convey any advantage in or shorten the duration of the regulatory review and approval process, but it can lead to financial incentives, such as opportunities for grant funding toward clinical trial costs, tax advantages and user-fee waivers.

If a drug that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the drug is entitled to orphan drug marketing exclusivity for a period of seven years. Orphan drug marketing exclusivity generally prevents the FDA from approving another application, including a full NDA, to market the same drug or biological product for the same indication for seven years, except in limited circumstances, including if the FDA concludes that the later drug is safer, more effective or makes a major contribution to patient care. For purposes of small molecule drugs, the FDA defines “same drug” as a drug that contains the same active chemical entity and is intended for the same use as the drug in question. A designated orphan drug may not receive orphan drug marketing exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. Orphan drug marketing exclusivity rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition.

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

We originally applied for orphan drug designation for emricasan for the treatment of fibrosis in HCV-POLT patients in the United States and the EU. The FDA granted an orphan drug designation for emricasan for the treatment of POLT patients with reestablished fibrosis to delay the progression to cirrhosis and end-stage liver disease. In the EU, we withdrew the application based on feedback from the applicable regulatory body that emricasan may have efficacy in fibrosis outside of the HCV-POLT patient population. We cannot assure you that we will be able to obtain orphan drug exclusivity for emricasan in any jurisdiction for the target indications in a timely manner or at all, or that a competitor will not obtain orphan drug exclusivity that could block the regulatory approval of emricasan for several years. If we are unable to obtain orphan drug designation in the United States or in the EU, we will not receive market exclusivity, which might affect our ability to generate sufficient revenues. If a competitor is able to obtain orphan exclusivity that would block emricasan’s regulatory approval, our ability to generate revenues would be significantly reduced, which would harm our business prospects, financial condition and results of operations.

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

We received orphan drug designation from the FDA for emricasan for the treatment of POLT patients with reestablished fibrosis to delay the progression to cirrhosis and end-stage liver disease. We may be unable to obtain FDA approval for emricasan for this orphan population or any other orphan population, or we may be unable to successfully commercialize emricasan for such orphan populations due to risks that include:

•	the orphan patient populations may change in size;

•	there may be changes in the treatment options for patients that may provide alternative treatments to emricasan;

•	the development costs may be greater than projected revenue of drug sales for the orphan indications;

•	the FDA may disagree with the design or implementation of our clinical trials;

•	there may be difficulties in enrolling patients for clinical trials;

•	emricasan may not prove to be efficacious in the orphan patient populations;

•	clinical trial results may not meet the level of statistical significance required by the FDA; and

•	emricasan may not have a favorable risk/benefit assessment in the orphan indication.

If we are unable to obtain FDA approval for emricasan for any orphan population or are unable to successfully commercialize emricasan for such orphan population, it could harm our business prospects, financial condition and results of operations.

A Fast Track or Breakthrough Therapy designation for emricasan, if obtained, may not lead to a faster development or review process.

We may seek Fast Track or Breakthrough Therapy designations for emricasan in the United States.

The Fast Track program is intended to expedite or facilitate the process for reviewing new drug candidates that meet certain criteria. Specifically, new drugs are eligible for Fast Track designation if they are intended, alone or in combination with one or more drugs, to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Fast Track designation applies to the combination of the drug candidate and the specific indication for which it is being studied. Unique to a Fast Track drug candidate, the FDA may consider for review sections of the NDA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA, the FDA agrees to accept sections of the NDA and determines that the schedule is acceptable and the sponsor pays any required user fees upon submission of the first section of the NDA.

The Breakthrough Therapy designation is for a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The sponsor of a Breakthrough Therapy may request the FDA to designate the drug as a Breakthrough Therapy at the time of, or any time after, the submission of an IND for the drug. If the FDA designates a drug as a Breakthrough Therapy, it must take actions appropriate to expedite the development and review of the application, which may include holding meetings with the sponsor and the review team throughout the development of the drug; providing timely advice to, and interactive communication with, the sponsor regarding the development of the drug to ensure that the development program to gather the nonclinical and clinical data necessary for approval is as efficient as practicable; involving senior managers and experienced review staff, as appropriate, in a collaborative, cross-disciplinary review; assigning a cross-disciplinary project lead for the FDA review team to facilitate an efficient review of the development program and to serve as a scientific liaison between the review team and the sponsor; and taking steps to ensure that the design of the clinical trials is as efficient as practicable, when scientifically appropriate, such as by minimizing the number of patients exposed to a potentially less efficacious treatment.

The FDA has broad discretion is determining whether to grant a Fast Track or Breakthrough Therapy designation for a drug. Obtaining a Fast Track or Breakthrough Therapy designation does not change the standards for product approval, but may expedite the development or approval process. There is no assurance that the FDA will grant either such designation. Even if the FDA does grant either such designation for emricasan, it may not actually result in faster clinical development or regulatory review or approval. Furthermore, such a designation does not increase the likelihood that emricasan will receive marketing approval in the United States.

We may form or seek strategic alliances in the future, and we may not realize the benefits of such alliances.

We may form or seek strategic alliances, create joint ventures or collaborations or enter into licensing arrangements with third parties that we believe will complement or augment our development and commercialization efforts with respect to emricasan and any future drug candidates that we may develop. Any of these relationships may require us to incur non-recurring and other charges, increase our near- and long-term expenditures, issue securities that dilute our existing stockholders or disrupt our management and business. In addition, we face significant competition in seeking appropriate strategic partners, and the negotiation process is time-consuming and complex. Moreover, we may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for emricasan because it may be deemed to be at too early of a stage of development for collaborative effort. Furthermore, third parties may not view emricasan as having the requisite potential to demonstrate safety and efficacy. If we license products or businesses, we may not be able to realize the benefit of such transactions if we are unable to successfully integrate them with our existing operations and company culture. We cannot be certain that, following a strategic transaction or license, we will achieve the revenues or specific net income that justifies such transaction. Any delays in entering into new strategic partnership agreements related to emricasan could delay the development and commercialization of emricasan in certain geographies for certain indications, which would harm our business prospects, financial condition and results of operations.

We are highly dependent on our key personnel, and if we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.

Our ability to compete in the highly competitive biotechnology and pharmaceuticals industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our management, scientific and medical personnel, including our President and Chief Executive Officer, Steven J. Mento, Ph.D., our Executive Vice President, Clinical Development, David T. Hagerty, M.D. and our Executive Vice President, Research and Development, and Chief Scientific Officer, Alfred P. Spada, Ph.D. The loss of the services of any of our executive officers or other key employees and our inability to find suitable replacements could potentially harm our business, prospects, financial condition or results of operations.

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

As of March 2, 2015, we had 28 employees, 25 of whom are full-time. As our development and commercialization plans and strategies develop, and as we operate as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

Our employees, independent contractors, principal investigators, consultants, commercial collaborators, service providers and other vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.

We are exposed to the risk that our employees, independent contractors, principal investigators, consultants, commercial collaborators, service providers and other vendors may engage in fraudulent or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities to us that violates FDA laws and regulations, including those laws that require the reporting of true, complete and accurate information to the FDA, manufacturing standards, federal and state healthcare fraud and abuse laws and regulations, or laws that require the true, complete and accurate reporting of financial information or data. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Activities subject to these laws also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. We have adopted a code of business conduct and ethics, but it is not always possible to identify and deter third-party misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

If emricasan is approved, we may be subject to healthcare laws, regulation and enforcement. Our failure to comply with those laws could have a material adverse effect on our results of operations and financial condition.

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

Our inability to obtain and retain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of products we develop. Although we maintain product liability insurance covering our clinical trials, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. If we determine that it is prudent to increase our product liability coverage due to the commercial launch of any approved product, we may be unable to obtain such increased coverage on acceptable terms, or at all. Our insurance policies also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. We will have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts.

Risks Related to Our Reliance On Third Parties

We rely on third parties to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize emricasan and our business could be substantially harmed.

We have and anticipate that we will continue to engage one or more third-party CROs in connection with our ongoing and future clinical trials for emricasan. We rely heavily on these parties for execution of our clinical trials, and we control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with applicable protocol, legal, regulatory and scientific standards, and our reliance on our CROs does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with cGCPs, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for drug candidates in clinical development. Regulatory authorities enforce these cGCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of these CROs fail to comply with applicable cGCP regulations, the clinical data generated in our clinical trials may be deemed unreliable, and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, such regulatory authorities will determine that any of our clinical trials comply with the cGCP regulations. In addition, our clinical trials must be conducted with drug product produced under cGMP regulations and will require a large number of test subjects. Our failure or any failure by our CROs to comply with these regulations or to recruit a sufficient number of patients may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be implicated if any of our CROs violate federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

Our CROs are not our employees and, except for remedies available to us under our agreements with such CROs, we cannot control whether or not they devote sufficient time and resources to our ongoing preclinical, clinical and nonclinical programs. These CROs may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other drug development activities, which could affect their performance on our behalf. Our clinical trials may be extended, delayed or terminated if CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons. As a result, we may not be able to complete development of, obtain regulatory approval for or successfully commercialize emricasan. Therefore, our financial results and the commercial prospects for emricasan would be harmed, our costs could increase and our ability to generate revenues could be delayed.

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

We rely completely on third parties to manufacture our preclinical and clinical drug supplies, and we intend to rely on third parties to produce commercial supplies of emricasan, if approved. The development and commercialization of emricasan could be stopped, delayed or made less profitable if those third parties fail to obtain and maintain regulatory approval of their facilities, fail to provide us with sufficient quantities of drug product or fail to do so at acceptable quality levels or prices.

We do not currently have nor do we plan to acquire the infrastructure or capability internally to manufacture our clinical drug supplies for use in the conduct of our clinical trials, and we lack the resources and the capability to manufacture emricasan on a clinical or commercial scale. Instead, we rely on contract manufacturers for such production.

We acquired quantities of active pharmaceutical ingredient, or API, of emricasan from Pfizer as part of our acquisition of the rights to the drug candidate. We believe the quantities we acquired from Pfizer are sufficient to support our ongoing and planned clinical trials. We have identified and are in the process of qualifying a new third-party manufacturer of API, which will be needed prior to commercialization of emricasan and, if our estimates regarding our supply are incorrect, prior to the completion of our ongoing clinical trials. Any delay in qualifying the new manufacturer of API could delay the potential commercialization of emricasan, and, in the event that we do not have sufficient API to complete our ongoing clinical trials, it could delay such trials.

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

The facilities used by our contract manufacturers to manufacture emricasan must be approved by the applicable regulatory authorities, including the FDA, pursuant to inspections that will be conducted after an NDA or comparable foreign regulatory marketing application is submitted. We do not control the manufacturing process of emricasan and are completely dependent on our contract manufacturing partners for compliance with the FDA’s requirements for manufacture of both the API and finished drug product. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the FDA’s strict regulatory requirements, they will not be able to secure or maintain FDA approval for the manufacturing facilities. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or any other applicable regulatory authorities does not approve these facilities for the manufacture of emricasan or if it withdraws any such approval in the future, or if our suppliers or contract manufacturers decide they no longer want to supply or manufacture for us, we may need to find alternative manufacturing facilities, in which case we might not be able to identify manufacturers for clinical or commercial supply on acceptable terms, or at all, which would significantly impact our ability to develop, obtain regulatory approval for or market emricasan.

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

Our research and development activities involve the controlled use of potentially hazardous substances, including chemical and biological materials by our third-party manufacturers. Our manufacturers are subject to federal, state and local laws and regulations in the United States governing the use, manufacture, storage, handling and disposal of medical, radioactive and hazardous materials. Although we believe that our manufacturers’ procedures for using, handling, storing and disposing of these materials comply with legally prescribed standards, we cannot completely eliminate the risk of contamination or injury resulting from medical, radioactive or hazardous materials. As a result of any such contamination or injury, we may incur liability. Furthermore, local, city, state or federal authorities may curtail the use of these materials and interrupt our business operations. In the event of an accident, we could be held liable for damages or penalized with fines, and the liability could exceed our resources. We do not have any insurance for liabilities arising from medical, radioactive or hazardous materials. Compliance with applicable environmental laws and regulations is expensive, and current or future environmental regulations may impair our research, development and production efforts, which could harm our business, prospects, financial condition or results of operations.

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

We have incurred significant operating losses since our inception, including consolidated net losses of $22.3 million, $15.6 million and $8.7 million for the years ended December 31, 2014, 2013 and 2012, respectively. As of December 31, 2014, we had an accumulated deficit of $96.8 million. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Our losses have resulted principally from costs incurred in our research and development activities. We anticipate that our operating losses will substantially increase over the next several years as we execute our plan to expand our research, development and commercialization activities, including the clinical development and planned commercialization of our drug candidate, emricasan, and incur the additional costs of operating as a public company. In addition, if we obtain regulatory approval of emricasan, we may incur significant sales and marketing expenses. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or whether or when we will become profitable, if ever.

We have not generated any revenues to date from product sales. We may never achieve or sustain profitability, which could depress the market price of our common stock and could cause our stockholders to lose all or a part of their investment.

Our ability to become profitable depends on our ability to develop and commercialize emricasan. To date, we have no products approved for commercial sale and have not generated any revenues from sales of any drug candidate, and we do not know when, or if, we will generate revenues in the future. We do not anticipate generating revenues, if any, from sales of emricasan for at least the next several years, and we will never generate revenues from emricasan if we do not obtain regulatory approval for emricasan. Our ability to generate future revenues depends heavily on our success in:

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

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts to continue the clinical development of emricasan, including our ongoing and future clinical trials. If approved, we will require significant additional amounts in order to launch and commercialize emricasan, including building our own commercial capabilities to sell, market and distribute emricasan in the United States and the EU.

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

We may seek to obtain additional financing in the future through the issuance of our common stock in public offerings, through other equity or debt financings or through collaborations or partnerships with other companies. For example, in August 2014, we entered into an At Market Issuance Sales Agreement, or the Sales Agreement, with MLV & Co. LLC, or MLV, pursuant to which we may sell from time to time, at our option, up to an aggregate of $50.0 million of shares of our common stock through MLV, as sales agent. Sales of our common stock made pursuant to the Sales Agreement, if any, will be made on The NASDAQ Global Market, or Nasdaq, under our Registration Statement on Form S-3 filed on August 14, 2014, by means of ordinary brokers’ transactions at market prices. Additionally, under the terms of the Sales Agreement, we may also sell shares of our common stock through MLV, on Nasdaq or otherwise, at negotiated prices or at prices related to the prevailing market price. MLV will use its commercially reasonable efforts consistent with its normal trading and sales practices to sell our common stock from time to time, based upon our instructions (including any price, time or size limits or other customary parameters or conditions we may impose). We cannot provide any assurances that we will issue any shares pursuant to the Sales Agreement. In addition, the Sales Agreement may be terminated by us or MLV at any time upon ten days’ notice to the other party, or by MLV at any time in certain circumstances, including the occurrence of an event that would be reasonably likely to have a material adverse effect on our assets, business, operations, earnings, properties, condition (financial or otherwise), prospects, stockholders’ equity or results of operations. As of December 31, 2014, no shares were issued pursuant to the Sales Agreement.

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

Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. As a result of our most recent private placements, our IPO and other transactions that have occurred over the past three years, we may have experienced an “ownership change.” We may also experience “ownership changes” in the future as a result of subsequent shifts in our stock ownership. At December 31, 2014, we had federal and state net operating loss carryforwards of approximately $64.0 million and $63.3 million, respectively, and federal and state research and development credits of $1.8 million and $1.0 million, respectively, which could be limited if we experience an “ownership change.”

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

At December 31, 2014, we had approximately $37.1 million of cash, cash equivalents and marketable securities. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents and marketable securities since December 31, 2014, no assurance can be given that deterioration of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or marketable securities or our ability to meet our financing objectives. Furthermore, our stock price may decline due in part to the volatility of the stock market.

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

In addition, the patent applications that we own or that we may license may fail to result in issued patents in the United States or in other foreign countries. Even if the patents do successfully issue, third parties may challenge the validity, enforceability or scope thereof, which may result in such patents being narrowed, invalidated or held unenforceable. Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property or prevent others from designing around our claims. If the breadth or strength of protection provided by the patent applications we hold with respect to emricasan is threatened, it could dissuade companies from collaborating with us to develop, and threaten our ability to commercialize, emricasan. Further, if we encounter delays in our clinical trials, the period of time during which we could market emricasan under patent protection would be reduced. Since patent applications in the United States and most other countries are confidential for a period of time after filing, we cannot be certain that we were the first to file any patent application related to emricasan. Furthermore, for applications in which all claims are entitled to a priority date before March 16, 2013, an interference proceeding can be provoked by a third-party or instituted by the USPTO, to determine who was the first to invent any of the subject matter covered by the patent claims of our applications. For applications containing a claim not entitled to priority before March 16, 2013, there is greater level of uncertainty in the patent law with the passage of the America Invents Act, which brings into effect significant changes to the United States patent laws that introduce new procedures for challenging pending patent applications and issued patents. A primary change under this reform is the creation of a “first to file” system in the United States. This requires us to be cognizant going forward of the time from invention to filing of a patent application.

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

Our commercial success depends in part on our avoiding infringement of the patents and proprietary rights of third parties. There is a substantial amount of litigation involving patents and other intellectual property rights in the biotechnology and pharmaceutical industries, as well as administrative proceedings for challenging patents, including interference and reexamination proceedings before the USPTO or oppositions and other comparable proceedings in foreign jurisdictions. Under United States patent reform, new procedures including inter partes review and post grant review have been implemented. As stated above, this reform brings uncertainty to the possibility of challenge to our patents in the future. Numerous United States and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are developing emricasan. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that emricasan may give rise to claims of infringement of the patent rights of others.

Third parties may assert that we are employing their proprietary technology without authorization. There may be third-party patents of which we are currently unaware with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of emricasan. Because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents that emricasan may infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. If any third-party patents were held by a court of competent jurisdiction to cover the manufacturing process of emricasan, any molecules formed during the manufacturing process or any final product itself, the holders of any such patents may be able to block our ability to commercialize the drug candidate unless we obtained a license under the applicable patents, or until such patents expire or they are finally determined to be held invalid or unenforceable. Similarly, if any third-party patent were held by a court of competent jurisdiction to cover aspects of our formulations, processes for manufacture or methods of use, including combination therapy or patient selection methods, the holders of any such patent may be able to block our ability to develop and commercialize the drug candidate unless we obtained a license or until such patent expires or is finally determined to be held invalid or unenforceable. In either case, such a license may not be available on commercially reasonable terms or at all. If we are unable to obtain a necessary license to a third-party patent on commercially reasonable terms, or at all, our ability to commercialize emricasan may be impaired or delayed, which could in turn significantly harm our business.

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

Competitors may infringe our patents. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming. In addition, in an infringement proceeding, a court may decide that one or more of our patents is not valid or is unenforceable or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation or defense proceedings could put one or more of our patents at risk of being invalidated, held unenforceable, or interpreted narrowly and could put our patent applications at risk of not issuing. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. In the event of a successful claim of infringement against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, obtain one or more licenses from third parties, pay royalties or redesign our infringing products, which may be impossible or require substantial time and monetary expenditure.

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

Risks Related to Ownership of our Common Stock

The price of our stock may be volatile.

Prior to our IPO, there was no public market for our common stock. Since the commencement of trading in connection with our IPO in July 2013 through March 2, 2015, the sale price per share of our common stock on Nasdaq has ranged from a low of $ 5.06 to a high of $15.67. The trading price of our common stock is likely to continue to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this annual report, these factors include:

•	the commencement, enrollment or results of our ongoing clinical trials of emricasan or any future clinical trials we may conduct, or changes in the development status of emricasan;

•	any delay in our regulatory filings for emricasan and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such filings, including without limitation the FDA’s issuance of a “refusal to file” letter or a request for additional information;

•	adverse results or delays in clinical trials;

•	our decision to initiate a clinical trial, not to initiate a clinical trial or to terminate an existing clinical trial;

•	adverse regulatory decisions, including failure to receive regulatory approval for emricasan;

•	changes in laws or regulations applicable to our drug candidate or products, including but not limited to clinical trial requirements for approvals;

•	adverse developments concerning our manufacturers;

•	our inability to obtain adequate product supply for any approved drug product or inability to do so at acceptable prices;

•	our inability to establish collaborations if needed;

•	our failure to commercialize emricasan;

•	additions or departures of key scientific or management personnel;

•	unanticipated serious safety concerns related to the use of emricasan;

•	introduction of new products or services offered by us or our competitors;

•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;

•	our ability to effectively manage our growth;

•	the size and growth, if any, of the LC, PH, POLT-HCV-SVR and NASH markets and other targeted markets;

•	our ability to successfully enter new markets;

•	actual or anticipated variations in quarterly operating results;

•	our cash position;

•	our failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;

•	publication of research reports about us or our industry or positive or negative recommendations or withdrawal of research coverage by securities analysts;

•	changes in the market valuations of similar companies;

•	overall performance of the equity markets;

•	sales of our common stock by us or our stockholders in the future;

•	trading volume of our common stock;

•	changes in accounting practices;

•	ineffectiveness of our internal controls;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	significant lawsuits, including patent or stockholder litigation;

•	general political and economic conditions; and

•	other events or factors, many of which are beyond our control.

In addition, the stock market in general, and Nasdaq and biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. The realization of any of the above risks or any of a broad range of other risks, including those described in this “Risk Factors” section and elsewhere in this annual report on Form 10-K, could have a dramatic and material adverse impact on the market price of our common stock.

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

As of December 31, 2014, our executive officers, directors, 5% stockholders and their affiliates owned approximately 42% of our outstanding voting stock. Therefore, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that our stockholders may feel are in their best interests.

We are an emerging growth company, and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years following 2013, the year in which we completed our IPO, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700.0 million as of any June 30 before that time or if we have total annual gross revenue of $1.0 billion or more during any fiscal year before that time, in which cases we would no longer be an emerging growth company as of the following December 31 or if we issue more than $1.0 billion in non-convertible debt during any three year period before that time, in which case we would cease to be an emerging growth company immediately. Even after we no longer qualify as an emerging growth company, we may qualify as a “smaller reporting company,” which would allow us to take advantage of many of the same exemptions from disclosure requirements including not being required to comply with the auditor attestation requirements of Section 404 and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and Nasdaq to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas such as “say on pay” and proxy access. Current legislation permits emerging growth companies to implement many of these requirements over a longer period and up to five years following their initial public offering. We are taking advantage of this legislation but cannot guarantee that we will not be required to implement these requirements sooner than budgeted or planned and thereby incur unexpected expenses. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

The rules and regulations applicable to public companies may substantially increase our legal and financial compliance costs and make some activities more time-consuming and costly. If these requirements divert the attention of our management and personnel from other business concerns, they could have a material adverse effect on our business, financial condition and results of operations. The increased costs will decrease our net income or increase our net loss and may require us to reduce costs in other areas of our business or increase the prices of our products or services. For example, these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to incur substantial costs to maintain the same or similar coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

Sales of a substantial number of shares of our common stock by our existing stockholders in the public market could cause our stock price to fall.

Persons who were our stockholders prior to our IPO in July 2013 continue to hold a substantial number of shares of our common stock that they are able to sell in the public market, subject in some cases to certain legal restrictions. Significant portions of these shares are held by a small number of stockholders. If these stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. The perception in the market that these sales may occur could also cause the trading price of our common stock to decline. As of March 2, 2015, we had 15,693,196 shares of common stock outstanding.

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

The holders of 5,172,568 shares of our common stock as of March 2, 2015 (including shares issuable upon exercise of options and warrants) are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by affiliates, as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

We expect that significant additional capital may be needed in the future to continue our planned operations, including conducting clinical trials, commercialization efforts, expanded research and development activities and costs associated with operating a public company. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities, our stockholders may be materially diluted by subsequent sales, and new investors could gain rights preferences and privileges senior to the holders of our common stock.

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

Anti-takeover provisions under our charter documents and Delaware law could delay or prevent a change of control, which could limit the market price of our common stock and may prevent or frustrate attempts by our stockholders to replace or remove our current management.

Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could delay or prevent a change of control of our company or changes in our board of directors that our stockholders might consider favorable. Some of these provisions include:

•	a board of directors divided into three classes serving staggered three-year terms, such that not all members of the board will be elected at one time;

•	a prohibition on stockholder action through written consent, which requires that all stockholder actions be taken at a meeting of our stockholders;

•	a requirement that special meetings of stockholders be called only by the chairman of the board of directors, the chief executive officer, the president or by a majority of the total number of authorized directors;

•	advance notice requirements for stockholder proposals and nominations for election to our board of directors;

•	a requirement that no member of our board of directors may be removed from office by our stockholders except for cause and, in addition to any other vote required by law, upon the approval of not less than two-thirds of all outstanding shares of our voting stock then entitled to vote in the election of directors;

•	a requirement of approval of not less than two-thirds of all outstanding shares of our voting stock to amend any bylaws by stockholder action or to amend specific provisions of our certificate of incorporation; and

•	the authority of the board of directors to issue preferred stock on terms determined by the board of directors without stockholder approval and such preferred stock may include rights superior to the rights of the holders of common stock.

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

We lease approximately 9,954 square feet of space for our headquarters in San Diego, California under an agreement that expires in December 2019.

ITEM 3.	LEGAL PROCEEDINGS

We are currently not a party to any material legal proceedings.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been traded on The NASDAQ Global Market since July 25, 2013 under the symbol “CNAT.” Prior to such time, there was no public market for our common stock. The following table sets forth, for the quarterly periods indicated, the high and low sale prices for our common stock on The NASDAQ Global Market.

	High	Low
Year Ended December 31, 2014
First Quarter	$15.67	$6.00
Second Quarter	$9.90	$5.06
Third Quarter	$9.69	$5.76
Fourth Quarter	$8.86	$5.79

	High	Low
Year Ended December 31, 2013
Third Quarter (beginning July 25, 2013)	$11.24	$8.26
Fourth Quarter	$10.72	$5.76

Holders of Common Stock

As of March 2, 2015, there were 15,693,196 shares of our common stock outstanding and 44 holders of record of our common stock. This number was derived from our shareholder records and does not include beneficial owners of our common stock whose shares are held in the name of various dealers, clearing agencies, banks, brokers and other fiduciaries.

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

Equity Compensation Plan Information

The following table summarizes securities available under our equity compensation plans as of December 31, 2014.

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,861,209	$6.84	701,684
Equity compensation plans not approved by security holders	—	—	—
Total	1,861,209	$6.84	701,684

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

The following graph shows a comparison from July 25, 2013, the date our common stock commenced trading on The NASDAQ Global Market, through December 31, 2014 of cumulative total return for our common stock, the NASDAQ Composite Index and the NASDAQ Biotechnology Index. Such returns are based on historical results and are not intended to suggest future performance. The graph assumes the investment of $100 on July 25, 2013 in our stock at the opening trading price of $11.00 and in the indices at the opening trading prices, with the reinvestment of dividends, although dividends have not been declared on our common stock.

	7/25/2013	9/30/2013	12/31/2013	3/31/2014	6/30/2014	9/30/2014	12/31/2014
Conatus Pharmaceuticals Inc.	$100.00	$91.36	$58.64	$73.95	$82.82	$55.64	$63.64
NASDAQ Composite	$100.00	$105.07	$116.36	$116.98	$122.81	$125.18	$131.94
NASDAQ Biotechnology	$100.00	$108.33	$117.27	$122.19	$132.96	$153.56	$157.26

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

We intend to use the net offering proceeds to fund the clinical development of emricasan and for working capital and general corporate purposes. Pending use of the net proceeds, we plan to invest the net proceeds from our IPO in short- and intermediate-term, interest-bearing obligations, investment-grade instruments, certificates of deposit or direct or guaranteed obligations of the United States government. Through December 31, 2014, the net proceeds have been applied as follows: $12.7 million towards the clinical development of emricasan and $17.4 million towards working capital and general corporate purposes.

Issuer Repurchases of Equity Securities

None.

ITEM 6.	SELECTED FINANCIAL DATA

The following tables set forth a summary of our consolidated historical financial data as of, and for the periods ended on, the dates indicated. We have derived the consolidated statement of operations data for the years ended December 31, 2014, 2013, 2012 and 2011, and the consolidated balance sheet data as of December 31, 2014, 2013, 2012 and 2011 from our audited consolidated financial statements. You should read the selected financial data in conjunction with the related notes included elsewhere in this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report. Our historical results for any prior period are not necessarily indicative of our future results.

	Year Ended December 31,
	2014	2013	2012	2011
Consolidated Statement of Operations Data:
Operating expenses:
Research and development	$14,908,843	$6,947,439	$5,528,106	$9,486,619
General and administrative	7,379,339	4,650,807	3,086,479	2,874,507

Total operating expenses	22,288,182	11,598,246	8,614,585	12,361,126
Other income (expense):
Interest income	57,616	22,144	25,547	28,274
Interest expense	(70,000)	(462,570)	(70,000)	(113,836)
Other (expense) income	(19,325)	(1,070)	1,358	(4,439)
Other financing (expense) income	—	(3,576,750)	(91,559)	454,547

Total other (expense) income	(31,709)	(4,018,246)	(134,654)	364,546

Net loss	$(22,319,891)	$(15,616,492)	$(8,749,239)	$(11,996,580)

Net loss per share applicable to common stockholders, basic and diluted	$(1.44)	$(0.63)	$(8.60)	$(11.86)
Weighted average shares outstanding used in computing net loss per share applicable to common stockholders, basic and diluted	15,478,999	7,358,201	1,016,951	1,011,649

	December 31,
	2014	2013	2012	2011
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$37,071,946	$56,352,987	$8,025,564	$16,758,038
Working capital	33,693,531	54,081,487	6,688,847	15,202,374
Total assets	38,447,881	56,935,954	8,145,747	16,958,880
Convertible preferred stock warrant liability	—	—	160,345	68,786
Note payable	1,000,000	1,000,000	1,000,000	1,000,000
Convertible preferred stock	—	—	63,908,372	63,908,372
Total stockholders’ equity (deficit)	33,213,949	53,118,950	(58,335,871)	(49,739,275)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a biotechnology company focused on the development and commercialization of novel medicines to treat liver disease. Our lead compound, emricasan, is a first-in-class, orally active pan-caspase protease inhibitor designed to reduce the activity of human caspases, which are enzymes that mediate inflammation and apoptosis. We believe that by reducing the activity of these enzymes, emricasan has the potential to interrupt the progression of liver disease and potentially provide treatment options in multiple areas of liver disease. We have observed compelling preclinical and clinical trial results that suggest emricasan may have clinical utility in slowing progression of liver disease regardless of the original cause of the disease. To date, emricasan has been studied in over 550 subjects in thirteen clinical trials. In a randomized Phase 2b clinical trial in patients with liver disease, emricasan demonstrated a statistically significant, consistent, rapid and sustained reduction in elevated levels of key biomarkers of inflammation and apoptosis implicated in the severity and progression of liver disease.

We are conducting a comprehensive clinical program to demonstrate the therapeutic benefit of emricasan in patients with chronic liver disease across the spectrum of liver disease, including: liver cirrhosis, or LC; liver cirrhosis with portal hypertension, or PH; post-orthotopic liver transplant, or POLT, recipients with reestablished liver fibrosis post-transplant as a result of recurrent hepatitis C virus, or HCV, infection who have successfully achieved a sustained viral response, or SVR, following HCV antiviral therapy, or POLT-HCV-SVR; and nonalcoholic fatty liver disease, or NAFLD, including patients with inflammatory and/or fibrotic nonalcoholic steatohepatitis, or NASH. Our development strategy is to generate sufficient pharmacokinetic, or PK, and pharmacodynamic, or PD, data, as well as relevant biomarker and functional endpoint data, related to emricasan in patient populations across the spectrum of liver disease and assess which indications and patient populations present viable pathways to potential marketing approval and attractive commercial opportunities. With the results from three PK/PD clinical trials we recently completed, we intend to meet with the U.S. Food and Drug Administration, or FDA, and EU regulatory authorities to discuss the further development of emricasan. Potential regulatory authority feedback and the results from our ongoing clinical trials will help guide our clinical development plans and initial regulatory pathway.

The following table summarizes our current development programs for emricasan.

Target Therapeutic Area	Description of Patient Population	Development Program
Liver Cirrhosis (LC)	In LC patients, healthy liver tissue is replaced with scar tissue resulting in abnormal structure and function of the liver.	• In September 2014, we initiated a Phase 2 clinical trial in LC patients. Initial results from this clinical trial are expected to be available in the fourth quarter of 2015.

Portal Hypertension (PH)	These cirrhosis patients have an increase in the pressure within the portal vein, which is caused by a blockage in the blood flow through the liver.	• In September 2014, we initiated an exploratory, open-label Phase 2 clinical trial in PH patients. Results from this clinical trial are expected to be available in the third quarter of 2015.

Post Liver Transplant Clearance of Hepatitis C Virus Infection with Sustained Viral Response (POLT-HCV-SVR)	Liver transplant patients with fibrosis from recurrent HCV and subsequent SVR.

•  In May 2014, we initiated a placebo-controlled Phase 2b clinical trial tracking biomarkers and histology in POLT patients who respond to antiviral therapy but still have underlying liver fibrosis. We expect to have initial baseline data from this clinical trial in the second quarter of 2015.

Non-alcoholic Steatohepatitis (NASH)	NASH patients suffer from inflammation due to fat buildup in the liver, which can progress to cirrhosis, liver cancer and liver failure.

•  In March 2014, we initiated a Phase 2 clinical trial for NAFLD, including NASH. Our goal is to accumulate sufficient and relevant clinical data to allow rapid advancement of emricasan as appropriate regulatory pathways are defined. We expect to have results from this clinical trial in the first quarter of 2015.

Pharmacokinetic, or PK, and Pharmacodynamic, or PD, Clinical Trials in Subjects with Varying Degrees of Organ Impairment	In the later stages of liver disease, the level of organ impairment increases, potentially leading to changes in PK and PD properties of drug candidates.

•  We recently completed and reported data from three PK/PD studies (subjects with acute-on-chronic liver failure, or ACLF, subjects with severe renal impairment and subjects with mild, moderate or severe hepatic impairment).

Since our inception, our primary activities have been organizational activities, including recruiting personnel, conducting research and development, including clinical trials, and raising capital. We have funded our operations since inception primarily through sales of equity securities and convertible promissory notes.

We have no products approved for sale. We have not generated any revenues to date, and we have incurred significant operating losses since our inception. We have never been profitable and have incurred consolidated net losses of approximately $22.3 million, $15.6 million and $8.7 million in the years ended December 31, 2014, 2013 and 2012, respectively. As of December 31, 2014, we had an accumulated deficit of $96.8 million.

We expect to continue to incur significant operating losses and negative cash flows from operating activities for the foreseeable future as we continue the clinical development of emricasan and seek regulatory approval for and, if approved, pursue commercialization of emricasan. As of December 31, 2014, we had cash, cash equivalents and marketable securities of approximately $37.1 million. To fund further operations, we will need to raise additional capital. In August 2014, we entered into an At Market Issuance Sales Agreement, or the Sales Agreement, with MLV & Co. LLC, or MLV, pursuant to which we may sell from time to time, at our option, up to an aggregate of $50.0 million of shares of our common stock in “at-the-market” offerings. We may obtain additional financing in the future through the issuance of our common stock in future public offerings, including under the Sales Agreement, through other equity or debt financings or through collaborations or partnerships with other companies. Although it is difficult to predict future liquidity requirements, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operations for at least the next 12 months. We will need to raise additional funds to complete additional clinical trials of emricasan, to fund regulatory filings for emricasan in the United States and the European Union and for potential commercialization of emricasan.

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

JOBS Act

In April 2012, the Jumpstart Our Business Startups Act of 2012, or JOBS Act, was signed into law. The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for an “emerging growth company.” As an “emerging growth company,” we are electing not to take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision not to take advantage of the extended transition period is irrevocable. In addition, we are in the process of evaluating the benefits of relying on the other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if as an “emerging growth company” we choose to rely on such exemptions, we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our initial public offering, or IPO, or until we no longer meet the requirements of being an “emerging growth company,” whichever is earlier.

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

Research and Development Expenses

The majority of our operating expenses to date have been incurred in research and development activities. Starting in late 2011, research and development expenses have been focused on the development of emricasan. Since acquiring emricasan in 2010, we have incurred approximately $30.8 million in the development of emricasan through December 31, 2014. Our business model is currently focused on the development of emricasan in various liver diseases and is dependent upon our continuing to conduct research and a significant amount of clinical development. Our research and development expenses consist primarily of:

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

We base our expenses related to clinical trials on our estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and CROs that conduct and manage clinical trials on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows and expense recognition. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual accordingly. Our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in our reporting changes in estimates in any particular period. We have not experienced any significant adjustments to our estimates to date. In the years ended December 31, 2014 and 2013, we increased our clinical trial activities, and we expect our clinical trial activities to continue to increase as we initiate additional future clinical trials. Clinical trial activities were minimal for the year ended December 31, 2012.

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

Convertible Preferred Stock Warrant Liability

We have issued freestanding warrants exercisable for shares of our Series A and Series B convertible preferred stock. These warrants were classified as a liability in the accompanying consolidated balance sheets prior to the completion of our IPO in July 2013, as the terms for redemption of the underlying security were outside our control. The Series A warrants were recorded at fair value using the Black-Scholes option pricing model. The Series B warrants were recorded at fair value using a Monte Carlo model. The fair value of all warrants, except as noted below, was remeasured at each financial reporting date using the Black-Scholes option pricing method with any changes in fair value being recognized in other financing income (expense), a component of other income (expense), in the accompanying consolidated statements of operations. We ceased the remeasure of the fair value of the convertible warrant liability upon the exercise of the Series A warrants and conversion of the Series B warrants to common stock warrants, which occurred immediately prior to the completion of our IPO on July 30, 2013. Subsequent to such exercise and conversion, the warrants are classified as a component of stockholders’ equity and are no longer subject to remeasurement.

Net Operating Loss and Research and Development Tax Credit Carryforwards

At December 31, 2014, we had federal and state net operating loss carryforwards of approximately $64.0 million and $63.3 million, respectively. The federal and state loss carryforwards begin to expire in 2025 and 2015, respectively, unless previously utilized. At December 31, 2014, we also had federal and state research credit carryforwards of approximately $1.8 million and $1.0 million, respectively. The federal research credit carryforwards will begin expiring in 2026 unless previously utilized. The state research credit will carry forward indefinitely.

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

Results of Operations

Comparison of the Years Ended December 31, 2014, 2013 and 2012

Research and Development Expenses

Research and development expenses were $14.9 million in the year ended December 31, 2014, as compared to $6.9 million for the same period in 2013. The increase of $8.0 million was primarily due to an increase in external costs related to emricasan and higher personnel costs. In 2014, external research and development expenses for emricasan were $9.9 million, compared to $3.8 million in 2013. The increase of $6.1 million was primarily due to the initiation of new clinical trials and increased patient activity on existing clinical trials. Research and development related personnel expenses were $4.7 million in 2014 and $2.8 million in 2013. The increase of $1.9 million was primarily due to higher stock-based compensation expense and headcount.

Research and development expenses were $6.9 million in the year ended December 31, 2013, as compared to $5.5 million for the same period in 2012. The increase of $1.4 million was primarily due to an increase in personnel costs and external costs related to emricasan. Research and development related personnel expenses were $2.8 million in 2013 and $2.0 million in 2012. The increase of $0.8 million was primarily due to higher compensation expense and increased headcount. In 2013, external research and development expenses for emricasan were $3.8 million, compared to $3.5 million in 2012. In 2013, costs for emricasan consisted primarily of clinical trial and manufacturing costs. In 2012, costs for emricasan consisted primarily of costs associated with preparing for clinical trials, including payments to consultants related to clinical trial design and regulatory submissions and the conduct of CMC studies and preclinical studies.

General and Administrative Expenses

General and administrative expenses were $7.4 million in the year ended December 31, 2014, as compared to $4.7 million for the same period in 2013. The increase of $2.7 million was primarily due to higher personnel costs, as well as costs associated with being a public company and our expanded operations. General and administrative related personnel expenses were $3.7 million in 2014 and $2.0 million in 2013. The increase of $1.7 million was primarily due to higher stock-based compensation expense and headcount.

General and administrative expenses were $4.7 million in the year ended December 31, 2013, as compared to $3.1 million for the same period in 2012. The increase of $1.6 million was primarily due to additional personnel costs and costs associated with being a public company, including increased accounting, legal, board of directors, investor relations and insurance expenses. General and administrative related personnel expenses were $2.0 million in 2013 and $1.4 million in 2012. The increase of $0.6 million was primarily due to higher compensation expense and increased headcount.

Changes in components of Other Income (Expense) were as follows:

Interest Income

Interest income was $58,000 for the year ended December 31, 2014, as compared to $22,000 for the same period in 2013. Interest income consisted of interest earned on our cash, cash equivalents and marketable securities. The increase was due to nominal cash, cash equivalents and marketable securities balances prior to the IPO in July 2013.

Interest income was $22,000 for the year ended December 31, 2013, as compared to $26,000 for the same period in 2012. Interest income consisted of interest earned on our cash, cash equivalents and marketable securities.

Interest Expense

Interest expense was $70,000 for the year ended December 31, 2014, as compared to $463,000 for the same period in 2013. The decrease was due to interest and expenses associated with the aggregate of $1.0 million of convertible promissory notes we issued in May 2013, which were converted into shares of our common stock at the IPO, and the Credit Facility funded in July 2013, which was terminated in September 2013.

Interest expense was $463,000 for the year ended December 31, 2013, as compared to $70,000 for the same period in 2012. The increase was due to interest and expenses associated with the aggregate of $1.0 million of convertible promissory notes we issued in May 2013 and the Credit Facility funded in July 2013.

Other (Expense) Income

Other expense was $19,000 for the year ended December 31, 2014 and $1,000 for the same period in 2013. For the year ended December 31, 2012, other income was $1,000. Other (expense) income represents currency fluctuations in the conversion of account balances held in foreign currencies to U.S. dollars.

Other Financing Expense

Other financing expense was $0 for the year ended December 31, 2014, as compared to $3.6 million for the same period in 2013. Other financing expense represents the revaluation of warrants to purchase Series A convertible preferred stock we issued in 2010, as well as the valuations of warrants to purchase Series B convertible preferred stock we issued in May and July 2013. The expense for the year ended December 31, 2013 was a result of the increase in our stock price. Additionally, the write off of the debt discount associated with our bridge note financing is included in other financing expense for the year ended December 31, 2013.

Other financing expense was $3.6 million for the year ended December 31, 2013, as compared to $92,000 for the same period in 2012. Other financing expense for the two periods represents the revaluation of warrants to purchase Series A convertible preferred stock we issued in 2010, as well as the valuations of warrants to purchase Series B convertible preferred stock we issued in May and July 2013. The increase in expense for the year ended December 31, 2013 was a result of the increase in our stock price. Additionally, the write off of the debt discount associated with our bridge note financing is included in other financing expense for the year ended December 31, 2013.

Liquidity and Capital Resources

We have incurred losses since inception and negative cash flows from operating activities for the years ended December 31, 2014, 2013 and 2012. As of December 31, 2014, we had an accumulated deficit of $96.8 million. We anticipate that we will continue to incur net losses for the foreseeable future as we continue the development and potential commercialization of emricasan and incur additional costs associated with being a public company.

Prior to our IPO in July 2013, we funded our operations primarily through private placements of equity and convertible debt securities. In July 2013, we completed our IPO of 6,000,000 shares of common stock at an offering price of $11.00 per share. We received net proceeds of approximately $58.6 million, after deducting underwriting discounts and commissions and offering-related transaction costs. At December 31, 2014, we had cash, cash equivalents and marketable securities of approximately $37.1 million. We believe our existing cash, cash equivalents and marketable securities will be sufficient to fund our operations for at least the next 12 months. To fund further operations, we will need to raise additional capital. We plan to continue to fund losses from operations and capital funding needs through future equity and debt financing, as well as potential collaborations. The sale of additional equity or convertible debt could result in additional dilution to our stockholders. The incurrence of indebtedness would result in debt service obligations and could result in operating and financing covenants that would restrict our operations. No assurances can be provided that financing will be available in the amounts we need or on terms acceptable to us, if at all. If we are not able to secure adequate additional funding we may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. Any of these actions could materially harm our business, results of operations and future prospects.

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

In August 2014, we entered into an At Market Issuance Sales Agreement, or the Sales Agreement, with MLV & Co. LLC, or MLV, pursuant to which we may sell from time to time, at our option, up to an aggregate of $50.0 million of shares of our common stock through MLV, as sales agent. Sales of our common stock made pursuant to the Sales Agreement, if any, will be made on The NASDAQ Global Market, or Nasdaq, under our

Registration Statement on Form S-3 filed on August 14, 2014 by means of ordinary brokers’ transactions at market prices. Additionally, under the terms of the Sales Agreement, we may also sell shares of our common stock through MLV, on Nasdaq or otherwise, at negotiated prices or at prices related to the prevailing market price. Under the terms of the Sales Agreement, MLV may not engage in any proprietary trading or trading as principal for MLV’s own account. MLV will use its commercially reasonable efforts consistent with its normal trading and sales practices to sell our common stock from time to time, based upon our instructions (including any price, time or size limits or other customary parameters or conditions we may impose). We cannot provide any assurances that we will issue any shares pursuant to the Sales Agreement. We will pay a commission rate equal to up to 3% of the gross sales price per share sold. We have also agreed to provide MLV with customary indemnification and contribution rights. The Sales Agreement may be terminated by us or MLV at any time upon ten days’ notice to the other party, or by MLV at any time in certain circumstances, including the occurrence of an event that would be reasonably likely to have a material adverse effect on our assets, business, operations, earnings, properties, condition (financial or otherwise), prospects, stockholders’ equity or results of operations. As of December 31, 2014, no shares were issued pursuant to the Sales Agreement.

The following table sets forth a summary of the net cash flow activity for each of the periods set forth below:

	Year Ended December 31,
	2014	2013	2012
Net cash used in operating activities	$(18,260,155)	$(10,631,717)	$(8,564,207)
Net cash provided by (used in) investing activities	24,190,129	(48,396,707)	9,511,374
Net cash (used in) provided by financing activities	(176,253)	59,151,286	16,085

Net increase in cash and cash equivalents	$5,753,721	$122,862	$963,252

Net cash used in operating activities was $18.3 million, $10.6 million and $8.6 million for the years ended December 31, 2014, 2013 and 2012, respectively. The primary use of cash was to fund our operations related to the development of emricasan.

Net cash provided by investing activities was $24.2 million for the year ended December 31, 2014, which consisted primarily of proceeds from maturities of marketable securities, partially offset by cash used to purchase marketable securities. For the year ended December 31, 2013, net cash used in investing activities was $48.4 million, which consisted primarily of cash used to purchase marketable securities, partially offset by proceeds from maturities of marketable securities. For the year ended December 31, 2012, net cash provided by investing activities was $9.5 million, which consisted primarily of proceeds from maturities of marketable securities, partially offset by cash used to purchase marketable securities.

Net cash used in financing activities was $0.2 million for the year ended December 31, 2014, which consisted of deferred public offering costs related to the our Registration Statement on Form S-3 filed in August 2014, partially offset by proceeds from the exercise of stock options. For the year ended December 31, 2013, net cash provided by financing activities was $59.2 million mainly due to net proceeds from the IPO in July 2013 and issuance of convertible promissory notes in May 2013, partially offset by a distribution to our wholly owned subsidiary, Idun Pharmaceuticals, Inc., in connection with our spin-off of such subsidiary. For the year ended December 31, 2012, net cash provided by financing activities was $16,000, which consisted of proceeds from the exercise of stock options.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at December 31, 2014:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt	$1,000,000	$—	$—	$—	$1,000,000
Interest on long-term debt	390,833	70,000	140,000	140,000	40,833
Operating lease obligations	1,481,299	230,535	606,902	643,862	—

Total	$2,872,132	$300,535	$746,902	$783,862	$1,040,833

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

Interest Rate Risk

Our cash, cash equivalents and marketable securities as of December 31, 2014 consisted of cash, money market funds, municipal bonds and corporate debt securities. We are exposed to market risk related to fluctuations in interest rates and market prices. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of United States interest rates. However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our financial condition or results of operations.

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

Inflation Risk

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our business, financial condition or results of operations during the year ended December 31, 2014.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2014, our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of the end of the period covered by this annual report on Form 10-K. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States, or GAAP. Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

As of December 31, 2014, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on this assessment, our management concluded that, as of December 31, 2014, our internal control over financial reporting was effective based on those criteria.

Inherent Limitations of Disclosure Controls and Procedures and Internal Control Over Financial Reporting

Our management, including our principal executive officer and our principal financial officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Attestation Report of the Registered Public Accounting Firm

This annual report on Form 10-K does not include an attestation report of our registered public accounting firm due to an exemption established by the JOBS Act for “emerging growth companies.”

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2015 Annual Meeting of Stockholders, or the Definitive Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2014, under the headings “Election of Director,” “Corporate Governance,” “Our Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

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

Information required by this item will be contained in our Definitive Proxy Statement under the heading “Executive Compensation and Other Information” and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item will be contained in our Definitive Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

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

Information required by this item will be contained in our Definitive Proxy Statement under the heading “Independent Registered Public Accountants’ Fees” and is incorporated herein by reference.

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

Conatus Pharmaceuticals Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Conatus Pharmaceuticals Inc.

We have audited the accompanying consolidated balance sheets of Conatus Pharmaceuticals Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Conatus Pharmaceuticals Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

San Diego, California

March 13, 2015

Conatus Pharmaceuticals Inc.

Consolidated Balance Sheets

	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$9,912,674	$4,158,953
Marketable securities	27,159,272	52,194,034
Prepaid and other current assets	796,818	545,504

Total current assets	37,868,764	56,898,491
Property and equipment, net	237,066	23,068
Other assets	342,051	14,395

Total assets	$38,447,881	$56,935,954

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$3,003,612	$1,494,435
Accrued compensation	1,171,621	1,322,569

Total current liabilities	4,175,233	2,817,004
Note payable	1,000,000	1,000,000
Deferred rent	58,699	—
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized; 15,695,834 shares issued and 15,560,614 shares outstanding, excluding 135,220 shares subject to repurchase, at December 31, 2014; 15,619,879 shares issued and 15,386,542 shares outstanding, excluding 233,337 shares subject to repurchase, at December 31, 2013	1,556	1,539
Additional paid-in capital	129,976,075	127,536,408
Accumulated other comprehensive (loss) income	(13,297)	11,497
Accumulated deficit	(96,750,385)	(74,430,494)

Total stockholders’ equity	33,213,949	53,118,950

Total liabilities and stockholders’ equity	$38,447,881	$56,935,954

Conatus Pharmaceuticals Inc.

Consolidated Statements of Operations and Comprehensive Loss

	Year Ended December 31,
	2014	2013	2012
Operating expenses:
Research and development	$14,908,843	$6,947,439	$5,528,106
General and administrative	7,379,339	4,650,807	3,086,479

Total operating expenses	22,288,182	11,598,246	8,614,585
Other income (expense):
Interest income	57,616	22,144	25,547
Interest expense	(70,000)	(462,570)	(70,000)
Other (expense) income	(19,325)	(1,070)	1,358
Other financing expense	—	(3,576,750)	(91,559)

Total other expense	(31,709)	(4,018,246)	(134,654)

Net loss	$(22,319,891)	$(15,616,492)	$(8,749,239)
Other comprehensive (loss) income:
Net unrealized (losses) gains on marketable securities	(24,794)	10,946	5,014

Comprehensive loss	$(22,344,685)	$(15,605,546)	$(8,744,225)

Reconciliation of net loss to net loss applicable to common stockholders:
Net loss	$(22,319,891)	$(15,616,492)	$(8,749,239)
Gain on extinguishment of convertible preferred stock	—	11,491,043	—
Deemed distribution from promissory note issuance	—	(474,561)	—

Net loss applicable to common stockholders	$(22,319,891)	$(4,600,010)	$(8,749,239)

Net loss per share applicable to common stockholders, basic and diluted	$(1.44)	$(0.63)	$(8.60)
Weighted average shares outstanding used in computing net loss per share applicable to common stockholders, basic and diluted	15,478,999	7,358,201	1,016,951

Conatus Pharmaceuticals Inc.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2012	42,494,218	$32,208,532	36,417,224	$31,699,840	1,012,121	$101	$323,357	$(4,463)	$(50,058,270)	$(49,739,275)
Vesting of early exercise of employee stock options	—	—	—	—	40,485	4	3,601	—	—	3,605
Share-based compensation	—	—	—	—	—	—	144,024	—	—	144,024
Net loss	—	—	—	—	—	—	—	—	(8,749,239)	(8,749,239)
Unrealized gain on marketable securities	—	—	—	—	—	—	—	5,014	—	5,014

Balance at December 31, 2012	42,494,218	32,208,532	36,417,224	31,699,840	1,052,606	105	470,982	551	(58,807,509)	(58,335,871)
Vesting of early exercise of employee stock options	—	—	—	—	92,561	9	5,817	—	—	5,826
Issuance of common stock upon exercise of stock options	—	—	—	—	3,030	1	272	—	—	273
Share-based compensation	—	—	—	—	—	—	257,451	—	—	257,451
Investment in Idun Pharmaceuticals, Inc.	—	—	—	—	—	—	(493,507)	—	(6,493)	(500,000)
Deemed distribution from bridge note issuance	—	—	—	—	—	—	(474,561)	—	—	(474,561)
Initial public offering of common stock at
$11.00 per share, net of $7,391,546 of offering costs	—	—	—	—	6,000,000	600	58,607,854	—	—	58,608,454
Conversion of Series A warrants to common stock	—	—	—	—	280,675	28	3,083,521	—	—	3,083,549
Conversion of preferred stock to common stock	(42,494,218)	(32,208,532)	(36,417,224)	(31,699,840)	7,865,722	787	63,907,448	—	—	63,908,235
Conversion of notes payable and interest to common stock	—	—	—	—	91,948	9	1,011,472	—	—	1,011,481
Conversion of Series B warrants to common stock warrants	—	—	—	—	—	—	1,159,659	—	—	1,159,659
Net loss	—	—	—	—	—	—	—	—	(15,616,492)	(15,616,492)
Unrealized gain on marketable securities	—	—	—	—	—	—	—	10,946	—	10,946

Balance at December 31, 2013	—	—	—	—	15,386,542	1,539	127,536,408	11,497	(74,430,494)	53,118,950
Vesting of early exercise of employee stock options	—	—	—	—	93,016	10	20,592	—	—	20,602
Issuance of common stock upon exercise of stock options	—	—	—	—	81,056	7	88,415	—	—	88,422
Share-based compensation	—	—	—	—	—	—	2,330,660	—	—	2,330,660
Net loss	—	—	—	—	—	—	—	—	(22,319,891)	(22,319,891)
Unrealized loss on marketable securities	—	—	—	—	—	—	—	(24,794)	—	(24,794)

Balance at December 31, 2014	—	$—	—	$—	15,560,614	$1,556	$129,976,075	$(13,297)	$(96,750,385)	$33,213,949

Conatus Pharmaceuticals Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2014	2013	2012
Operating activities
Net loss	$(22,319,891)	$(15,616,492)	$(8,749,239)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	38,258	10,446	9,066
Share-based compensation expense	2,330,660	257,451	144,024
Noncash other financing expense	—	3,618,206	91,559
Amortization of premium on marketable securities	577,158	199,182	171,810
Changes in operating assets and liabilities:
Prepaid and other current assets	(251,314)	(469,320)	89,149
Other assets	(62,981)	—	—
Accounts payable and accrued expenses	1,499,601	407,089	(91,694)
Accrued compensation	(130,345)	961,721	(228,882)
Deferred rent	58,699	—	—

Net cash used in operating activities	(18,260,155)	(10,631,717)	(8,564,207)
Investing activities
Maturities of marketable securities	54,072,000	4,725,000	19,838,000
Purchase of marketable securities	(29,639,190)	(53,117,797)	(10,309,070)
Capital expenditures	(242,681)	(3,910)	(17,556)

Net cash provided by (used in) investing activities	24,190,129	(48,396,707)	9,511,374
Financing activities
Issuance of promissory notes	—	1,001,439	—
Distribution to wholly owned subsidiary in connection with spin-off of Idun	—	(500,000)	—
Deferred public offering costs	(264,675)	—	—
Issuance of common stock related to initial public offering, net of offering costs	—	58,608,454	—
Proceeds from exercise of stock options	88,422	41,393	16,085

Net cash (used in) provided by financing activities	(176,253)	59,151,286	16,085

Net increase in cash and cash equivalents	5,753,721	122,862	963,252
Cash and cash equivalents at beginning of period	4,158,953	4,036,091	3,072,839

Cash and cash equivalents at end of period	$9,912,674	$4,158,953	$4,036,091

Supplemental disclosure of cash flow information:
Cash paid for interest	$70,000	$88,583	$70,000

Supplemental schedule of noncash investing and financing activities:
Conversion of notes payable for common stock	$—	$1,001,439	$—

Issuance of warrants in conjunction with debt	$—	$625,792	$—

Conatus Pharmaceuticals Inc.

Notes to Consolidated Financial Statements

1.     Organization and Basis of Presentation

Conatus Pharmaceuticals Inc. (the Company) was incorporated in the state of Delaware on July 13, 2005. The Company is a biotechnology company focused on the development and commercialization of novel medicines to treat liver disease.

As of December 31, 2014, the Company has devoted substantially all of its efforts to product development and has not realized revenues from its planned principal operations.

The Company has a limited operating history, and the sales and income potential of the Company’s business and market are unproven. The Company has experienced net losses since its inception and, as of December 31, 2014, had an accumulated deficit of $96.8 million. The Company expects to continue to incur net losses for at least the next several years. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure. If the Company is unable to generate revenues adequate to support its cost structure, the Company may need to raise additional equity or debt financing. As of December 31, 2014, the Company had cash, cash equivalents and marketable securities of $37.1 million and working capital of $33.7 million.

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

2.     Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements for the year ended December 31, 2012 include all the accounts of the Company and its wholly owned subsidiary, Idun Pharmaceuticals, Inc. (Idun). All intercompany balances and transactions have been eliminated in consolidation. In January 2013, the assets and rights related to the drug candidate emricasan were distributed from Idun to the Company. Following that distribution, Idun was spun off from the Company.

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

Marketable Securities

The Company classifies its marketable securities as available-for-sale and records such assets at estimated fair value in the consolidated balance sheets, with unrealized gains and losses, if any, reported as a component of other comprehensive income (loss) within the consolidated statements of operations and comprehensive loss and as a separate component of stockholders’ equity (deficit). The Company invests its excess cash balances primarily in corporate debt securities and money market funds with strong credit ratings. Realized gains and losses are calculated on the specific identification method and recorded as interest income. There were no realized gains and losses for the years ended December 31, 2014, 2013 and 2012.

At each balance sheet date, the Company assesses available-for-sale securities in an unrealized loss position to determine whether the unrealized loss is other-than-temporary. The Company considers factors including: the significance of the decline in value compared to the cost basis, underlying factors contributing to a decline in the prices of securities in a single asset class, the length of time the market value of the security has been less than its cost basis, the security’s relative performance versus its peers, sector or asset class, expected market volatility and the market and economy in general. When the Company determines that a decline in the fair value below its cost basis is other-than-temporary, the Company recognizes an impairment loss in the year in which the other-than-temporary decline occurred. There have been no other-than-temporary declines in the value of marketable securities for the years ended December 31, 2014, 2013 and 2012, as it is more likely than not the Company will hold the securities until maturity or a recovery of the cost basis.

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

Long-Lived Assets

The Company regularly reviews the carrying value and estimated lives of all of its long-lived assets, including property and equipment, to determine whether indicators of impairment may exist which warrant adjustments to carrying values or estimated useful lives. The determinants used for this evaluation include management’s estimate of the asset’s ability to generate positive income from operations and positive cash flow in future periods, as well as the strategic significance of the assets to the Company’s business objective. Should an impairment exist, the impairment loss would be measured based on the excess of the carrying amount of the asset’s fair value. The Company has not recognized any impairment losses through December 31, 2014.

Research and Development Expenses

All research and development costs are expensed as incurred.

Income Taxes

The Company’s policy related to accounting for uncertainty in income taxes prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. As of December 31, 2014, there are no unrecognized tax benefits included in the consolidated balance sheet that would, if recognized, affect the Company’s effective tax rate. The Company has not recognized interest and penalties in the consolidated balance sheets or consolidated statements of operations and comprehensive loss. The Company is subject to U.S. and California taxation. As of December 31, 2014, the Company’s tax years beginning 2005 to date are subject to examination by taxing authorities.

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

	Year Ended December 31,
	2014	2013	2012
Assumptions
Risk-free interest rate	1.69% - 2.10%	0.95% - 1.81%	0.78% - 1.41%
Expected dividend yield	0%	0%	0%
Expected volatility	78% - 105%	69% - 79%	69% - 70%
Expected term (in years)	5.5 - 6.1	6.0 - 6.1	6.1

The Company recorded stock-based compensation of $2,330,660, $257,451 and $144,024 for the years ended December 31, 2014, 2013 and 2012, respectively. Unrecognized compensation expense at December 31, 2014 was $7,042,723, which is expected to be recognized over a weighted-average vesting term of 2.9 years.

Convertible Preferred Stock Warrant Liability

The Company had issued freestanding warrants exercisable to purchase shares of its Series A and Series B convertible preferred stock. These warrants were classified as a liability in the accompanying consolidated balance sheets prior to the completion of the IPO, as the terms for redemption of the underlying security were outside the Company’s control. The Series A convertible preferred stock warrants were recorded at fair value using the Black-Scholes option pricing model. The Series B convertible preferred stock warrants were recorded at fair value using a Monte Carlo model. The fair value of all warrants, except as noted below, was remeasured at each financial reporting date with any changes in fair value being recognized in other financing income (expense), a component of other income (expense), in the accompanying consolidated statements of operations and comprehensive loss. The Company ceased the remeasurement of the fair value upon exercise of the Series A warrants and the Series B warrants becoming exercisable for shares of common stock, immediately prior to the completion of the Company’s IPO in July 2013.

Comprehensive Loss

The Company is required to report all components of comprehensive loss, including net loss, in the consolidated financial statements in the period in which they are recognized. Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from nonowner sources, including unrealized gains and losses on marketable securities. Comprehensive gains (losses) have been reflected in the consolidated statements of operations and comprehensive loss for all periods presented.

Segment Reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is used in making decisions regarding resource allocation and assessing performance. To date, the Company has viewed its operations and managed its business as one segment operating primarily in the United States.

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss by the weighted average number of common shares and common share equivalents outstanding for the period. Common stock equivalents are only included when their effect is dilutive. The Company’s potentially dilutive securities, which include convertible preferred stock, warrants, outstanding stock options under the Company’s stock option plans, common stock subject to repurchase by the Company and potential shares to be purchased under the Company’s 2013 Employee Stock Purchase Plan (the ESPP), have been excluded from the computation of diluted net loss per share in the periods in which they would be anti-dilutive. For all periods presented, there is no difference in the number of shares used to compute basic and diluted shares outstanding due to the Company’s net loss position.

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because to do so would be anti-dilutive.

	December 31,
	2014	2013	2012
Convertible preferred stock	—	—	9,565,021
Warrants to purchase preferred stock	—	—	280,675
Warrants to purchase common stock	149,704	149,704	—
Common stock options	1,859,034	790,590	690,223
Common stock subject to repurchase	135,220	233,337	154,480
ESPP	2,175	—	—

Total	2,146,133	1,173,631	10,690,399

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. This guidance removes the definition of a development stage entity from FASB’s accounting standards codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from GAAP. In addition, the guidance eliminates the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The guidance becomes effective in the first annual period beginning after December 15, 2014, with an option for early adoption. The Company elected to early adopt this standard during the quarter ended June 30, 2014.

In August 2014, FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This guidance requires management to perform interim and annual assessments on whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year of the date the financial statements are issued. If such conditions or events exist, certain disclosures are required. ASU No. 2014-15 is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. The Company is currently evaluating the impact of the pending adoption of ASU No. 2014-15 on its consolidated financial statements and related disclosures.

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

Level 1:	Includes financial instruments for which quoted market prices for identical instruments are available in active markets.

Level 2:	Includes financial instruments for which there are inputs other than quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets with insufficient volume or infrequent transaction (less active markets) or model-driven valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3:	Includes financial instruments for which fair value is derived from valuation techniques in which one or more significant inputs are unobservable, including management’s own assumptions.

Below is a summary of assets and liabilities measured at fair value as of December 31, 2014 and 2013.

		Fair Value Measurements Using
	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds	$6,998,111	$6,998,111	$—	$—
Municipal bonds	70,000	—	70,000	—
Corporate debt securities	28,589,331	—	28,589,331	—

Total assets	$35,657,442	$6,998,111	$28,659,331	$—

		Fair Value Measurements Using
	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds	$2,960,205	$2,960,205	$—	$—
Municipal bonds	255,000	—	255,000	—
Corporate debt securities	51,438,492	—	51,438,492	—
Debt securities in government sponsored entities	1,500,885	—	1,500,885	—

Total assets	$56,154,582	$2,960,205	$53,194,377	$—

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

4. Marketable Securities

The Company invests its excess cash in money market funds and debt instruments of financial institutions, corporations, government sponsored entities and municipalities. The following tables summarize the Company’s marketable securities:

As of December 31, 2014	Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Corporate debt securities	1 or less	$25,795,008	$1,137	$(9,223)	$25,786,922
Corporate debt securities	1 - 2	1,307,561	—	(5,211)	1,302,350
Municipal bonds	1 or less	70,000	—	—	70,000

Total		$27,172,569	$1,137	$(14,434)	$27,159,272

As of December 31, 2013	Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Corporate debt securities	1 or less	$47,172,466	$20,820	$(9,672)	$47,183,614
Corporate debt securities	1 - 2	3,254,329	875	(669)	3,254,535
Debt securities in government sponsored entities	1 - 2	1,500,742	143	—	1,500,885
Municipal bonds	1 or less	255,000	—	—	255,000

Total		$52,182,537	$21,838	$(10,341)	$52,194,034

5.     Property and Equipment

Property and equipment consist of the following:

	Useful Life in Years	December 31,
		2014	2013
Furniture and fixtures	4	$239,788	$115,417
Computer equipment and office equipment	4	162,921	96,569
Leasehold improvements	5	61,533	3,645

		464,242	215,631
Less accumulated depreciation and amortization		(227,176)	(192,563)

		$237,066	$23,068

Depreciation expense related to property and equipment was $38,258, $10,446 and $9,066 for the years ended December 31, 2014, 2013 and 2012, respectively.

6.     Notes Payable

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

The valuation at the issuance of the 2013 Notes and 2013 Warrants resulted in a deemed distribution in the amount of $474,561 accounted for as a reduction in net income applicable to common stockholders.

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

On August 14, 2014, the Company entered into an At Market Issuance Sales Agreement (the Sales Agreement) with MLV & Co. LLC (MLV), pursuant to which the Company may sell from time to time, at its option, up to an aggregate of $50.0 million of shares of its common stock through MLV, as sales agent. Sales of the Company’s common stock made pursuant to the Sales Agreement, if any, will be made on The NASDAQ Global Market (Nasdaq) by means of ordinary brokers’ transactions at market prices. Additionally, under the terms of the Sales Agreement, the Company may also sell shares of its common stock through MLV, on Nasdaq or otherwise, at negotiated prices or at prices related to the prevailing market price. Under the terms of the Sales Agreement, MLV may not engage in any proprietary trading or trading as principal for MLV’s own account. MLV has agreed to use commercially reasonable efforts consistent with its normal trading and sales practices to sell the Company’s common stock from time to time, based upon the Company’s instructions (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company cannot provide any assurances that it will issue any shares pursuant to the Sales Agreement. The Company has agreed to pay a commission rate equal to up to 3% of the gross sales price per share sold. The Company has also agreed to provide MLV with customary indemnification and contribution rights. The Company has incurred legal and accounting costs of approximately $0.3 million, as of December 31, 2014, in connection with the commencement of the Sales Agreement, which are recorded in other assets on the balance sheet until such time as the Company issues shares pursuant to the Sales Agreement. As of December 31, 2014, no shares were issued pursuant to the Sales Agreement.

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

Warrants

The Company issued warrants to purchase a total of 2,333,320 shares of Series A Preferred Stock in conjunction with a convertible bridge financing in 2010 and issued the 2013 Warrants and Lender Warrants in conjunction with a convertible bridge financing and the Credit Facility funding in 2013. The Company initially accounted for the warrants as liabilities because they were exercisable for shares of preferred stock that were classified outside of permanent equity. The convertible preferred stock warrant liability was required to be recorded at fair value at the grant date of the warrants and the carrying value adjusted at each reporting date, along with July 30, 2013 (date of IPO closing). The Company recorded the change in the value of the warrants of $3,457,184 and $91,559 for the years ended December 31, 2013 and 2012, respectively, as other financing expense. The Series A warrants converted to 280,675 shares of common stock as a result of the net exercise of such warrants at the IPO. Upon the completion of the IPO, the 2013 Warrants and the Lender Warrants became exercisable for an aggregate of 149,704 shares of common stock at an exercise price of $7.43 per share. Following the IPO, the 2013 Warrants and Lender Warrants were reclassified into equity at their fair value at the time of the completion of the IPO.

Stock Options

The Company adopted an Equity Incentive Plan in 2006 (the 2006 Plan) under which 1,030,303 shares of common stock were reserved for issuance to employees, nonemployee directors and consultants of the Company.

In July 2013, the Company adopted an Incentive Award Plan (the 2013 Plan), which provides for the grant of incentive stock options, nonstatutory stock options, rights to purchase restricted stock, stock appreciation rights, dividend equivalents, stock payments and restricted stock units to eligible recipients. Recipients of incentive stock options shall be eligible to purchase shares of the Company’s common stock at an exercise price equal to no less than the estimated fair market value of such stock on the date of grant. The maximum term of options granted under the 2013 Plan is ten years. Except for annual grants to non-employee directors, which vest one year from the grant date, options generally vest 25% on the first anniversary of the original vesting date, with the balance vesting monthly over the remaining three years.

Pursuant to the 2013 Plan, the Company’s management is authorized to grant stock options to the Company’s employees, directors and consultants. The number of shares available for future grant under the 2013 Plan will automatically increase each year by an amount equal to the least of (1) 1,000,000 shares of the Company’s common stock, (2) 5% of the outstanding shares of the Company’s common stock as of the last day of the Company’s immediately preceding fiscal year, or (3) such other amount as the Company’s board of directors may determine. Shares that remain available, that expire or otherwise terminate without having been exercised in full, and unvested shares that are forfeited to or repurchased by the Company under the 2006 Plan will roll into the 2013 Plan. As of December 31, 2014, 403,859 options remain available for future grant under the 2013 Plan.

The following table summarizes the Company’s stock option activity under all stock option plans for the three years ended December 31, 2014.

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)
Outstanding at December 31, 2011	760,373	$0.82
Granted	199,597	0.09
Exercised	(194,962)	0.09
Cancelled	(74,785)	0.94

Outstanding at December 31, 2012	690,223	0.80
Granted	316,935	9.44
Exercised	(174,447)	0.24
Cancelled	(42,121)	7.86

Outstanding at December 31, 2013	790,590	4.01
Granted	1,212,000	8.41
Exercised	(81,056)	1.10
Cancelled	(62,500)	9.09

Outstanding at December 31, 2014	1,859,034	$6.84	8.28

Vested or expected to vest at December 31, 2014	1,782,038	$6.76	8.24

Exercisable at December 31, 2014	541,481	$2.44	6.05

The weighted-average fair value of options granted for the years ended December 31, 2014, 2013 and 2012 were $6.77, $6.31 and $0.08, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2014, 2013 and 2012 were $0.5 million, $1.1 million and $0, respectively.

Unvested shares from the early exercise of options are subject to repurchase by the Company at the lower of the original issue price or fair value. There were 135,220 shares subject to repurchase at December 31, 2014. The Company recorded a related liability for the early exercise of options totaling $27,306 and $47,909 at December 31, 2014 and 2013, respectively, which is included in accrued compensation on the consolidated balance sheets.

At December 31, 2014, the intrinsic value of options outstanding, vested or expected to vest, and exercisable were $3.0 million, $3.0 million and $2.7 million, respectively.

Employee Stock Purchase Plan

In July 2013, the Company adopted the ESPP, which permits participants to contribute up to 20% of their eligible compensation during defined rolling six-month periods to purchase the Company’s common stock. The purchase price of the shares will be 85% of the lower of the fair market value of the Company’s common stock on the first day of trading of the offering period or on the applicable purchase date. The ESPP was activated in November 2014. The Company did not issue any common stock under the ESPP for the year ended December 31, 2014. At December 31, 2014, the Company had an outstanding liability of $13,167, which is included in accounts payable and accrued expenses on the consolidated balance sheets, for employee contributions to the ESPP for shares pending issuance at the end of the offering period.

Common Stock Reserved for Future Issuance

The following shares of common stock were reserved for future issuance at December 31, 2014 and 2013:

	December 31, 2014	December 31, 2013
Convertible common stock warrants	149,704	149,704
Stock options issued and outstanding	1,859,034	790,590
Authorized for future option grants	403,859	767,278
Authorized for the ESPP	300,000	150,000

	2,712,597	1,857,572

8.     Income Taxes

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

Significant components of the Company’s deferred tax assets at December 31, 2014 and 2013, are shown below:

	December 31,
	2014	2013
Deferred tax assets
Net operating loss carryovers	$25,258,000	$17,179,000
Research and development tax credits	2,017,000	1,617,000
Intangibles	1,090,000	1,345,000
Stock options	744,000	88,000
Compensation	423,000	483,000
Other	100,000	27,000

Total gross deferred tax assets	29,632,000	20,739,000
Less valuation allowance	(29,632,000)	(20,739,000)

Net deferred tax assets	$—	$—

A reconciliation of the statutory tax rates and the effective tax rates for the years ended December 31, 2014, 2013 and 2012 is as follows:

	December 31,
	2014	2013	2012
Statutory rate	34.00%	34.00%	34.00%
State tax, net of federal benefit	5.83%	5.83%	5.83%
Valuation allowance	(39.85)%	(7.75)%	(39.50)%
Gain on distribution of subsidiary	0.00%	(24.49)%	0.00%
Nondeductible interest	0.00%	(9.08)%	(0.42)%
Other	0.02%	1.49%	0.09%

Effective tax rate	—%	—%	—%

At December 31, 2014, the Company has federal and state net operating loss carryforwards of approximately $64.0 million and $63.3 million, respectively. The federal and state loss carryforwards begin to expire in 2025 and 2015, respectively, unless previously utilized. The Company also has federal and state research credit carryforwards of approximately $1.8 million and $1.0 million, respectively. The federal research credit carryforwards will begin expiring in 2026 unless previously utilized. The state research credit will carry forward indefinitely. The change in the valuation allowance is an increase of $8.9 million and a decrease of $3.4 million for the years ended December 31, 2014 and 2013. The Company removed the net operating losses and research credits attributable to Idun. The stock of Idun was distributed to the Company’s stockholders in January 2013.

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

The following table summarizes the activity related to our unrecognized tax benefits:

	2014	2013	2012
Balance at beginning of year	$457,106	$—	$—
Additions based on tax positions related to the current year	141,866	97,412	—
Additions for tax positions of prior years	—	359,694	—
Reductions for tax positions of prior years	(27,778)	—	—
Settlement of tax audits	—	—	—
Reductions due to lapsed statute of limitations	—	—	—

Balance at end of year	$571,194	$457,106	$—

The Company does not expect that the unrecognized tax benefits will change within 12 months of this reporting date. Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact the Company’s effective tax rate. The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. For the years ended December 31, 2014, 2013 and 2012, the Company has not recognized any interest or penalties related to income taxes.

9.     Employee Benefits

Effective December 4, 2006, the Company has a defined contribution 401(k) plan for its employees. Employees are eligible to participate in the plan beginning on the first day of employment. Under the terms of the plan, employees may make voluntary contributions as a percent of compensation. Effective January 1, 2007, the Company instituted a safe harbor matching contribution program. Contributions to the matching program totaled $130,769, $92,562 and $85,572 for the years ended December 31, 2014, 2013 and 2012, respectively.

10.     Commitments

In February 2014, the Company entered into a noncancelable operating lease for certain office space starting in July 2014 through December 2019 with a renewal option for an additional five years. The monthly base rent will increase 3% annually from approximately $23,890 in 2014 to $27,695 in 2019. Future minimum payments under this noncancelable operating lease total approximately $1.5 million at December 31, 2014.

Rent expense was $243,832, $167,998 and $152,448 for the years ended December 31, 2014, 2013 and 2012, respectively.

In July 2010, the Company entered into a stock purchase agreement with Pfizer, pursuant to which the Company acquired all of the outstanding stock of Idun. Under the agreement, the Company may be required to make payments to Pfizer totaling $18.0 million upon the achievement of specified regulatory milestones.

11.     Spin-off of Idun Pharmaceuticals, Inc.

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

In connection with the spin-off, the Company contributed $0.5 million to Idun to provide for Idun’s initial working capital requirements. The assets remaining in Idun at the time of the spin-off consisted of cash, intellectual property rights and license and collaboration agreements unrelated to emricasan. Other than the cash of $0.5 million, none of the assets held by Idun had any historical carrying value at the time of the spin-off. As a result, the Company recognized a reduction in equity as a result of the spin-off of $0.5 million, representing the carrying value of Idun in the Company’s consolidated financial statements at the time of the spin-off.

12.     Quarterly Financial Data (unaudited)

The following table summarizes the unaudited quarterly financial data for the last two fiscal years.

	2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Operating expenses:
Research and development	$3,650,598	$3,467,068	$4,397,402	$3,393,775	$14,908,843
General and administrative	1,595,247	1,837,688	2,018,835	1,927,569	7,379,339

Total operating expenses	5,245,845	5,304,756	6,416,237	5,321,344	22,288,182
Other income (expense):
Interest income	20,773	15,343	11,989	9,511	57,616
Interest expense	(17,500)	(17,500)	(17,500)	(17,500)	(70,000)
Other (expense) income	(784)	3,889	(15,412)	(7,018)	(19,325)

Total other income (expense)	2,489	1,732	(20,923)	(15,007)	(31,709)

Net loss applicable to common stockholders	$(5,243,356)	$(5,303,024)	$(6,437,160)	$(5,336,351)	$(22,319,891)

Net loss per share applicable to common stockholders, basic and diluted	$(0.34)	$(0.34)	$(0.42)	$(0.34)
Weighted average shares outstanding used in computing net loss per share applicable to common stockholders. basic and diluted	15,412,498	15,445,835	15,508,477	15,550,320

	2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Operating expenses:
Research and development	$967,778	$1,117,096	$1,885,567	$2,976,998	$6,947,439
General and administrative	748,796	670,430	1,107,668	2,123,913	4,650,807

Total operating expenses	1,716,574	1,787,526	2,993,235	5,100,911	11,598,246
Other income (expense):
Interest income	132	—	7,788	14,224	22,144
Interest expense	(17,500)	(196,244)	(203,917)	(44,909)	(462,570)
Other (expense) income	(15,677)	726	7,911	5,970	(1,070)
Other financing expense	(547,164)	(2,890,258)	(139,328)	—	(3,576,750)

Total other expense	(580,209)	(3,085,776)	(327,546)	(24,715)	(4,018,246)

Net loss	(2,296,783)	(4,873,302)	(3,320,781)	(5,125,626)	(15,616,492)
Gain on extinguishment of convertible preferred stock	—	11,491,043	—	—	11,491,043
Deemed distribution from promissory note issuance	—	(474,561)	—	—	(474,561)
Net income applicable to participating securities	—	(5,919,404)	—	—	—

Net (loss) income applicable to common stockholders	$(2,296,783)	$223,776	$(3,320,781)	$(5,125,626)	$(4,600,010)

Net (loss) income per share applicable to common stockholders:
Basic	$(2.17)	$0.20	$(0.28)	$(0.33)
Diluted	$(2.17)	$0.16	$(0.28)	$(0.33)
Weighted average shares outstanding used in computing net (loss) income per share applicable to common stockholders:
Basic	1,060,533	1,138,695	11,664,328	15,352,684
Diluted	1,060,533	1,439,211	11,664,328	15,352,684

13.     Subsequent Events

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONATUS PHARMACEUTICALS INC.

/s/ Steven J. Mento, Ph.D.
Steven J. Mento, Ph.D.
President and Chief Executive Officer

Date: March 13, 2015

Know all persons by these presents, that each person whose signature appears below constitutes and appoints Steven J. Mento, Ph.D. and Charles J. Cashion, jointly and severally, his attorneys-in-fact, each with the full power of substitution, for him in any and all capacities, to sign any amendments to this annual report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven J. Mento, Ph.D. Steven J. Mento, Ph.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 13, 2015

/s/ Charles J. Cashion Charles J. Cashion	Senior Vice President, Finance, Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)	March 13, 2015

/s/ David F. Hale David F. Hale	Chairman of the Board	March 13, 2015

/s/ Daniel L. Kisner, M.D. Daniel L. Kisner, M.D.	Director	March 13, 2015

/s/ Preston S. Klassen, M.D., M.H.S. Preston S. Klassen, M.D., M.H.S.	Director	March 13, 2015

/s/ Louis Lacasse Louis Lacasse	Director	March 13, 2015

/s/ Shahzad Malik, M.D. Shahzad Malik, M.D.	Director	March 13, 2015

/s/ James Scopa James Scopa	Director	March 13, 2015

/s/ Harold Van Wart, Ph.D. Harold Van Wart, Ph.D.	Director	March 13, 2015

EXHIBIT INDEX

Exhibit Number	Description

2.1(1)	Distribution Agreement, dated January 10, 2013, by and between Idun Pharmaceuticals, Inc. and the Registrant

3.1(2)	Amended and Restated Certificate of Incorporation

3.2(2)	Amended and Restated Bylaws

4.1(3)	Specimen Common Stock Certificate

4.2(1)	First Amended and Restated Investor Rights Agreement, dated February 9, 2011

4.3(1)	Form of Warrant issued to investors in the Registrant’s 2013 bridge financing

4.4(3)	Form of Warrant issued to lenders under the Loan and Security Agreement, dated as of July 3, 2013, by and among the Registrant, Oxford Finance LLC, Silicon Valley Bank and the other lenders party thereto

10.1#(4)	Form of Indemnity Agreement for Directors and Officers

10.2#(1)	2006 Equity Incentive Award Plan, as amended, and form of option agreement thereunder

10.3#(3)	2013 Incentive Award Plan and form of option agreement thereunder

10.4#(3)	2013 Employee Stock Purchase Plan

10.5#(3)	Non-Employee Director Compensation Program

10.6#(3)	Employee Incentive Compensation Plan

10.7#(5)	Amended and Restated Annual Incentive Plan, dated January 1, 2014

10.8#(1)	Employment Agreement, dated December 17, 2008, by and between Steven J. Mento, Ph.D. and the Registrant

10.9#(1)	Employment Agreement, dated December 17, 2008, by and between Alfred P. Spada, Ph.D. and the Registrant

10.10#(1)	Employment Agreement, dated December 17, 2008, by and between Gary C. Burgess, M.B., Ch.B. M.Med and the Registrant

10.11#(3)	Amendment to Employment Agreement, dated July 2, 2013, by and between Steven J. Mento, Ph.D. and the Registrant

10.12#(3)	Amendment to Employment Agreement, dated July 2, 2013, by and between Alfred P. Spada, Ph.D. and the Registrant

10.13#(3)	Amendment to Employment Agreement, dated July 2, 2013, by and between Gary C. Burgess, M.B., Ch.B. M.Med and the Registrant

10.14#	Employment Agreement, dated October 1, 2014, by and between David T. Hagerty, M.D. and the Registrant

10.15†(6)	Stock Purchase Agreement, dated July 29, 2010, by and between Pfizer Inc. and the Registrant

10.16(1)	Promissory Note, dated July 29, 2010, issued by the Registrant to Pfizer Inc.

10.17(3)	Amendment to Promissory Note, dated July 3, 2013, by and between the Registrant and Pfizer Inc.

10.18(3)	Loan and Security Agreement, dated as of July 3, 2013, by and among the Registrant, Oxford Finance LLC, Silicon Valley Bank and the other lenders party thereto

10.19(1)	Sublicense Agreement, dated March 1, 2013, by and between the Registrant and Idun Pharmaceuticals, Inc.

10.20(1)	Office Lease Agreement, dated April 7, 2006, by and between EOP-Plaza at La Jolla, L.L.C. and the Registrant

10.21(1)	First Amendment to Office Lease Agreement, dated November 30, 2009, by and between EOP-Plaza at La Jolla, L.L.C. and the Registrant

10.22(1)	Second Amendment to Office Lease Agreement, dated May 2, 2011, by and between Pacifica Tower LLC, successor in interest to EOP-Plaza at La Jolla, L.L.C., and the Registrant

10.23(1)	Third Amendment to Office Lease Agreement, dated March 28, 2012, by and between Pacifica Tower LLC, successor in interest to EOP-Plaza at La Jolla, L.L.C., and the Registrant

10.24(3)	Fourth Amendment to Office Lease Agreement, dated June 25, 2013, by and between Pacifica Tower LLC, successor in interest to EOP-Plaza at La Jolla, L.L.C., and the Registrant

10.25(5)	Office Lease Agreement, dated February 28, 2014, by and between the Registrant and The Point Office Partners, LLC

10.26(7)	At Market Issuance Sales Agreement, dated as of August 14, 2014, between the Registrant and MLV & Co. LLC

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 189305), filed with the SEC on June 14, 2013.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 1, 2013.
(3)	Incorporated by reference to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-189305), filed with the SEC on July 8, 2013.
(4)	Incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-189305), filed with the SEC on July 1, 2013.
(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 28, 2014.
(6)	Incorporated by reference to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-189305), filed with the SEC on July 23, 2013.
(7)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (Registration No. 333- 198142), filed with the SEC on August 14, 2014.
†	Confidential treatment has been granted for portions of this exhibit. These portions have been omitted from the exhibit and filed separately with the SEC.

#	Indicates management contract or compensatory plan.
*	These certifications are being furnished solely to accompany this annual report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the Registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.