Form 10-Q
period 2015-03-31
Conatus Pharmaceuticals Inc.
filed 2015-05-08
CIK 1383701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

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

As of May 1, 2015, the registrant had 19,737,407 shares of common stock ($0.0001 par value) outstanding.

CONATUS PHARMACEUTICALS INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Conatus Pharmaceuticals Inc.

Condensed Balance Sheets

(Unaudited)

	March 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$8,302,715	$9,912,674
Marketable securities	22,700,616	27,159,272
Prepaid and other current assets	541,111	796,818

Total current assets	31,544,442	37,868,764
Property and equipment, net	219,970	237,066
Other assets	558,704	342,051

Total assets	$32,323,116	$38,447,881

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$2,249,497	$3,003,612
Accrued compensation	875,533	1,171,621

Total current liabilities	3,125,030	4,175,233
Note payable	1,000,000	1,000,000
Deferred rent	93,994	58,699
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized; 15,712,407 shares issued and 15,609,230 shares outstanding, excluding 103,177 shares subject to repurchase, at March 31, 2015; 15,695,834 shares issued and 15,560,614 shares outstanding, excluding 135,220 shares subject to repurchase, at December 31, 2014	1,561	1,556
Additional paid-in capital	130,835,119	129,976,075
Accumulated other comprehensive loss	(2,539)	(13,297)
Accumulated deficit	(102,730,049)	(96,750,385)

Total stockholders’ equity	28,104,092	33,213,949

Total liabilities and stockholders’ equity	$32,323,116	$38,447,881

See accompanying notes to condensed financial statements.

Conatus Pharmaceuticals Inc.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Operating expenses:
Research and development	$3,883,613	$3,650,598
General and administrative	2,081,309	1,595,247

Total operating expenses	5,964,922	5,245,845
Other income (expense):
Interest income	11,419	20,773
Interest expense	(17,500)	(17,500)
Other expense	(8,661)	(784)

Total other (expense) income	(14,742)	2,489

Net loss	(5,979,664)	(5,243,356)
Other comprehensive income (loss):
Net unrealized gains (losses) on marketable securities	10,758	(13,371)

Comprehensive loss	$(5,968,906)	$(5,256,727)

Net loss per share, basic and diluted	$(0.38)	$(0.34)

Weighted average shares outstanding used in computing net loss per share, basic and diluted	15,581,886	15,412,498

See accompanying notes to condensed financial statements.

Conatus Pharmaceuticals Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Operating activities
Net loss	$(5,979,664)	$(5,243,356)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	17,096	3,356
Stock-based compensation expense	821,672	379,433
Amortization of premium on marketable securities	102,775	195,533
Changes in operating assets and liabilities:
Prepaid and other current assets	272,957	(141,660)
Other assets	—	(62,981)
Accounts payable and accrued expenses	(939,801)	665,628
Accrued compensation	(278,069)	(857,078)
Deferred rent	35,295	—

Net cash used in operating activities	(5,947,739)	(5,061,125)
Investing activities
Maturities of marketable securities	14,578,000	13,031,000
Purchase of marketable securities	(10,211,361)	(9,642,248)
Capital expenditures	—	(12,918)

Net cash provided by investing activities	4,366,639	3,375,834
Financing activities
Deferred public offering costs	(30,965)	—
Proceeds from exercise of stock options	2,106	12,000

Net cash (used in) provided by financing activities	(28,859)	12,000

Net decrease in cash and cash equivalents	(1,609,959)	(1,673,291)
Cash and cash equivalents at beginning of period	9,912,674	4,158,953

Cash and cash equivalents at end of period	$8,302,715	$2,485,662

Supplemental disclosure of cash flow information:
Cash paid for interest	$17,500	$17,500

Supplemental schedule of noncash investing and financing activities:
Deferred public offering costs included in accounts payable	$185,688	$—

See accompanying notes to condensed financial statements.

Conatus Pharmaceuticals Inc.

Notes to Condensed Financial Statements

(Unaudited)

1.	Organization and Basis of Presentation

Conatus Pharmaceuticals Inc. (the Company) was incorporated in the state of Delaware on July 13, 2005. The Company is a biotechnology company focused on the development and commercialization of novel medicines to treat liver disease.

As of March 31, 2015, the Company has devoted substantially all of its efforts to product development and has not realized revenues from its planned principal operations.

The Company has a limited operating history, and the sales and income potential of the Company’s business and market are unproven. The Company has experienced net losses since its inception and, as of March 31, 2015, had an accumulated deficit of $102.7 million. The Company expects to continue to incur net losses for at least the next several years. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure. If the Company is unable to generate revenues adequate to support its cost structure, the Company may need to raise additional equity or debt financing.

The accompanying unaudited interim condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and the rules and regulations of the Securities and Exchange Commission (SEC) related to a quarterly report on Form 10-Q. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations. The unaudited interim condensed financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results for the periods presented. All such adjustments are of a normal and recurring nature. The operating results presented in these unaudited interim condensed financial statements are not necessarily indicative of the results that may be expected for any future periods. These unaudited interim condensed financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2014 included in the Company’s annual report on Form 10-K filed with the SEC on March 13, 2015.

2.	Summary of Significant Accounting Policies

Use of Estimates

The preparation of condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

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

Marketable Securities

The Company classifies its marketable securities as available-for-sale and records such assets at estimated fair value in the condensed balance sheets, with unrealized gains and losses, if any, reported as a component of other comprehensive income (loss) within the condensed statements of operations and comprehensive loss and as a separate component of stockholders’ equity. The Company classifies marketable securities with remaining maturities greater than one year as current assets because such marketable securities are available to fund the Company’s current operations. The Company invests its excess cash balances primarily in corporate debt securities and money market funds with strong credit ratings. Realized gains and losses are calculated on the specific identification method and recorded as interest income. There were no realized gains and losses for the three-month periods ended March 31, 2015 and 2014.

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

Stock-Based Compensation

Stock-based compensation expense for stock option grants under the Company’s stock option plans is recorded at the estimated fair value of the award as of the grant date and is recognized as expense on a straight-line basis over the requisite service period of the stock-based award. Stock-based compensation expense for employee stock purchases under the Company’s 2013 Employee Stock Purchase Plan (the ESPP) is recorded at the estimated fair value of the purchase as of the plan enrollment date and is recognized as expense on a straight-line basis over the applicable six-month ESPP offering period. The estimation of stock option and employee stock purchase plan fair value requires management to make estimates and judgments about, among other things, employee exercise behavior, forfeiture rates and volatility of the Company’s common stock. The judgments directly affect the amount of compensation expense that will be recognized.

Property and Equipment

Property and equipment, which consists of furniture and fixtures, computers and office equipment and leasehold improvements, are stated at cost and depreciated over the estimated useful lives of the assets (three to five years) using the straight-line method. Leasehold improvements are amortized over the shorter of their estimated useful lives or the lease term.

Long-Lived Assets

The Company regularly reviews the carrying value and estimated lives of all of its long-lived assets, including property and equipment, to determine whether indicators of impairment may exist which warrant adjustments to carrying values or estimated useful lives. The determinants used for this evaluation include management’s estimate of the asset’s ability to generate positive income from operations and positive cash flow in future periods, as well as the strategic significance of the assets to the Company’s business objective. Should an impairment exist, the impairment loss would be measured based on the excess of the carrying amount of the asset’s fair value. The Company has not recognized any impairment losses through March 31, 2015.

Research and Development Expenses

All research and development costs are expensed as incurred.

Income Taxes

The Company’s policy related to accounting for uncertainty in income taxes prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. As of December 31, 2014, there are no unrecognized tax benefits included in the condensed balance sheet that would, if recognized, affect the Company’s effective tax rate, and the Company has noted no material changes through March 31, 2015. The Company has not recognized interest and penalties in the condensed balance sheets or condensed statements of operations and comprehensive loss. The Company is subject to U.S. and California taxation. As of December 31, 2014, the Company’s tax years beginning 2005 to date are subject to examination by taxing authorities.

Comprehensive Loss

The Company is required to report all components of comprehensive loss, including net loss, in the condensed financial statements in the period in which they are recognized. Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from nonowner sources, including unrealized gains and losses on marketable securities. Comprehensive gains (losses) have been reflected in the condensed statements of operations and comprehensive loss for all periods presented.

Segment Reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is used in making decisions regarding resource allocation and assessing performance. To date, the Company has viewed its operations and managed its business as one segment operating primarily in the United States.

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss by the weighted average number of common shares and common share equivalents outstanding for the period. Common stock equivalents are only included when their effect is dilutive. The Company’s potentially dilutive securities, which include warrants, outstanding stock options under the Company’s stock option plans, common stock subject to repurchase by the Company and potential shares to be purchased under the ESPP, have been excluded from the computation of diluted net loss per share in the periods in which they would be anti-dilutive. For all periods presented, there is no difference in the number of shares used to compute basic and diluted shares outstanding due to the Company’s net loss position.

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because to do so would be anti-dilutive:

	March 31,
	2015	2014
Warrants to purchase common stock	149,704	149,704
Common stock options	2,370,073	1,615,719
Common stock subject to repurchase	103,177	207,680
ESPP shares pending issuance	5,154	—

Total	2,628,108	1,973,103

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This guidance requires management to perform interim and annual assessments on whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year of the date the financial statements are issued. If such conditions or events exist, certain disclosures are required. ASU No. 2014-15 is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. The Company is currently evaluating the impact of the pending adoption of ASU No. 2014-15 on its financial statements and related disclosures.

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

Level 1:	Includes financial instruments for which quoted market prices for identical instruments are available in active markets.

Level 2:	Includes financial instruments for which there are inputs other than quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets with insufficient volume or infrequent transaction (less active markets) or model-driven valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3:	Includes financial instruments for which fair value is derived from valuation techniques in which one or more significant inputs are unobservable, including management’s own assumptions.

Below is a summary of assets and liabilities measured at fair value as of March 31, 2015 and December 31, 2014.

		Fair Value Measurements Using
	March 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds	$6,671,248	$6,671,248	$—	$—
Corporate debt securities	22,700,616	—	22,700,616	—

Total assets	$29,371,864	$6,671,248	22,700,616	$—

		Fair Value Measurements Using
	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds	$6,998,111	$6,998,111	$—	$—
Municipal bonds	70,000	—	70,000	—
Corporate debt securities	28,589,331	—	28,589,331	—

Total assets	$35,657,442	$6,998,111	$28,659,331	$—

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

The Company invests its excess cash in money market funds and debt instruments of financial institutions, corporations, government sponsored entities and municipalities. The following tables summarize the Company’s marketable securities:

As of March 31, 2015	Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Corporate debt securities	1 or less	$22,703,155	$2,675	$(5,214)	$22,700,616

Total		$22,703,155	$2,675	$(5,214)	$22,700,616

As of December 31, 2014	Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Corporate debt securities	1 or less	$25,795,008	$1,137	$(9,223)	$25,786,922
Corporate debt securities	1 - 2	1,307,561	—	(5,211)	1,302,350
Municipal bonds	1 or less	70,000	—	—	70,000

Total		$27,172,569	$1,137	$(14,434)	$27,159,272

5.	Property and Equipment

Property and equipment consist of the following:

	Useful Life in Years	March 31, 2015	December 31, 2014
Furniture and fixtures	4	$239,788	$239,788
Computer equipment and office equipment	4	162,921	162,921
Leasehold improvements	5	61,533	61,533

		464,242	464,242
Less accumulated depreciation and amortization		(244,272)	(227,176)

		$219,970	$237,066

6.	Note Payable

In July 2010, the Company entered into a $1.0 million promissory note payable to Pfizer Inc. (Pfizer). The note bears interest at 7% per annum, which is paid quarterly, and matures on July 29, 2020. The note payable prohibits the Company from paying cash dividends and is subject to acceleration upon specified events of default as defined in the agreement, including the failure to notify Pfizer of certain material adverse events. In July 2013, the note payable to Pfizer was amended to become convertible into shares of the Company’s common stock following the completion of the Company’s initial public offering (IPO), at the option of the holder, at a price per share equal to the fair market value of the common stock on the date of conversion.

7.	Stockholders’ Equity

Common Stock

In July 2013, the Company completed the IPO of 6,000,000 shares of common stock at an offering price of $11.00 per share. The Company received net proceeds of approximately $58.6 million, after deducting underwriting discounts and commissions and offering-related transaction costs.

On August 14, 2014, the Company entered into an At Market Issuance Sales Agreement (the Sales Agreement) with MLV & Co. LLC (MLV), pursuant to which the Company may sell from time to time, at its option, up to an aggregate of $50.0 million of shares of its common stock through MLV, as sales agent. Sales of the Company’s common stock made pursuant to the Sales Agreement, if any, will be made on The NASDAQ Global Market (Nasdaq) by means of ordinary brokers’ transactions at market prices. Additionally, under the terms of the Sales Agreement, the Company may also sell shares of its common stock through MLV, on Nasdaq or otherwise, at negotiated prices or at prices related to the prevailing market price. Under the terms of the Sales Agreement, MLV may not engage in any proprietary trading or trading as principal for MLV’s own account. MLV has agreed to use commercially reasonable efforts consistent with its normal trading and sales practices to sell the Company’s common stock from time to time, based upon the Company’s instructions (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company cannot provide any assurances that it will issue any shares pursuant to the Sales Agreement. The Company has agreed to pay a commission rate equal to up to 3% of the gross sales price per share sold. The Company has also agreed to provide MLV with customary indemnification and contribution rights. The Company has incurred legal and accounting costs of approximately $0.3 million, as of March 31, 2015, in connection with the commencement of the Sales Agreement, which are recorded in other assets on the balance sheet until such time as the Company issues shares pursuant to the Sales Agreement. As of March 31, 2015, no shares were issued pursuant to the Sales Agreement.

In April 2015, the Company completed a public offering of 4,025,000 shares of its common stock at a public offering price of $5.75 per share. The shares were registered pursuant to a registration statement on Form S-3 filed on August 14, 2014. The Company received net proceeds of approximately $21.4 million, after deducting underwriting discounts and commissions and estimated offering-related transaction costs. The Company has incurred legal and accounting costs of approximately $0.2 million, as of March 31, 2015, in connection with this public offering, including certain costs associated with the preparation of the related registration statement on Form S-3, which are recorded in other assets on the balance sheet.

Warrants

In 2013, the Company issued warrants exercisable for 1,124,026 shares of Series B preferred stock, at an exercise price of $0.90 per share, to certain existing investors in conjunction with a private placement (the 2013 Warrants) and warrants exercisable for 111,112 shares of Series B preferred stock, at an exercise price of $0.90 per shares, to Oxford Finance LLC and Silicon Valley Bank in conjunction with a loan and security agreement (the Lender Warrants). Upon completion of the IPO, the 2013 Warrants and the Lender Warrants became exercisable for 136,236 and 13,468 shares of common stock, respectively, at an exercise price of $7.43 per share. The 2013 Warrants and the Lender Warrants will expire on May 30, 2018 and July 3, 2023, respectively.

Stock Options

The following table summarizes the Company’s stock option activity under all stock option plans for the three months ended March 31, 2015:

	Total Options	Weighted- Average Exercise Price
Balance at December 31, 2014	1,859,034	$6.84
Granted	552,250	6.43
Exercised	(19,211)	1.02
Cancelled	(22,000)	8.32

Balance at March 31, 2015	2,370,073	$6.78

Stock-Based Compensation

The Company recorded stock-based compensation of $821,672 and $379,433 for the three months ended March 31, 2015 and 2014, respectively.

Common Stock Reserved for Future Issuance

The following shares of common stock are reserved for future issuance at March 31, 2015:

Common stock warrants	149,704
Stock options issued and outstanding	2,370,073
Authorized for future option grants	661,038
Authorized for the ESPP	450,000

3,630,815

8.	Commitments

In February 2014, the Company entered into a noncancelable operating lease for certain office space starting in July 2014 through December 2019 with a renewal option for an additional five years. Future minimum payments under this noncancelable operating lease total approximately $1.4 million at March 31, 2015.

Rent expense was $71,130 and $44,883 for the three months ended March 31, 2015 and 2014, respectively.

In July 2010, the Company entered into a stock purchase agreement with Pfizer, pursuant to which the Company acquired all of the outstanding stock of Idun Pharmaceuticals, Inc., which was subsequently spun off to the Company’s stockholders in January 2013. Under the agreement, the Company may be required to make payments to Pfizer totaling $18.0 million upon the achievement of specified regulatory milestones.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis and the unaudited interim condensed financial statements included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2014 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our annual report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 13, 2015.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this quarterly report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward- looking statements speak only as of the date of this quarterly report and are subject to a number of risks, uncertainties and assumptions, including those described in Part II, Item 1A, “Risk Factors.” The events and circumstances reflected in our forward-looking statements may not be achieved or occur, and actual results could differ materially from those projected in the forward-looking statements. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

Overview

We are a biotechnology company focused on the development and commercialization of novel medicines to treat liver disease. Our lead compound, emricasan, is a first-in-class, orally active pan-caspase protease inhibitor designed to reduce the activity of human caspases, which are enzymes that mediate inflammation and apoptosis. We believe that by reducing the activity of these enzymes, emricasan has the potential to interrupt the progression of liver disease and potentially provide treatment options in multiple areas of liver disease. We have observed compelling preclinical and clinical trial results that suggest emricasan may have clinical utility in slowing progression of liver disease regardless of the original cause of the disease. To date, emricasan has been studied in over 550 subjects in fourteen clinical trials. In multiple Phase 2b clinical trials, emricasan demonstrated statistically significant, consistent, rapid and sustained reduction in elevated levels of key biomarkers of inflammation and apoptosis implicated in the severity and progression of liver disease.

We are conducting a comprehensive clinical program to demonstrate the therapeutic benefit of emricasan in patients with chronic liver disease across the spectrum of liver disease. The following table summarizes our current development programs for emricasan.

Target Therapeutic Area	Description of Patient Population		Development Program
Non-alcoholic Steatohepatitis, or NASH	NASH patients suffer from inflammation due to fat buildup in the liver, which can progress to cirrhosis, liver cancer and liver failure.	•	In March 2014, we initiated a Phase 2 clinical trial for patients with non-alcoholic fatty liver disease, or NAFLD, including NASH. We reported top-line results from this clinical trial in March 2015 and are pursuing initial registration opportunities in patients with NASH cirrhosis.

Portal Hypertension, or PH	These cirrhosis patients have an increase in the pressure within the portal vein, which is caused by a blockage in the blood flow through the liver.	•	In September 2014, we initiated an exploratory, open-label Phase 2 clinical trial in PH patients. Top-line results from this clinical trial are expected to be available in the third quarter of 2015.

Liver Cirrhosis, or LC	In LC patients, healthy liver tissue is replaced with scar tissue resulting in abnormal structure and function of the liver.	•	In September 2014, we initiated a Phase 2 clinical trial in LC patients. Initial results from this clinical trial are expected to be available in the fourth quarter of 2015.

Post-orthotopic Liver Transplant, or POLT, Recipients with Reestablished Liver Fibrosis as a Result of Recurrent Hepatitis C Virus, or HCV, Infection Who Have Achieved a Sustained Viral Response, or SVR, following HCV Antiviral Therapy, or POLT-HCV-SVR	This population includes liver transplant patients with fibrosis from recurrent HCV and subsequent SVR.	•	In May 2014, we initiated a placebo-controlled Phase 2b clinical trial tracking biomarkers and histology in POLT patients who respond to antiviral therapy but still have underlying liver fibrosis. We expect to have pre-treatment histology and biomarker data from this clinical trial in the second quarter of 2015.

We recently met with the U.S. Food and Drug Administration, or FDA, to discuss our proposed initial registration pathway for emricasan in patients with liver cirrhosis due to NASH. In the meeting, the FDA provided feedback on our proposed patient populations and methods of measuring and analyzing published validated surrogate endpoints of Model for End-stage Liver Disease, or MELD, score, Child Pugh Turcotte, or CPT, score, and hepatic venous pressure gradient, or HVPG, in patients with NASH cirrhosis. Specific design details for registration trials are expected to be finalized based on results expected in the second half of 2015 from our two ongoing cirrhosis clinical trials and additional feedback from regulatory agencies. We also discussed the use of histology-based endpoints for future clinical trials in the FDA meeting, and we are evaluating the potential to include a clinical trial in patients with NASH-driven fibrosis as a component of our overall emricasan registration strategy. We believe a clinical trial in NASH fibrosis could also provide additional safety data supportive of an initial registration in NASH cirrhosis.

Since our inception, our primary activities have been organizational activities, including recruiting personnel, conducting research and development, including clinical trials, and raising capital. We have funded our operations since inception primarily through sales of equity securities and convertible promissory notes.

We have no products approved for sale. We have not generated any revenues to date, and we have incurred significant operating losses since our inception. We have never been profitable and have incurred consolidated net losses of approximately $22.3 million and $15.6 million in the years ended December 31, 2014 and 2013, respectively, and $6.0 million for the three months ended March 31, 2015. As of March 31, 2015, we had an accumulated deficit of $102.7 million.

We expect to continue to incur significant operating losses and negative cash flows from operating activities for the foreseeable future as we continue the clinical development of emricasan and seek regulatory approval for and, if approved, pursue commercialization of emricasan. As of March 31, 2015, we had cash, cash equivalents and marketable securities of approximately $31.0 million. To fund further operations, we will need to raise additional capital. In August 2014, we entered into an At Market Issuance Sales Agreement, or the Sales Agreement, with MLV & Co. LLC, or MLV, pursuant to which we may sell from time to time, at our option, up to an aggregate of $50.0 million of shares of our common stock in “at-the-market” offerings. As of March 31, 2015, no shares were issued pursuant to the Sales Agreement.

In April 2015, we completed a public offering of 4,025,000 shares of our common stock at a public offering price of $5.75 per share. We received net proceeds of approximately $21.4 million, after deducting underwriting discounts and commissions and estimated offering-related transaction costs. We may obtain additional financing in the future through the issuance of our common stock in future public offerings, including under the Sales Agreement, through other equity or debt financings or through collaborations or partnerships with other companies. Although it is difficult to predict future liquidity requirements, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operations for at least the next 12 months. We will need to raise additional funds to complete additional clinical trials of emricasan, to fund regulatory filings for emricasan in the United States and the European Union and for potential commercialization of emricasan.

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

JOBS Act

In April 2012, the Jumpstart Our Business Startups Act of 2012, or JOBS Act, was signed into law. The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for an “emerging growth company.” As an “emerging growth company,” we are electing not to take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision not to take advantage of the extended transition period is irrevocable. In addition, we are in the process of evaluating the benefits of relying on the other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if as an “emerging growth company” we choose to rely on such exemptions, we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our initial public offering, or IPO, or until we no longer meet the requirements of being an “emerging growth company,” whichever is earlier.

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

Research and Development Expenses

The majority of our operating expenses to date have been incurred in research and development activities. Starting in late 2011, research and development expenses have been focused on the development of emricasan. Since acquiring emricasan in 2010, we have incurred approximately $34.6 million in the development of emricasan through March 31, 2015. Our business model is currently focused on the development of emricasan in various liver diseases and is dependent upon our continuing to conduct research and a significant amount of clinical development. Our research and development expenses consist primarily of:

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

Research and development expenditures will continue to be significant and will increase as we continue clinical development of emricasan over at least the next several years. We expect to incur significant development costs as we conduct our ongoing and future Phase 2 and Phase 3 clinical trials of emricasan, subject to receiving input from regulatory authorities.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. These items are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ materially from these estimates under different assumptions or conditions.

There were no significant changes during the three months ended March 31, 2015 to the critical accounting policies described in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the SEC on March 13, 2015.

Results of Operations

Comparison of the Three Months Ended March 31, 2015 and 2014

Research and Development Expenses

Research and development expenses were $3.9 million in the three months ended March 31, 2015, as compared to $3.7 million for the same period in 2014. The increase of $0.2 million was primarily due to an increase in external emricasan clinical trial costs and higher personnel costs, including noncash stock-based compensation expense, partially offset by a decrease in external emricasan manufacturing costs.

General and Administrative Expenses

General and administrative expenses were $2.1 million in the three months ended March 31, 2015, as compared to $1.6 million for the same period in 2014. The increase of $0.5 million was primarily due to higher personnel costs, including noncash stock-based compensation expense.

Changes in components of Other Income (Expense) were as follows:

Interest Income

Interest income was $11,000 for the three months ended March 31, 2015, as compared to $21,000 for the same period in 2014. Interest income consisted of interest earned on our cash, cash equivalents and marketable securities.

Interest Expense

Interest expense was $18,000 for each of the three-month periods ended March 31, 2015 and 2014 and consisted of interest related to the $1.0 million promissory note payable to Pfizer Inc.

Other Expense

Other expense was $9,000 for the three months ended March 31, 2015, as compared to $1,000 for the same period in 2014. Other expense represents currency fluctuations in the conversion of account balances held in foreign currencies to U.S. dollars.

Liquidity and Capital Resources

We have incurred losses since inception and negative cash flows from operating activities and, as of March 31, 2015, we had an accumulated deficit of $102.7 million. We anticipate that we will continue to incur net losses for the foreseeable future as we continue the development and potential commercialization of emricasan and incur additional costs associated with being a public company.

Prior to our IPO in July 2013, we funded our operations primarily through private placements of equity and convertible debt securities. In July 2013, we completed our IPO of 6,000,000 shares of common stock at an offering price of $11.00 per share. In April 2015, we completed a public offering of 4,025,000 shares of our common stock at a public offering price of $5.75 per share. We received net proceeds of approximately $58.6 million and $21.4 million, respectively, from these offerings, after deducting underwriting discounts and commissions and offering-related transaction costs. At March 31, 2015, we had cash, cash equivalents and marketable securities of approximately $31.0 million. We believe our existing cash, cash equivalents and marketable securities will be sufficient to fund our operations for at least the next 12 months. To fund further operations, we will need to raise additional capital. We plan to continue to fund losses from operations and capital funding needs through future equity and debt financing, as well as potential collaborations. The sale of additional equity or convertible debt could result in additional dilution to our stockholders. The incurrence of indebtedness would result in debt service obligations and could result in operating and financing covenants that would restrict our operations. No assurances can be provided that financing will be available in the amounts we need or on terms acceptable to us, if at all. If we are not able to secure adequate additional funding, we may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. Any of these actions could materially harm our business, results of operations and future prospects.

In August 2014, we entered into the Sales Agreement with MLV, pursuant to which we may sell from time to time, at our option, up to an aggregate of $50.0 million of shares of our common stock through MLV, as sales agent. Sales of our common stock made pursuant to the Sales Agreement, if any, will be made on The NASDAQ Global Market, or Nasdaq, under our Registration Statement on Form S-3 filed on August 14, 2014 by means of ordinary brokers’ transactions at market prices. Additionally, under the terms of the Sales Agreement, we may also sell shares of our common stock through MLV, on Nasdaq or otherwise, at negotiated prices or at prices related to the prevailing market price. Under the terms of the Sales Agreement, MLV may not engage in any proprietary trading or trading as principal for MLV’s own account. MLV will use its commercially reasonable efforts consistent with its normal trading and sales practices to sell our common stock from time to time, based upon our instructions (including any price, time or size limits or other customary parameters or conditions we may impose). We cannot provide any assurances that we will issue any shares pursuant to the Sales Agreement. We will pay a commission rate equal to up to 3% of the gross sales price per share sold. We have also agreed to provide MLV with customary indemnification and contribution rights. The Sales Agreement may be terminated by us or MLV at any time upon ten days’ notice to the other party, or by MLV at any time in certain circumstances, including the occurrence of an event that would be reasonably likely to have a material adverse effect on our assets, business, operations, earnings, properties, condition (financial or otherwise), prospects, stockholders’ equity or results of operations. As of March 31, 2015, no shares were issued pursuant to the Sales Agreement.

The following table sets forth a summary of the net cash flow activity for each of the periods set forth below:

	Three Months Ended March 31,
	2015	2014
Net cash used in operating activities	$(5,947,739)	$(5,061,125)
Net cash provided by investing activities	4,366,639	3,375,834
Net cash (used in) provided by financing activities	(28,859)	12,000

Net decrease in cash and cash equivalents	$(1,609,959)	$(1,673,291)

Net cash used in operating activities was $5.9 million and $5.1 million for the three months ended March 31, 2015 and 2014, respectively. The primary use of cash was to fund our operations related to the development of emricasan.

Net cash provided by investing activities was $4.4 million and $3.4 million for the three months ended March 31, 2015 and 2014, respectively, which consisted primarily of proceeds from maturities of marketable securities, partially offset by cash used to purchase marketable securities.

Net cash used in financing activities was $29,000 for the three months ended March 31, 2015, which consisted of deferred public offering costs related to the Sales Agreement and our public offering in April 2015 under our Registration Statement on Form S-3 filed in August 2014, partially offset by proceeds from the exercise of stock options. For the three months ended March 31, 2014, net cash provided by financing activities was $12,000 due to proceeds from the exercise of stock options.

Contractual Obligations and Commitments

As of March 31, 2015, there have been no other material changes outside the ordinary course of our business to the contractual obligations we reported in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Commitments” in our annual report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 13, 2015.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements (as defined by applicable regulations of the SEC) that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2015, there have been no material changes in our market risk from that described in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our annual report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission on March 13, 2015.

ITEM	4. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are currently not a party to any material legal proceedings.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors included in “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission on March 13, 2015.

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

We intend to use the net offering proceeds to fund the clinical development of emricasan and for working capital and general corporate purposes. Pending use of the net proceeds, we plan to invest the net proceeds from our IPO in short- and intermediate-term, interest-bearing obligations, investment-grade instruments, certificates of deposit or direct or guaranteed obligations of the U.S. government. Through March 31, 2015, the net proceeds have been applied as follows: $14.9 million towards the clinical development of emricasan and $21.2 million towards working capital and general corporate purposes.

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

CONATUS PHARMACEUTICALS INC.

Date: May 8, 2015	/s/ Steven J. Mento, Ph.D.
Steven J. Mento, Ph.D.
President and Chief Executive Officer
(principal executive officer)

Date: May 8, 2015	/s/ Charles J. Cashion
Charles J. Cashion
Senior Vice President, Finance,
Chief Financial Officer and Secretary
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation

3.2(1)	Amended and Restated Bylaws

4.1(2)	Specimen Common Stock Certificate

4.2(3)	First Amended and Restated Investor Rights Agreement, dated February 9, 2011

4.3(3)	Form of Warrant issued to investors in the Registrant’s 2013 bridge financing

4.4(2)	Form of Warrant issued to lenders under the Loan and Security Agreement, dated as of July 3, 2013, by and among the Registrant, Oxford Finance LLC, Silicon Valley Bank and the other lenders party thereto

10.1#	Amended and Restated Annual Incentive Plan, dated January 1, 2015

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 1, 2013.
(2)	Incorporated by reference to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-189305), filed with the SEC on July 8, 2013.
(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 189305), filed with the SEC on June 14, 2013.
#	Indicates management contract or compensatory plan.
*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the Registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.