Form 10-Q
period 2015-06-30
Conatus Pharmaceuticals Inc.
filed 2015-08-07
CIK 1383701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

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

As of August 3, 2015, the registrant had 19,718,720 shares of common stock ($0.0001 par value) outstanding.

CONATUS PHARMACEUTICALS INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Conatus Pharmaceuticals Inc.

Condensed Balance Sheets

(Unaudited)

	June 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$8,929,604	$9,912,674
Marketable securities	39,141,411	27,159,272
Prepaid and other current assets	559,579	796,818

Total current assets	48,630,594	37,868,764
Property and equipment, net	207,782	237,066
Other assets	327,800	342,051

Total assets	$49,166,176	$38,447,881

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$2,531,300	$3,003,612
Accrued compensation	1,130,020	1,171,621

Total current liabilities	3,661,320	4,175,233
Note payable	1,000,000	1,000,000
Deferred rent	126,158	58,699
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized; 19,718,720 shares issued and 19,657,328 shares outstanding, excluding 61,392 shares subject to repurchase, at June 30, 2015; 15,695,834 shares issued and 15,560,614 shares outstanding, excluding 135,220 shares subject to repurchase, at December 31, 2014	1,965	1,556
Additional paid-in capital	153,173,927	129,976,075
Accumulated other comprehensive loss	(9,891)	(13,297)
Accumulated deficit	(108,787,303)	(96,750,385)

Total stockholders’ equity	44,378,698	33,213,949

Total liabilities and stockholders’ equity	$49,166,176	$38,447,881

See accompanying notes to condensed financial statements.

Conatus Pharmaceuticals Inc.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Operating expenses:
Research and development	$4,070,127	$3,467,068	$7,953,740	$7,117,666
General and administrative	1,994,352	1,837,688	4,075,661	3,432,935

Total operating expenses	6,064,479	5,304,756	12,029,401	10,550,601
Other income (expense):
Interest income	17,977	15,343	29,396	36,116
Interest expense	(17,500)	(17,500)	(35,000)	(35,000)
Other income (expense)	6,748	3,889	(1,913)	3,105

Total other income (expense)	7,225	1,732	(7,517)	4,221

Net loss	(6,057,254)	(5,303,024)	(12,036,918)	(10,546,380)
Other comprehensive income (loss):
Net unrealized (losses) gains on marketable securities	(7,352)	4,022	3,406	(9,349)

Comprehensive loss	$(6,064,606)	$(5,299,002)	$(12,033,512)	$(10,555,729)

Net loss per share, basic and diluted	$(0.31)	$(0.34)	$(0.69)	$(0.68)

Weighted average shares outstanding used in computing net loss per share, basic and diluted	19,338,167	15,445,835	17,468,148	15,429,731

See accompanying notes to condensed financial statements.

Conatus Pharmaceuticals Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2015	2014
Operating activities
Net loss	$(12,036,918)	$(10,546,380)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	33,979	6,971
Stock-based compensation expense	1,732,019	873,504
Amortization of premium on marketable securities	204,592	353,679
Changes in operating assets and liabilities:
Prepaid and other current assets	237,239	(94,229)
Other assets	—	(62,981)
Accounts payable and accrued expenses	(474,155)	970,525
Accrued compensation	(19,821)	(512,630)
Deferred rent	67,459	—

Net cash used in operating activities	(10,255,606)	(9,011,541)
Investing activities
Maturities of marketable securities	23,654,000	29,204,000
Purchase of marketable securities	(35,837,324)	(15,939,273)
Capital expenditures	(2,852)	(67,301)

Net cash (used in) provided by investing activities	(12,186,176)	13,197,426
Financing activities
Proceeds from issuance of common stock, net of offering costs	21,507,006	—
Deferred public offering costs	(97,297)	—
Proceeds from stock issuances under employee stock purchase plan and exercise of stock options	49,003	52,873

Net cash provided by financing activities	21,458,712	52,873

Net (decrease) increase in cash and cash equivalents	(983,070)	4,238,758
Cash and cash equivalents at beginning of period	9,912,674	4,158,953

Cash and cash equivalents at end of period	$8,929,604	$8,397,711

Supplemental disclosure of cash flow information:
Cash paid for interest	$35,000	$35,000

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

As of June 30, 2015, the Company has devoted substantially all of its efforts to product development and has not realized revenues from its planned principal operations.

The Company has a limited operating history, and the sales and income potential of the Company’s business and market are unproven. The Company has experienced net losses since its inception and, as of June 30, 2015, had an accumulated deficit of $108.8 million. The Company expects to continue to incur net losses for at least the next several years. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure. If the Company is unable to generate revenues adequate to support its cost structure, the Company may need to raise additional equity or debt financing.

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

Marketable Securities

The Company classifies its marketable securities as available-for-sale and records such assets at estimated fair value in the condensed balance sheets, with unrealized gains and losses, if any, reported as a component of other comprehensive income (loss) within the condensed statements of operations and comprehensive loss and as a separate component of stockholders’ equity. The Company classifies marketable securities with remaining maturities greater than one year as current assets because such marketable securities are available to fund the Company’s current operations. The Company invests its excess cash balances primarily in corporate debt securities and money market funds with strong credit ratings. Realized gains and losses are calculated on the specific identification method and recorded as interest income. There were no realized gains and losses for the six-month periods ended June 30, 2015 and 2014.

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

Stock-Based Compensation

Stock-based compensation expense for stock option grants under the Company’s stock option plans is recorded at the estimated fair value of the award as of the grant date and is recognized as expense on a straight-line basis over the requisite service period of the stock-based award. Stock-based compensation expense for employee stock purchases under the Company’s 2013 Employee Stock Purchase Plan (the ESPP) is recorded at the estimated fair value of the purchase as of the plan enrollment date and is recognized as expense on a straight-line basis over the applicable six-month ESPP offering period. The estimation of stock option and ESPP fair value requires management to make estimates and judgments about, among other things, employee exercise behavior, forfeiture rates and volatility of the Company’s common stock. The judgments directly affect the amount of compensation expense that will be recognized.

Property and Equipment

Property and equipment, which consists of furniture and fixtures, computers and office equipment and leasehold improvements, are stated at cost and depreciated over the estimated useful lives of the assets (three to five years) using the straight-line method. Leasehold improvements are amortized over the shorter of their estimated useful lives or the lease term.

Long-Lived Assets

The Company regularly reviews the carrying value and estimated lives of all of its long-lived assets, including property and equipment, to determine whether indicators of impairment may exist which warrant adjustments to carrying values or estimated useful lives. The determinants used for this evaluation include management’s estimate of the asset’s ability to generate positive income from operations and positive cash flow in future periods, as well as the strategic significance of the assets to the Company’s business objective. Should an impairment exist, the impairment loss would be measured based on the excess of the carrying amount of the asset’s fair value. The Company has not recognized any impairment losses through June 30, 2015.

Research and Development Expenses

All research and development costs are expensed as incurred.

Income Taxes

The Company’s policy related to accounting for uncertainty in income taxes prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. As of December 31, 2014, there are no unrecognized tax benefits included in the condensed balance sheet that would, if recognized, affect the Company’s effective tax rate, and the Company has noted no material changes through June 30, 2015. The Company has not recognized interest and penalties in the condensed balance sheets or condensed statements of operations and comprehensive loss. The Company is subject to U.S. and California taxation. As of December 31, 2014, the Company’s tax years beginning 2005 to date are subject to examination by taxing authorities.

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

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share:

	June 30,
	2015	2014
Warrants to purchase common stock	149,704	149,704
Common stock options	2,508,878	1,683,752
Common stock subject to repurchase	61,392	179,867
ESPP shares pending issuance	2,440	—

Total	2,722,414	2,013,323

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

Level 1:	Includes financial instruments for which quoted market prices for identical instruments are available in active markets.

Level 2:	Includes financial instruments for which there are inputs other than quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets with insufficient volume or infrequent transaction (less active markets) or model-driven valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3:	Includes financial instruments for which fair value is derived from valuation techniques in which one or more significant inputs are unobservable, including management’s own assumptions.

Below is a summary of assets and liabilities measured at fair value as of June 30, 2015 and December 31, 2014.

	June 30, 2015	Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds	$7,361,998	$7,361,998	$—	$—
Corporate debt securities	39,141,411	—	39,141,411	—

Total assets	$46,503,409	$7,361,998	$39,141,411	$—

	December 31, 2014	Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds	$6,998,111	$6,998,111	$—	$—
Municipal bonds	70,000	—	70,000	—
Corporate debt securities	28,589,331	—	28,589,331	—

Total assets	$35,657,442	$6,998,111	$28,659,331	$—

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

The Company invests its excess cash in money market funds and debt instruments of financial institutions, corporations, government sponsored entities and municipalities. The following tables summarize the Company’s marketable securities:

	Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
As of June 30, 2015
Corporate debt securities	1 or less	$39,151,302	$8,583	$(18,474)	$39,141,411

Total		$39,151,302	$8,583	$(18,474)	$39,141,411

	Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
As of December 31, 2014
Corporate debt securities	1 or less	$25,795,008	$1,137	$(9,223)	$25,786,922
Corporate debt securities	1 - 2	1,307,561	—	(5,211)	1,302,350
Municipal bonds	1 or less	70,000	—	—	70,000

Total		$27,172,569	$1,137	$(14,434)	$27,159,272

5.	Property and Equipment

Property and equipment consist of the following:

	Useful Life in Years	June 30, 2015	December 31, 2014
Furniture and fixtures	4	$239,788	$239,788
Computer equipment and office equipment	4	167,616	162,921
Leasehold improvements	5	61,533	61,533

		468,937	464,242
Less accumulated depreciation and amortization		(261,155)	(227,176)

Total		$207,782	$237,066

6.	Note Payable

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

Common Stock

In July 2013, the Company completed the IPO of 6,000,000 shares of common stock at an offering price of $11.00 per share. The Company received net proceeds of $58.6 million, after deducting underwriting discounts and commissions and offering-related transaction costs.

In August 2014, the Company entered into an At Market Issuance Sales Agreement (the Sales Agreement) with MLV & Co. LLC (MLV), pursuant to which the Company may sell from time to time, at its option, up to an aggregate of $50.0 million of shares of its common stock through MLV, as sales agent. Sales of the Company’s common stock made pursuant to the Sales Agreement, if any, will be made on The NASDAQ Global Market (Nasdaq) by means of ordinary brokers’ transactions at market prices. Additionally, under the terms of the Sales Agreement, the Company may also sell shares of its common stock through MLV, on Nasdaq or otherwise, at negotiated prices or at prices related to the prevailing market price. Under the terms of the Sales Agreement, MLV may not engage in any proprietary trading or trading as principal for MLV’s own account. MLV has agreed to use commercially reasonable efforts consistent with its normal trading and sales practices to sell the Company’s common stock from time to time, based upon the Company’s instructions (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company cannot provide any assurances that it will issue any shares pursuant to the Sales Agreement. The Company has agreed to pay a commission rate equal to up to 3% of the gross sales price per share sold. The Company has also agreed to provide MLV with customary indemnification and contribution rights. The Company has incurred legal and accounting costs of $0.3 million, as of June 30, 2015, in connection with the commencement of the Sales Agreement, which are recorded in other assets on the balance sheet until such time as the Company issues shares pursuant to the Sales Agreement. As of June 30, 2015, no shares were issued pursuant to the Sales Agreement.

In April 2015, the Company completed a public offering of 4,025,000 shares of its common stock at a public offering price of $5.75 per share. The shares were registered pursuant to a Registration Statement on Form S-3 filed on August 14, 2014. The Company received net proceeds of $21.4 million, after deducting underwriting discounts and commissions and offering-related transaction costs.

Warrants

In 2013, the Company issued warrants exercisable for 1,124,026 shares of Series B preferred stock, at an exercise price of $0.90 per share, to certain existing investors in conjunction with a private placement (the 2013 Warrants) and warrants exercisable for 111,112 shares of Series B preferred stock, at an exercise price of $0.90 per share, to Oxford Finance LLC and Silicon Valley Bank in conjunction with a loan and security agreement (the Lender Warrants). Upon completion of the IPO, the 2013 Warrants and the Lender Warrants became exercisable for 136,236 and 13,468 shares of common stock, respectively, at an exercise price of $7.43 per share. The 2013 Warrants and the Lender Warrants will expire on May 30, 2018 and July 3, 2023, respectively.

Stock Options

The following table summarizes the Company’s stock option activity under all stock option plans for the six months ended June 30, 2015:

	Total Options	Weighted- Average Exercise Price
Balance at December 31, 2014	1,859,034	$6.84
Granted	772,250	6.19
Exercised	(21,029)	1.04
Cancelled	(101,377)	8.22

Balance at June 30, 2015	2,508,878	$6.62

Stock-Based Compensation

The Company recorded stock-based compensation of $0.9 million and $0.5 million for the three months ended June 30, 2015 and 2014, respectively, and $1.7 million and $0.9 million for the six months ended June 30, 2015 and 2014, respectively.

Common Stock Reserved for Future Issuance

The following shares of common stock are reserved for future issuance at June 30, 2015:

Common stock warrants	149,704
Stock options issued and outstanding	2,508,878
Authorized for future option grants	546,932
Authorized for the ESPP	443,988

Total	3,649,502

8.	Commitments

In February 2014, the Company entered into a noncancelable operating lease agreement (the Lease) for certain office space starting in July 2014 through December 2019 with a renewal option for an additional five years. In May 2015, the Company entered into a first amendment to the Lease for additional office space starting in September 2015 through September 2020. The first amendment also extended the term of the Lease to September 2020. The monthly base rent, including the additional office space, will increase approximately 3% annually from $32,784 in 2015 to $39,268 in 2020. Future minimum payments under this noncancelable operating lease total $2.2 million at June 30, 2015.

Rent expense was $80,000 and $45,000 for the three months ended June 30, 2015 and 2014, respectively, and $151,000 and $90,000 for the six months ended June 30, 2015 and 2014, respectively.

In July 2010, the Company entered into a stock purchase agreement with Pfizer, pursuant to which the Company acquired all of the outstanding stock of Idun Pharmaceuticals, Inc., which was subsequently spun off to the Company’s stockholders in January 2013. Under the stock purchase agreement, the Company may be required to make payments to Pfizer totaling $18.0 million upon the achievement of specified regulatory milestones.

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

Overview

We are a biotechnology company focused on the development and commercialization of novel medicines to treat liver disease. We are developing our lead compound, emricasan, for the treatment of patients with chronic liver disease. Emricasan is a first-in-class, orally active pan-caspase protease inhibitor designed to reduce the activity of human caspases, which are enzymes that mediate inflammation and apoptosis. We believe that by reducing the activity of these enzymes, emricasan has the potential to interrupt the progression of liver disease and potentially provide treatment options in multiple areas of liver disease.

By conducting a comprehensive clinical program to demonstrate the therapeutic benefit of emricasan in patients with chronic liver disease across the spectrum of liver disease, we have identified cirrhotic liver patients as a key patient population for future trials with emricasan.

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

We have three ongoing clinical trials, in which we are evaluating three different aspects of emricasan’s mechanism of action over varying time periods in distinct patient populations. We are planning future trials for our expected initial registration pathway for emricasan with a focus in patients with liver cirrhosis due to non-alcoholic steatohepatitis, or NASH. We believe there is a clear unmet clinical need for cirrhosis patients, and that is a key reason why we have chosen to focus on cirrhosis for our initial registration pathway. Once a patient with cirrhosis develops clinically significant portal hypertension and is at high risk for hepatic decompensation, portal hypertension is a strong independent predictor of death and morbidity. While the liver has a tremendous ability to remodel its structure, resolve fibrosis and regenerate hepatocytes, significant improvement in liver function and reversal of cirrhosis can take months or even years. Significantly decreasing portal pressures would reduce near-term risk of decompensation, improving mortality and buying the patient time. Interrupting or even reversing the progression of fibrosis and cirrhosis would allow eventual renewal of liver tissue and restoration of liver function.

In September 2014, we initiated an exploratory, open-label Phase 2 clinical trial in patients with liver cirrhosis of mixed etiologies and portal hypertension confirmed by hepatic venous pressure gradient, or HVPG, procedure prior to enrollment. Patients received 25 mg of emricasan orally twice daily for 28 days. The co-primary endpoints are the changes from baseline in HVPG, which is a direct measurement of blood pressure in the portal vein, and cleaved Cytokeratin-18, or cCK18, a mechanism-specific biomarker that increases with liver disease severity and is associated with biologically active microparticles that are both proinflammatory and vasoactive. Secondary endpoints include changes from baseline in Model for End-Stage Liver Disease, or MELD, score and Child-Pugh-Turcotte, or CPT, score.

Patients in this trial had mild liver function impairment and most patients were classified as CPT-A at baseline. The trial included patients with lower risk of clinical liver decompensation, with baseline HVPG values of less than 12 mmHg, and patients with higher risk of clinical liver decompensation, with baseline HVPG values greater than or equal to 12 mmHg. While emricasan has important effects upon apoptosis and inflammation as well as steatohepatitis and fibrosis, we believe that emricasan might also have important and rapid hemodynamic effects that could result in a reduction in portal vein pressures. The trial was designed to determine whether emricasan could decrease elevated portal vein pressures in a short period of time, unlike the lengthy periods expected to be required to affect the structural damage in the liver resulting from fibrosis or cirrhosis. Enrollment in this trial was completed during the second quarter of 2015, and we expect top-line results to be available in the third quarter of 2015.

Also in September 2014, we initiated a Phase 2 clinical trial in patients with liver cirrhosis of mixed etiologies, mild to moderate liver impairment and a MELD score of 11 to 18 during the screening period. In the first stage, which is double-blind and placebo-controlled, patients were randomized 1:1 to receive either 25 mg of emricasan or placebo orally twice daily for three months. The primary endpoint is change from baseline in cCK18. Secondary endpoints include changes from baseline in MELD score and CPT score. These secondary endpoints reflect blood chemistry related to organ function such as bilirubin, creatinine and blood clotting times, as well as related clinical indicators such as ascites and encephalopathy that worsen with declining organ function. Most of the patients in this trial were classified as CPT-B. In the second stage, which is open-label, patients who complete the first stage of the trial, either on treatment or placebo, may receive emricasan for up to an additional three months. Enrollment in this trial was completed during the second quarter of 2015, and initial results from the first stage are expected to be available in the fourth quarter of 2015.

Our third ongoing clinical trial is in post-orthotopic liver transplant, or POLT, recipients. These patients have reestablished liver fibrosis or cirrhosis post-transplant as a result of recurrent hepatitis C virus, or HCV, infection and have successfully achieved a sustained viral response, or SVR, following HCV antiviral therapy, or POLT-HCV-SVR. Enrollment of approximately 60 total planned patients is on track for release of final top-line results in the first half of 2018. In addition, the U.S. Food and Drug Administration granted Orphan Drug Designation to emricasan in late 2013 for the treatment of liver transplant recipients with reestablished fibrosis to delay the progression to cirrhosis and end-stage liver disease.

We are currently planning future trials for our expected initial registration pathway for emricasan in patients with liver cirrhosis primarily due to NASH. In addition, we are evaluating the potential to include a clinical trial in patients with NASH-driven fibrosis as a component of our overall emricasan registration strategy. We believe a clinical trial in NASH fibrosis could provide additional safety data supportive of our expected NASH cirrhosis registration pathway. Specific design details for future trials are expected to be finalized based on results expected in the second half of 2015 from our two ongoing cirrhosis Phase 2 clinical trials, discussed above. We expect the results from our two ongoing trials in cirrhosis to provide important information on potential trial endpoints, patient etiologies and other important trial design considerations.

Since our inception, our primary activities have been organizational activities, including recruiting personnel, conducting research and development, including clinical trials, and raising capital. We have funded our operations since inception primarily through sales of equity securities and convertible promissory notes.

We have no products approved for sale. We have not generated any revenues to date, and we have incurred significant operating losses since our inception. We have never been profitable and have incurred consolidated net losses of $22.3 million and $15.6 million in the years ended December 31, 2014 and 2013, respectively, and $6.1 million and $12.0 million for the three and six months ended June 30, 2015, respectively. As of June 30, 2015, we had an accumulated deficit of $108.8 million.

We expect to continue to incur significant operating losses and negative cash flows from operating activities for the foreseeable future as we continue the clinical development of emricasan and seek regulatory approval for and, if approved, pursue commercialization of emricasan. As of June 30, 2015, we had cash, cash equivalents and marketable securities of $48.1 million. In August 2014, we entered into an At Market Issuance Sales Agreement, or the Sales Agreement, with MLV & Co. LLC, or MLV, pursuant to which we may sell from time to time, at our option, up to an aggregate of $50.0 million of shares of our common stock in “at-the-market” offerings. As of June 30, 2015, no shares were issued pursuant to the Sales Agreement.

In April 2015, we completed a public offering of 4,025,000 shares of our common stock at a public offering price of $5.75 per share. We received net proceeds of $21.4 million, after deducting underwriting discounts and commissions and offering-related transaction costs. We may obtain additional financing in the future through the issuance of our common stock in future public offerings, including under the Sales Agreement, through other equity or debt financings or through collaborations or partnerships with other companies. Although it is difficult to predict future liquidity requirements, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operations for at least the next 12 months. We will need to raise additional capital to fund further operations, which are expected to include completion of additional clinical trials of emricasan, regulatory filings for emricasan in the United States and the European Union and the potential commercialization of emricasan.

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

JOBS Act

In April 2012, the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, was signed into law. The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for an “emerging growth company.” As an “emerging growth company,” we are electing not to take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision not to take advantage of the extended transition period is irrevocable. In addition, we are in the process of evaluating the benefits of relying on the other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if as an “emerging growth company” we choose to rely on such exemptions, we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our initial public offering, or IPO, or until we no longer meet the requirements of being an “emerging growth company,” whichever is earlier.

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

Research and Development Expenses

The majority of our operating expenses to date have been incurred in research and development activities. Starting in late 2011, research and development expenses have been focused on the development of emricasan. Since acquiring emricasan in 2010, we have incurred $38.7 million in the development of emricasan through June 30, 2015. Our business model is currently focused on the development of emricasan in various liver diseases and is dependent upon our continuing to conduct research and a significant amount of clinical development. Our research and development expenses consist primarily of:

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

Research and development expenditures will continue to be significant and will increase as we continue clinical development of emricasan over at least the next several years. We expect to incur significant development costs as we conduct our ongoing and future Phase 2 and Phase 3 clinical trials of emricasan.

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

There were no significant changes during the six months ended June 30, 2015 to the critical accounting policies described in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the SEC on March 13, 2015.

Results of Operations

Comparison of the Three Months Ended June 30, 2015 and 2014

Research and Development Expenses

Research and development expenses were $4.1 million in the three months ended June 30, 2015, as compared to $3.5 million for the same period in 2014. The increase of $0.6 million was primarily due to an increase in external emricasan clinical trial costs and higher personnel costs, including noncash stock-based compensation expense, partially offset by a decrease in external emricasan manufacturing costs.

General and Administrative Expenses

General and administrative expenses were $2.0 million in the three months ended June 30, 2015, as compared to $1.8 million for the same period in 2014. The increase of $0.2 million was primarily due to higher personnel costs, including noncash stock-based compensation expense.

Changes in components of Other Income (Expense) were as follows:

Interest Income

Interest income was $18,000 for the three months ended June 30, 2015, as compared to $15,000 for the same period in 2014. Interest income consisted of interest earned on our cash, cash equivalents and marketable securities.

Interest Expense

Interest expense was $18,000 for each of the three-month periods ended June 30, 2015 and 2014 and consisted of interest related to the $1.0 million promissory note payable to Pfizer Inc.

Other Income (Expense)

Other income was $7,000 for the three months ended June 30, 2015, as compared to $4,000 for the same period in 2014. Other income (expense) represents currency fluctuations in the conversion of account balances held in foreign currencies to U.S. dollars.

Comparison of the Six Months Ended June 30, 2015 and 2014

Research and Development Expenses

Research and development expenses were $8.0 million in the six months ended June 30, 2015, as compared to $7.1 million for the same period in 2014. The increase of $0.9 million was primarily due to an increase in external emricasan clinical trial costs and higher personnel costs, including noncash stock-based compensation expense, partially offset by a decrease in external emricasan manufacturing costs.

General and Administrative Expenses

General and administrative expenses were $4.1 million in the six months ended June 30, 2015, as compared to $3.4 million for the same period in 2014. The increase of $0.7 million was primarily due to higher personnel costs, including noncash stock-based compensation expense.

Changes in components of Other Income (Expense) were as follows:

Interest Income

Interest income was $29,000 for the six months ended June 30, 2015, as compared to $36,000 for the same period in 2014. Interest income consisted of interest earned on our cash, cash equivalents and marketable securities.

Interest Expense

Interest expense was $35,000 for each of the six-month periods ended June 30, 2015 and 2014 and consisted of interest related to the $1.0 million promissory note payable to Pfizer Inc.

Other Income (Expense)

Other expense was $2,000 for the six months ended June 30, 2015, as compared to other income of $3,000 for the same period in 2014. Other income (expense) represents currency fluctuations in the conversion of account balances held in foreign currencies to U.S. dollars.

Liquidity and Capital Resources

We have incurred losses since inception and negative cash flows from operating activities and, as of June 30, 2015, we had an accumulated deficit of $108.8 million. We anticipate that we will continue to incur net losses for the foreseeable future as we continue the development and potential commercialization of emricasan and incur additional costs associated with being a public company.

Prior to our IPO in July 2013, we funded our operations primarily through private placements of equity and convertible debt securities. In July 2013, we completed our IPO of 6,000,000 shares of common stock at an offering price of $11.00 per share. In April 2015, we completed a public offering of 4,025,000 shares of our common stock at a public offering price of $5.75 per share. We received net proceeds of $58.6 million and $21.4 million, respectively, from these offerings, after deducting underwriting discounts and commissions and offering-related transaction costs. At June 30, 2015, we had cash, cash equivalents and marketable securities of $48.1 million. We believe our existing cash, cash equivalents and marketable securities will be sufficient to fund our operations for at least the next 12 months. To fund further operations, we will need to raise additional capital. We plan to continue to fund losses from operations and capital funding needs through future equity and debt financing, as well as potential collaborations. The sale of additional equity or convertible debt could result in additional dilution to our stockholders. The incurrence of indebtedness would result in debt service obligations and could result in operating and financing covenants that would restrict our operations. No assurances can be provided that financing will be available in the amounts we need or on terms acceptable to us, if at all. If we are not able to secure adequate additional funding, we may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. Any of these actions could materially harm our business, results of operations and future prospects.

In August 2014, we entered into the Sales Agreement with MLV, pursuant to which we may sell from time to time, at our option, up to an aggregate of $50.0 million of shares of our common stock through MLV, as sales agent. Sales of our common stock made pursuant to the Sales Agreement, if any, will be made on The NASDAQ Global Market, or Nasdaq, under our Registration Statement on Form S-3 filed on August 14, 2014 by means of ordinary brokers’ transactions at market prices. Additionally, under the terms of the Sales Agreement, we may also sell shares of our common stock through MLV, on Nasdaq or otherwise, at negotiated prices or at prices related to the prevailing market price. Under the terms of the Sales Agreement, MLV may not engage in any proprietary trading or trading as principal for MLV’s own account. MLV will use its commercially reasonable efforts consistent with its normal trading and sales practices to sell our common stock from time to time, based upon our instructions (including any price, time or size limits or other customary parameters or conditions we may impose). We cannot provide any assurances that we will issue any shares pursuant to the Sales Agreement. We will pay a commission rate equal to up to 3% of the gross sales price per share sold. We have also agreed to provide MLV with customary indemnification and contribution rights. The Sales Agreement may be terminated by us or MLV at any time upon ten days’ notice to the other party, or by MLV at any time in certain circumstances, including the occurrence of an event that would be reasonably likely to have a material adverse effect on our assets, business, operations, earnings, properties, condition (financial or otherwise), prospects, stockholders’ equity or results of operations. As of June 30, 2015, no shares were issued pursuant to the Sales Agreement.

The following table sets forth a summary of the net cash flow activity for each of the periods set forth below:

	Six Months Ended June 30,
	2015	2014
Net cash used in operating activities	$(10,255,606)	$(9,011,541)
Net cash (used in) provided by investing activities	(12,186,176)	13,197,426
Net cash provided by financing activities	21,458,712	52,873

Net (decrease) increase in cash and cash equivalents	$(983,070)	$4,238,758

Net cash used in operating activities was $10.3 million and $9.0 million for the six months ended June 30, 2015 and 2014, respectively. The primary use of cash was to fund our operations related to the development of emricasan.

Net cash used in investing activities was $12.2 million for the six months ended June 30, 2015, which consisted primarily of cash used to purchase marketable securities, partially offset by proceeds from maturities of marketable securities. Net cash provided by investing activities was $13.2 million for the six months ended June 30, 2014, which consisted primarily of proceeds from maturities of marketable securities, partially offset by cash used to purchase marketable securities.

Net cash provided by financing activities was $21.5 million for the six months ended June 30, 2015, which consisted primarily of net proceeds from our public offering in April 2015, partially offset by deferred public offering costs related to the Sales Agreement. Our public offering in April 2015 and the Sales Agreement were registered under our Registration Statement on Form S-3 filed on August 14, 2014. For the six months ended June 30, 2014, net cash provided by financing activities was $53,000 due to proceeds from the exercise of stock options.

Contractual Obligations and Commitments

In February 2014, we entered into a lease agreement with The Point Office Partners, LLC for 9,954 rentable square feet of office space located in San Diego, California, with a lease term from July 2014 through December 2019 and a renewal option for an additional five years. In May 2015, we entered into a first amendment to the lease agreement for additional office space of 3,271 rentable square feet starting September 2015 through September 2020. The first amendment to the lease agreement also extended the term of the lease to September 2020. The monthly base rent, including the additional office space, will increase approximately 3% annually from $32,784 in 2015 to $39,268 in 2020.

As of June 30, 2015, there have been no other material changes outside the ordinary course of our business to the contractual obligations we reported in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Commitments” in our annual report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 13, 2015.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements (as defined by applicable regulations of the SEC) that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2015, there have been no material changes in our market risk from that described in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our annual report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission on March 13, 2015.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Unregistered Sales of Equity Securities

None.

Use of Proceeds

On July 24, 2013, our Registration Statement on Form S-1 (File No. 333-189305), which registered an aggregate amount of up to $69.0 million of our common stock, was declared effective by the Securities and Exchange Commission for our initial public offering, or IPO. On July 25, 2013, we filed a Registration Statement pursuant to Rule 462(b) (File No. 333-190115), which registered an additional aggregate amount of up to $6.9 million of our common stock. At the closing of our IPO on July 30, 2013, we sold 6,000,000 shares of common stock at an IPO price of $11.00 per share and received gross proceeds of $66.0 million, which resulted in net proceeds to us of $58.6 million, after underwriting discounts and commissions of $4.6 million and offering-related transaction costs of $2.8 million. None of the expenses associated with our IPO were paid to directors, officers, persons owning ten percent or more of any class of equity securities, or to their associates, or to our affiliates. Stifel, Nicolaus & Company, Incorporated and Piper Jaffray & Co. acted as joint book-running managers, and JMP Securities LLC and SunTrust Robinson Humphrey, Inc. acted as co-managers for our IPO. On August 23, 2013, the underwriters’ 30-day over-allotment option to purchase an additional 900,000 shares of common stock in our IPO expired without being exercised and the IPO terminated.

We intend to use the net offering proceeds to fund the clinical development of emricasan and for working capital and general corporate purposes. Pending use of the net proceeds, we plan to invest the net proceeds from our IPO in short- and intermediate-term, interest-bearing obligations, investment-grade instruments, certificates of deposit or direct or guaranteed obligations of the U.S. government. Through June 30, 2015, the net proceeds have been applied as follows: $17.3 million towards the clinical development of emricasan and $24.8 million towards working capital and general corporate purposes.

Issuer Purchases of Equity Securities

The following table contains information relating to the repurchases of our common stock made by us in the quarter ended June 30, 2015.

Period	Number of Shares Purchased(1)	Average Price Paid per Share	Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
April 1-30, 2015	26,517	$0.0825	—	—
May 1-31, 2015	—	—	—	—
June 1-30, 2015	—	—	—	—

Total	26,517	$0.0825	—	—

(1)	Represents unvested shares from the early exercise of employee stock options that were repurchased by us in connection with the termination of an employee, in accordance with the terms of such employee’s stock option agreement. We repurchased the shares from the holder at the original issue price. This repurchase was not made pursuant to a publicly announced plan or program to repurchase our stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

A list of exhibits is set forth on the Exhibit Index immediately following the signature page of this quarterly report on Form 10-Q and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONATUS PHARMACEUTICALS INC.

Date: August 7, 2015	/s/ Steven J. Mento, Ph.D.
Steven J. Mento, Ph.D.
President and Chief Executive Officer
(principal executive officer)

Date: August 7, 2015	/s/ Charles J. Cashion
Charles J. Cashion
Senior Vice President, Finance,
Chief Financial Officer and Secretary
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation

3.2(1)	Amended and Restated Bylaws

4.1(2)	Specimen Common Stock Certificate

4.2(3)	First Amended and Restated Investor Rights Agreement, dated February 9, 2011

4.3(3)	Form of Warrant issued to investors in the Registrant’s 2013 bridge financing

4.4(2)	Form of Warrant issued to lenders under the Loan and Security Agreement, dated July 3, 2013, by and among the Registrant, Oxford Finance LLC, Silicon Valley Bank and the other lenders party thereto

10.1(4)	First Amendment to Lease, dated May 29, 2015, by and between the Registrant and The Point Office Partners, LLC

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 1, 2013.
(2)	Incorporated by reference to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-189305), filed with the SEC on July 8, 2013.
(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 189305), filed with the SEC on June 14, 2013.
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 4, 2015.
*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the Registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.