Form 10-K
period 2015-12-31
Conatus Pharmaceuticals Inc.
filed 2016-03-11
CIK 1383701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $75.2 million, based on the closing price of the registrant’s common stock on The NASDAQ Global Market of $5.15 per share.

As of March 1, 2016, the registrant had 20,809,170 shares of common stock ($0.0001 par value) outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission by April 30, 2016 pursuant to Regulation 14A in connection with the registrant’s 2016 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

CONATUS PHARMACEUTICALS INC.

TABLE OF CONTENTS

FORM 10-K

For the Year Ended December 31, 2015

PART I

FORWARD-LOOKING STATEMENTS AND MARKET DATA

This annual report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts contained in this annual report, including statements regarding our future results of operations and financial position, business strategy, prospective products, product approvals, research and development costs, timing and likelihood of success, plans and objectives of management for future operations and future results of anticipated products, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. This annual report on Form 10-K also contains estimates and other statistical data made by independent parties and by us relating to market size and growth and other data about our industry. This data involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates. In addition, projections, assumptions and estimates of our future performance and the future performance of the markets in which we operate are necessarily subject to a high degree of uncertainty and risk.

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

Overview

We are a biotechnology company focused on the development and commercialization of novel medicines to treat liver disease. We are developing emricasan, a first-in-class, orally active pan-caspase protease inhibitor, for the treatment of patients with chronic liver disease. Emricasan is designed to reduce the activities of human caspases, which are enzymes that mediate inflammation and apoptosis. We believe that by reducing the activity of these enzymes, emricasan has the potential to interrupt the progression of liver disease and potentially provide treatment options in multiple areas of liver disease. To date, emricasan has been studied in over 650 subjects in sixteen clinical trials across a broad range of liver disease etiologies and stages of progression. Preclinical studies and clinical trials have yielded compelling results that suggest emricasan may have clinical utility in slowing or reversing the progression of liver disease regardless of the original cause of the disease.

Our two most recent cirrhosis trials enrolled and treated patients whose cirrhosis was due to a variety of etiologies, including hepatitis C virus, or HCV, infection, alcohol or nonalcoholic steatohepatitis, or NASH. However, based on communications with the U.S. Food and Drug Administration, or the FDA, recommending single-etiology clinical trials, we plan to focus on advancing toward initial registration of emricasan for patients with cirrhosis due to NASH, with parallel development toward registration of emricasan for patients with NASH fibrosis.

In February 2016, we announced that the FDA granted Fast Track designation to the emricasan development program for the treatment of liver cirrhosis caused by NASH. The Fast Track program provides greater access to the FDA in order to expedite review of drugs that have demonstrated the potential to treat serious or life-threatening conditions.

Our current clinical program for emricasan includes the following:

ENCORE Clinical Trials:  In November 2015, we announced plans to conduct a set of parallel EmricasaN, a Caspase inhibitOR, for Evaluation clinical trials, or the ENCORE trials, designed to provide further information on doses leading to clinically relevant efficacy, including improvement in biopsy-proven fibrosis and inflammation in patients with NASH fibrosis, and improvement in severe portal hypertension and hepatic function in patients with NASH cirrhosis. The ENCORE trials are also designed to provide safety data to support the initial registration of emricasan for chronic administration in patients with liver cirrhosis. Depending on the strength of the efficacy and safety data, we believe the ENCORE trials could warrant discussions with regulatory agencies regarding potential accelerated approval. However, the decision to pursue such an accelerated approval will depend on multiple factors, including the size of the efficacy and safety database, the strength of the efficacy and safety data, the adequacy of the dose ranging data, and the regulatory agencies’ acceptance of a surrogate endpoint for trials of emricasan in patients with liver cirrhosis.

We intend to initiate the following ENCORE trials on a staggered basis through early 2017, as resources permit, and expect top-line results to be available periodically beginning in the first half of 2018, which we believe could position us to advance directly to filing for accelerated approval of emricasan in NASH cirrhosis:

•

ENCORE-NF:  In January 2016, we initiated a Phase 2b clinical trial evaluating emricasan’s potential long-term benefits for patients with liver fibrosis resulting from NASH. This randomized, double blind, placebo-controlled clinical trial will evaluate the effect of emricasan in reducing fibrosis and steatohepatitis in approximately 330 patients with NASH fibrosis but not cirrhosis. Patients in this trial will be treated for 18 months. The primary endpoint will be a biopsy-based change in fibrosis by at least one stage using the NASH Clinical Research Network Histologic Scoring System, without worsening of steatohepatitis. Top-line results from the ENCORE-NF trial are expected in 2018.

•

ENCORE-PH:  A planned randomized, double-blind, placebo-controlled clinical trial will evaluate the effect of emricasan in reducing hepatic venous pressure gradient, or HVPG, in approximately 160 patients with clinically significant portal hypertension and impaired hepatic function with liver cirrhosis due to NASH. Patients in this trial will be treated for six months.

•

ENCORE-LF:  A planned randomized, double-blind, placebo-controlled clinical trial, pending results from the ongoing Phase 2 liver cirrhosis trial, discussed below, will assess long-term liver function endpoints of Model for End-stage Liver Disease, or MELD, or Child-Pugh-Turcotte, or CPT, related serum biomarkers and laboratory parameters associated with liver function, and will collect chronic administration safety information in patients with compensated NASH cirrhosis and MELD scores at baseline of ≥15.

•

ENCORE-XT:  A planned extension clinical trial will continue treatment for at least an additional 18 months, for a total of at least two years, in patients who complete the ENCORE-PH trial or the ENCORE-LF trial, with continued monitoring for efficacy, safety, clinical outcomes and health-related quality of life

We also plan to conduct additional single-etiology trials, as resources permit, to address patient populations with cirrhosis due to alcohol and/or HCV. We expect the ENCORE trials to build on the data from our recently completed clinical trials which have demonstrated emricasan’s ability to provide improvements in validated functional surrogate endpoints of portal hypertension and liver function.

Phase 2 Liver Cirrhosis Clinical Trial:  In September 2014, we initiated a six-month two-stage Phase 2 clinical trial in patients with liver cirrhosis due to different etiologies, including NASH, mild to moderate liver impairment and a MELD score of 11 to 18 during the screening period. In the first stage, which was double-blind and placebo-controlled, 86 patients from 26 U.S. sites were randomized 1:1 to receive either 25 mg of emricasan or placebo orally twice daily for three months. In January 2016, we announced that the results of the first stage of the trial showed a statistically significant reduction in cleaved Cytokeratin 18, or cCK18, a mechanism-specific biomarker of excessive cell death that contributes to chronic inflammation vs. placebo in the overall patient population when adjusted for differences between treatment and placebo groups in baseline MELD score and disease etiology as specified in the trial statistical analysis plan. Collectively, two key secondary endpoints and clinically relevant measures of liver function, MELD score and CPT score, along with other key liver function parameters, demonstrated favorable trends vs. placebo in the overall patient population after three months of treatment. The trends in the overall patient population were driven by statistically significant improvements in a subgroup of patients with baseline MELD scores ≥15. The overall safety profile was similar in the emricasan and placebo groups with regard to both serious and other adverse events.

In the second stage, which is open-label, all patients either on emricasan or placebo receive emricasan for an additional three months. Six-month data from patients who continued treatment and three-month data from placebo patients who crossed over to emricasan treatment are expected in the second quarter of 2016. This data will inform our decision of whether to assess long-term liver function endpoints of MELD and/or CPT in our planned ENCORE-LF trial. Additionally, we expect that the six-month trial data will allow us to determine, with the continued engagement of the regulatory authorities, whether the ENCORE-LF clinical trial, originally planned as a Phase 2 clinical trial, may be redesigned to qualify as a Phase 3 clinical trial.

Phase 2 Portal Hypertension Clinical Trial: In September 2014, we initiated an exploratory, open-label Phase 2 clinical trial of emricasan in patients with liver cirrhosis due to different etiologies and portal hypertension confirmed by HVPG procedure upon enrollment. Patients in this trial received 25 mg of emricasan orally twice daily for 28 days. The clinical trial was conducted at nine U.S. sites and enrolled 23 patients, 22 of whom were evaluable, with portal hypertension and compensated liver cirrhosis that was predominantly due to NASH or HCV, including patients with active HCV infection and patients who had a sustained viral response, or SVR, to antiviral therapy. We announced in September 2015 that the clinical trial met the following primary endpoints:  a) a clinically meaningful and statistically significant change from baseline in HVPG in patients with liver cirrhosis and severe portal hypertension (HVPG ≥12 mmHg); and b) a statistically significant change from baseline in cCK18 in the total evaluable patient population. Consistent with results from prior trials, emricasan was safe and well tolerated in the trial, with no dose-limiting toxicities and no drug-related serious adverse events. We believe the results of this trial demonstrate that reduction in HVPG is an appropriate endpoint for our planned ENCORE-PH trial, which will evaluate emricasan’s ability to reduce HVPG in patients with NASH cirrhosis.

Phase 2 POLT-HCV-SVR Clinical Trial:  In May 2014, we initiated a double-blind, placebo-controlled Phase 2b clinical trial in approximately 60 post-orthotopic liver transplant, or POLT, recipients with reestablished liver fibrosis post-transplant as a result of recurrent HCV infection who have successfully achieved an SVR following HCV antiviral therapy, or POLT-HCV-SVR, patients with residual fibrosis or cirrhosis, classified as Ishak Fibrosis Score 2-6, who will receive 25 mg of emricasan or placebo orally twice daily for two years. The primary endpoint in this exploratory proof-of-concept trial is the change in the Ishak Fibrosis Score compared with placebo. The trial will also evaluate histological markers of inflammation, key serum biomarkers, and the safety and tolerability of emricasan. Top-line results are expected in the first half of 2018. This trial, in addition to our recently initiated ENCORE-NF trial, is expected to help determine emricasan’s effectiveness in halting and/or reducing liver fibrosis.

Our Team

Our senior management team includes former senior executives of Idun Pharmaceuticals, Inc., or Idun. At Idun, these senior executives discovered and led the development of Idun’s lead asset emricasan, which was then known as IDN-6556, until the company was sold to Pfizer Inc. in July 2005. We acquired the global rights to emricasan from Pfizer, where it was known as PF-3491390, in July 2010. At both Idun and Pfizer, emricasan was being developed for the treatment of liver fibrosis. Due to our experience, we believe we can successfully develop emricasan for the treatment of one or more liver diseases, including liver cirrhosis and NASH fibrosis.

Our Strategy

Our strategy is to develop and commercialize medicines to treat liver disease and associated fibrotic and cirrhotic indications in areas of high unmet medical need. The key elements of our strategy are to:

•

Focus initial development of emricasan on the treatment of liver diseases with high unmet medical need and in small, identifiable and manageable patient populations. We believe that by inhibiting the caspases responsible for inflammation and apoptosis in the liver, emricasan has the potential to stabilize and improve liver function and to slow liver disease progression in patients with liver cirrhosis. We plan to focus on advancing emricasan toward initial registration for patients with NASH cirrhosis. We expect the size and cost of the required clinical trials in these patients to be manageable for our company.  We also plan to, in parallel with our NASH cirrhosis plans, development toward registration of emricasan for patients with NASH fibrosis. In addition, we plan to conduct future supportive clinical trials addressing additional patient populations.

•

Pursue accelerated pathways for regulatory approval in the United States and the European Union, or the EU. In February 2016, we received Fast Track designation from the FDA for the emricasan development program for the treatment of liver cirrhosis caused by NASH. Based on our initial development focus of emricasan on liver diseases with high unmet medical need in small, identifiable and manageable patient populations, we believe additional accelerated pathways for regulatory approval may be applicable in the United States and the EU. We plan to continue to discuss our clinical development and regulatory strategy for emricasan with the FDA and regulatory authorities in the EU.

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

•

Evaluate strategic partnerships to maximize the commercial potential of emricasan. We plan to evaluate opportunities to partner emricasan with pharmaceutical companies that have established sales and marketing capabilities in regions outside of North America. We may also partner with a pharmaceutical company that has global capabilities to evaluate emricasan in larger patient populations with earlier stages of liver disease for which we believe it may also be effective, such as liver fibrosis from NASH.

Overview of Liver Disease

The liver is the largest internal organ in the human body and its proper function is indispensable for many critical metabolic functions, including the regulation of lipid and sugar metabolism, the production of important proteins, including those involved in blood clotting, and purification of blood. There are over 100 described diseases of the liver, and because of its many functions, these can be highly debilitating and life-threatening unless effectively treated. Liver diseases can result from injury to the liver caused by a variety of insults, including HCV, hepatitis B virus, or HBV, obesity, chronic excessive alcohol use or autoimmune diseases. Regardless of the underlying cause of the disease, there are important similarities in the disease progression including increased inflammatory activity and excessive liver cell apoptosis, which if unresolved leads to fibrosis. Fibrosis, if allowed to progress, will lead to cirrhosis, or excessive scarring of the liver, and eventually reduced liver function. Some patients with liver cirrhosis have a partially functioning liver and may appear asymptomatic for long periods of time, which is referred to as compensated liver disease. Decompensated liver disease is when the liver is unable to perform its normal functions. Many people with active liver disease remain undiagnosed largely because liver disease patients are often asymptomatic for many years. The National Institutes of Health, or NIH, estimates that 5.5 million Americans have chronic liver disease or cirrhosis, and liver disease is the twelfth leading cause of death in the United States. According to the European Association for the Study of the Liver, 29 million Europeans have chronic liver disease, and liver disease represents approximately two percent of deaths annually. In the United States in 2014, there were more than 6,500 liver transplants performed but more than 1,500 patients died waiting for a transplant and more than 1,000 patients were removed from the transplant list because they were too sick to undergo the transplant surgery. At the end of 2014, there were more than 12,000 active candidates on the transplant waiting list in the United States.

Liver disease is often first detected as hepatitis, which is defined as inflammation of the liver. Hepatitis is easily detected by a routine laboratory test to measure blood levels of the liver enzyme alanine aminotransferase, or ALT. ALT is elevated in almost all early- to mid-stage liver diseases and represents an overall measure of liver inflammation and liver cell death. NASH is becoming more common and it is typically suspected when a patient has elevated ALT or AST and no evidence or history of viral hepatitis or excessive alcohol use. As liver disease progresses, fibrotic scar tissue will begin to replace healthy liver tissue and over time will reduce the liver’s ability to function properly. A liver biopsy is used to diagnose fibrosis and determine how much liver scarring has developed. If fibrosis is allowed to progress, it will lead to cirrhosis. As liver cirrhosis becomes progressively worse, all aspects of liver function will dramatically decline.

Patients with liver cirrhosis suffer from continual disease progression, which may eventually lead them to require liver transplantation. Despite advances in liver transplantation, morbidity and mortality in the liver cirrhosis patient population remains high with some patients ineligible for a liver transplant and others unable to be matched with a suitable donor liver. Patients who receive liver transplants as a result of HCV infection are at risk of residual HCV still being present in the patient’s blood, which can immediately infect the new liver, thus increasing the risk of accelerated inflammation and fibrosis. Even after successful treatment with drugs designed to clear the HCV infection, fibrotic changes in the liver may persist for many years. Liver fibrosis is often evaluated using the standard Ishak Fibrosis Score, which stages the severity of fibrosis and/or cirrhosis. If emricasan demonstrates the ability to halt the progression of fibrosis or cirrhosis in the patient populations we are studying, we believe that this could serve as a basis to evaluate emricasan for additional indications in patients at earlier stages of liver fibrosis resulting from diseases that we are not currently studying, such as pre-transplant HCV, HBV, chronic excessive alcohol use or autoimmune diseases.

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

Another important marker of liver cell death is a protein fragment called cCK18. During apoptosis, a key structural protein within the cell called Cytokeratin 18, or CK18, is specifically cleaved by caspases, which results in the release of cCK18 into the blood stream. cCK18 is easily detected in the blood with a commercially-available test and is a mechanism-specific biomarker of apoptosis and caspase activity. Unlike ALT, cCK18 is elevated in patients with advanced cirrhosis. Importantly, cCK18 is also present in healthy subjects and multiple studies have demonstrated an approximate basal level in healthy subjects.

Numerous independent clinical trials and published studies have demonstrated the utility of cCK18 for detecting and gauging the severity of ongoing liver disease across a variety of disease etiologies. These studies have demonstrated correlations between disease and cCK18 levels in patients with liver cirrhosis, NASH, HCV and various other liver disease indications. For example, serum cCK18 levels corresponded well to an improvement in liver histology in two clinical trials of NASH in adults and children respectively. Moreover, it has been shown that in HCV patients, the severity of liver disease was associated with cCK18 levels and apoptosis, such that the more severe the disease, the higher the serum level of cCK18. In liver cirrhosis patients, studies have shown that cCK18 levels are elevated and correlate with liver inflammation and cholestasis. In POLT patients with recurrent HCV, it has been shown that cCK18 levels and apoptosis were significantly elevated in liver biopsies as determined by immunohistochemical analysis. We believe these studies demonstrate the relationship between elevated cCK18 levels and severity of liver disease and that cCK18 is an important biomarker of excessive apoptosis in liver disease.

Emricasan

Emricasan is a first-in-class, proprietary and orally active caspase protease inhibitor designed to slow or halt the progression of chronic liver disease caused by fibrosis and cirrhosis. To date, emricasan has been administered to over 650 subjects in eight Phase 1 and eight Phase 2 clinical trials and has been generally well-tolerated in both healthy volunteers and patients with liver disease. In particular, we have completed two placebo-controlled Phase 2 clinical trials in patients with liver disease showing statistically significant reductions in ALT levels that occur rapidly, within as little as one day after initiation of therapy, and are maintained throughout the treatment period. In our 204-patient Phase 2b clinical trial, we also measured cCK18. Statistically significant reductions in cCK18 were demonstrated in this clinical trial as early as three hours post-dosing and were maintained for the duration of dosing. Furthermore, recent clinical trial results have demonstrated emricasan’s ability to provide significant improvements in validated functional surrogate endpoints of portal hypertension and liver function across a variety of etiologies in the subgroups of liver cirrhosis patients with high medical need. Emricasan has been generally well-tolerated in all of the clinical trials. Emricasan has also been extensively profiled in in vitro tests and studied in many preclinical models of human disease.

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

Clinical Data

To date, emricasan has been studied in over 650 subjects in eight Phase 1 clinical trials and eight Phase 2 clinical trials. This includes approximately 450 subjects with liver disease, 50 liver transplant subjects and 150 healthy volunteers receiving single or multiple doses of emricasan ranging from 1 to 500 mg per day orally or 0.1 to 10 mg/kg per day intravenously for up to 12 weeks. Emricasan has demonstrated evidence of a beneficial effect on serological biomarkers in patients with chronic liver disease independent of the cause of disease. Favorable changes have been observed in functional biomarkers of liver damage and inflammation, such as ALT and AST, and mechanistic biomarkers, such as cCK18 and caspase activity, indicating that emricasan works by the presumed mechanism of action of inhibiting apoptosis of liver cells. Importantly, clinical trials have also demonstrated that emricasan does not inhibit normal levels of caspase activity in healthy individuals. Emricasan has been generally well-tolerated in clinical trials completed to date.

Phase 2 Clinical Trials

We have conducted eight Phase 2 clinical trials in subjects with both single and multiple-dose administration of emricasan. The objective of these trials was to examine the safety, tolerability, pharmacokinetics, or PK, and, in some trials, the mechanistic pharmacodynamics, or PD, of emricasan. As shown in Figure 3 below, emricasan was generally well-tolerated in all eight Phase 2 clinical trials.

Figure 3. Emricasan Phase 2 Clinical Trial Summary

Trial Design	Subjects	Dosing/ Days	Outcome
Phase 2 Trial of IDN-6556 in Subjects with Liver Cirrhosis	86 (US)	BID/ 12 weeks	(double-blind, placebo-controlled stage)
Phase 2 Trial of IDN-6556 in Cirrhotic Subjects with Portal Hypertension	23 (US)	BID/ 28 days	Well tolerated; reduction in HVPG in patients with liver cirrhosis and severe portal hypertension
Phase 2 Trial of IDN-6556 in Subjects with NAFLD and Raised Transaminases	38 (US)	BID/ 28 days	Well tolerated; reduction in ALT
Phase 2b Pharmacokinetic and Pharmacodynamic Clinical Trial in Acute-on-chronic Liver Failure Patients	21 (US, EU)	BID/ 28 days	Well tolerated: dose-related responses in elevated biomarkers
Phase 2b Dose Response Trial in HCV Patients (Study A8491003)	204 (US)	BID/ 12 weeks	Well tolerated; improved liver enzymes (ALT and AST)
Phase 2 Ascending Dose Trial in Patients with Hepatic Impairment (Study A8491004)	105 (US)	QD, BID, TID/ 14 days	Well tolerated; improved liver enzymes (ALT)
Phase 2 Ascending Dose Crossover Trial in Patients with HCV and Liver Fibrosis (Study A8491010)	24 (US)	Various	Discontinued prematurely; formal statistical tests were not performed
Phase 2 Trial of IDN-6556 in Patients with Severe Alcoholic Hepatitis and Contradictions to Steroid Therapy	5 (US)	BID/ 28 days	Dosing complete

Phase 2 Clinical Trial of IDN-6556 in Subjects with Liver Cirrhosis

In January 2016, we announced results from the three-month, double-blind, placebo-controlled stage of the six-month Phase 2 clinical trial in patients with liver cirrhosis due to different etiologies, mild to moderate liver impairment and a MELD score of 11 to 18 during the screening period. These results showed a statistically significant reduction in cCK18 vs. placebo (p=0.04) in the overall patient population when adjusted for differences between treatment and placebo groups in baseline MELD score and disease etiology as specified in the trial statistical analysis plan. cCK18 is a mechanism-specific biomarker of caspase-driven cell death. Multiple additional liver disease biomarkers achieved statistically significant reductions vs. placebo in the overall patient population after three months of treatment, while others achieved positive trends, as shown in Figure 4 below.

Figure 4. Phase 2 Clinical Trial Biomarker Results

Overall Patient Population	Placebo (N=42)		Emricasan (N=44)		p-value*
	Baseline	Change at Month 3†	Baseline	Change at Month 3†
cCK18 (U/L)	296	+9.3%	289	-4.6%	0.04
Caspase 3/7 (RLU)	2503	+8.8%	2656	-45.5%	<0.0001
flCK18 (U/L)	582	-3%	714	-18%	0.005
ALT (U/L)	25.5	-1.0	27.5	-3.0	0.03
AST (U/L)	41.5	-1.5	50.0	-5.0	0.08

*p-values for treatment effect at Month 3, adjusting for baseline, MELD, etiology; not adjusted for multiple testing.

†Based on last observation carried forward. Data presented are geometric mean for baseline cCK18, caspase 3/7, flCK18, and median change for ALT and AST.

Collectively, two key secondary endpoints and clinically relevant measures of liver function, MELD score and CPT score, along with other key liver function parameters, demonstrated favorable trends vs. placebo in the overall patient population after three months of treatment, as shown in Figure 5 below.

Figure 5. Phase 2 Clinical Trial Secondary Endpoint Results for Overall Patient Population

Overall Patient Population	Placebo (N=42)		Emricasan (N=44)		p-value*
	Baseline	Change at Month 3†	Baseline	Change at Month 3†
MELD score	12.9	+0.1	12.8	–0.1	0.50
CPT score	6.9	+0.1	6.9	–0.2	0.10
Total bilirubin (mg/dL)	2.59	+0.07	2.25	–0.05	0.19
INR	1.31	+0.02	1.33	–0.02	0.12
Albumin (g/dL)	3.48	+0.06	3.46	+0.02	0.38
*p-values for treatment effect at Month 3, adjusting for baseline, MELD, etiology; not adjusted for multiple testing. †Based on last observation carried forward.

The trends in the overall patient population were driven by statistically significant improvements in a subgroup of patients with baseline MELD scores ≥15, as shown in Figure 6 below.

Figure 6. Phase 2 Clinical Trial Secondary Endpoint Results for Patient Population with Baseline MELD Scores ≥15

Baseline MELD Score ≥15 Patient Population	Placebo (N=10)		Emricasan (N=9)		p-value*
	Baseline	Change at Month 3†	Baseline	Change at Month 3†
MELD score	16.3	+0.6	16.0	–1.6	0.003
CPT score	8.2	+0.6	7.8	–0.6	0.003
Total bilirubin (mg/dL)	4.30	–0.06	3.17	–0.55	0.03
INR	1.45	+0.06	1.54	–0.14	0.0004
Albumin (g/dL)	3.19	+0.05	3.41	+0.07	0.78
*p-values for treatment effect at Month 3, adjusting for baseline, MELD, etiology; not adjusted for multiple testing. †Based on last observation carried forward.

Additional analyses of the three-month data showed the following treatment effects in this subgroup: a) a 1.6 reduction in mean MELD score with emricasan compared to a 0.6 increase with placebo (p=0.003) with (i) six of nine patients achieving at least 2-point reductions in MELD score compared to two of ten with placebo and (ii) four of nine patients achieving reductions in MELD score to ≤14 compared to one of ten with placebo; and b) a 0.6 reduction in mean CPT score with emricasan vs. a 0.6 increase with placebo (p=0.003) with (i) four of nine patients achieving at least a 1-point decrease in CPT score compared to two of ten with placebo and (ii) zero of nine patients experiencing an increase in CPT by at least 1-point compared to four of ten with placebo. Consistent with our previous clinical trials, emricasan was generally well-tolerated in the placebo-controlled stage of the trial, and the overall safety profile was similar in the emricasan and placebo groups with regard to both serious and other adverse events.

The double-blind, placebo-controlled stage of this clinical trial was conducted at 26 U.S. sites and enrolled 86 patients. Among the 86 subjects enrolled and dosed, liver cirrhosis etiologies included alcohol (38%), hepatitis C virus (29%), non-alcoholic steatohepatitis (23%), and other causes (9%). Baseline MELD scores were ≤14 in 78% of enrolled subjects and ≥15 in 22% of enrolled subjects. Baseline CPT status was A (CPT score of 5-6) in 43% of subjects and B (CPT score of 7-9) in 56% of subjects. Six-month data from patients who continued treatment and three-month data from placebo patients who crossed over to emricasan treatment are expected in the second quarter of 2016.

Phase 2 Trial of IDN-6556 in Cirrhotic Subjects with Portal Hypertension

We announced in September 2015 that the open-label Phase 2 clinical trial of emricasan in patients with liver cirrhosis due to different etiologies and portal hypertension confirmed by HVPG procedure upon enrollment met the following primary endpoints:  a) a clinically meaningful and statistically significant change from baseline in HVPG in patients with liver cirrhosis and severe portal hypertension (HVPG ≥12 mmHg); and b) a statistically significant change from baseline in cCK18 in the total evaluable patient population. Portal hypertension was confirmed by HVPG measurement > 5 mmHg at baseline and measured again after treatment with 25 mg of emricasan orally twice daily for 28 days. Patients were divided according to the HVPG therapeutic threshold of 12 mmHg, which indicates more severe portal hypertension. Reducing the HVPG to below 12 mmHg or reducing HVPG by ≥10% or ≥20% has been strongly associated with clinical benefit in this patient population. The HVPG endpoint was analyzed in: a) patients with baseline HVPG values ≥12 mmHg (N=12); b) patients with baseline HVPG values <12 mmHg (N=10); and c) all evaluable patients (N=22). HVPG measurement was standardized, and tracings were evaluated by a single expert reader not otherwise involved in the trial. HVPG decreased by a mean of 3.7 mmHg from the mean baseline of 20.6 mmHg in the ≥12 mmHg baseline HVPG group (p < 0.003), with 8 of 12 patients achieving a ≥10% decrease, 4 of 12 patients achieving a ≥20% decrease, and 2 of 12 patients achieving reductions below 12 mmHg. The changes from baseline HVPG were not statistically significant in the <12 mmHg baseline HVPG group (+1.9 mmHg mean increase from mean baseline of 8.1 mmHg; p=0.12) or the total evaluable patient population (-1.1 mmHg from mean baseline of 15.2 mmHg; p=0.26). Sensitivity analysis using an HVPG cutoff of 10 mmHg yielded similar results. The cCK18 endpoint, analyzed in the total evaluable patient population, showed a statistically significant reduction (p < 0.03) from baseline.

Consistent with results from prior trials, emricasan was safe and well tolerated in the trial, with no dose-limiting toxicities and no drug-related serious adverse events. One subject discontinued the trial early for non-serious adverse events and one subject had three serious adverse events ten days after the last emricasan dose, assessed as unrelated to treatment. There were no significant changes in blood pressure or heart rate. ALT and AST levels decreased significantly in the entire group and in those with an HVPG ≥12 mmHg. This clinical trial was conducted at nine U.S. sites and enrolled 23 patients, 22 of whom were evaluable, with portal hypertension and compensated liver cirrhosis that was predominantly due to NASH or HCV, including patients with active HCV infection and patients who had an SVR to antiviral therapy.

Phase 2 Clinical Trial of IDN-6556 in Subjects with Nonalcoholic Fatty Liver Disease and Raised Transaminases

In March 2015, we announced top-line results from our Phase 2 double-blind, placebo-controlled clinical trial of emricasan in 38 patients with nonalcoholic fatty liver disease, NAFLD, including the subset of NAFLD patients with NASH. The trial met its primary endpoint, showing a statistically significant (p<0.05) reduction in ALT in patients treated for 28 days with emricasan at 25 mg twice per day dosing compared to patients in the placebo control group. Reductions from baseline in ALT at Day 28 of approximately 39% in the emricasan treatment arm and approximately 14% in the placebo arm were similar to results observed in previous trials. Elevated baseline levels of three key serum biomarkers – cCK18, full-length cytokeratin 18, a biomarker of more generalized cell death, or flCK18, and caspase 3/7 – also showed statistically significant reductions from baseline in emricasan-treated patients at Day 28. A reduction from baseline in cCK18 at Day 28 of approximately 30% in the emricasan treatment arm and an increase from baseline of approximately 4% in the placebo arm were similar to results observed in previous trials. The reduction in serum cCK18 levels demonstrated that emricasan can effectively reduce inflammation and elevated levels of apoptosis in NAFLD/NASH patients. Emricasan was safe and well tolerated in the NAFLD/NASH trial, with no dose-limiting toxicities and no drug-related serious adverse events. Treatment with emricasan also had no adverse effects on lipid levels or insulin sensitivity, important safety assessments in NAFLD/NASH patients who are at risk for cardiovascular disease.

Phase 2b Pharmacokinetic and Pharmacodynamic Clinical Trial in Acute-on-chronic Liver Failure Patients

In January 2015, we completed a Phase 2b dose ranging clinical trial in acute-on-chronic liver failure, or ACLF, patients. The ACLF clinical trial was designed to assess the PK and PD of emricasan, as well as biomarker and clinical responses, following twice daily, or BID, oral dosing of emricasan or placebo for 28 days. Patients were randomized to receive either placebo, 5 mg, 25 mg or 50 mg emricasan BID. The primary objective in this 28-day dosing trial was to evaluate the PK and PD together with the safety of emricasan to determine whether any dosing adjustments are needed in this critically ill patient population. We measured changes in liver function (creatinine, bilirubin and International Normalized Ratio), changes in biomarkers (ALT, cCK18, Caspase 3/7 and Interleukin 18), time to clinical worsening, or TTCW, which is defined as the first occurrence of liver transplant, progression to next organ failure or death and changes in extra-hepatic organ function. Twenty of 21 patients enrolled in the ACLF clinical trial had alcohol-associated liver disease, consistent with alcoholic liver disease being a major contributor to the ACLF patient population.

ALT levels were not increased in the ACLF patient population. By contrast, levels of mechanism-specific biomarkers of caspase activity and inflammation – cCK18, Caspase 3/7, IL-18 and flCK18 were all elevated at baseline, demonstrating their important role in the ACLF disease process. Dose-related responses to emricasan in elevated biomarkers were apparent with no response noted in the placebo cohort, limited or no response in the 5 mg BID cohort, an initial rapid but transitory response in the 25 mg BID cohort, and a rapid and sustained response in almost all of the 50 mg BID cohort. Emricasan 25 mg and 50 mg BID oral dosing reduced cCK18, flCK18 and Caspase 3/7 levels within 24 hours post administration (Study Day 2) by at least 30%. More modest ~20% reductions in elevated IL-18 levels were also observed in the 25 mg and 50 mg BID cohorts by Day 7. Only the emricasan 50 mg dose resulted in sustained reductions in cCK18 over the entire dosing period in the majority of patients. The median reduction in the 50 mg BID cohort on Day 2 was 54% compared with a median reduction of 7%, 13% and 44% in the placebo, 5 mg and 25 mg cohorts, respectively. The observed reduction in cCK18 was maintained in the 50 mg BID cohort (median reduction of 56% and 50% on Day 4 and Day 7, respectively) but not maintained in the other cohorts. Emricasan exposure after the first dose was more than twice the exposure in patients with stable severe hepatic impairment. Emricasan was well-tolerated and there were no drug-related serious adverse events or dose-limiting toxicities. Adverse events observed were reflective of the patient populations being studied.

Phase 1 Clinical Trials

We have conducted eight Phase 1 clinical trials in subjects with both single and multiple-dose administration of emricasan. The objective of these trials was to examine the safety, tolerability, PK and, in some trials, the mechanistic PD of emricasan. As shown in Figure 7 below, emricasan was generally well-tolerated in all eight Phase 1 clinical trials.

Figure 7. Emricasan Phase 1 Clinical Trial Summary

Trial Design	Subjects		Dosing/ Days	Outcome
Safety and PK Study in Healthy and Liver Impaired Subjects	76	(US)	QD/ 7 days	Well tolerated; improved liver enzymes (ALT)
Randomized, Open-label, PK Dose Proportionality Study in Healthy Subjects	24	(US)	Single dose	Well tolerated; PK profiled
Randomized, Placebo-controlled, Drug-drug Interaction, or DDI, Study with Ketoconazole in Healthy Subjects	24	(EU)	Single dose	Well tolerated; no drug-drug-interaction with ketoconazole
Double-blind, Randomized, Placebo-controlled, PK Multiple (escalating) Dose Study in Healthy Subjects	32	(EU)	BID/ 14 days	Well tolerated; PK profiled
Randomized, Double-blind, Parallel Group Placebo-controlled, PK Multiple (escalating) Dose Study in Healthy Asian Subjects	20	(EU, Asia)	BID/ 15 days	Well tolerated; no difference in PK in Asian population
Randomized, Placebo-controlled, DDI Study with Cyclosporine and Measurement of cCK18 Levels in Healthy Subjects	15	(EU)	QD/BID/10 days	Well tolerated; no effect on cyclosporine; no effect on cCK18 levels
PK and PD Study of IDN-6556 in Subjects With Hepatic Impairment and Matched Healthy Volunteers	36	(US)	Single dose	Well tolerated; PK profiled; reduction of the PD markers, cCK18, flCK18 and caspase 3/7
PK and PD Study of IDN-6556 in Subjects With Severe Renal Impairment and Matched Healthy Volunteers	15	(US)	Single dose	Well tolerated; no effect on cCK18 levels

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

Emricasan History

Emricasan was initially discovered and developed by researchers at Idun, where the company was developing a new class of drugs that modulate caspases involved in the apoptosis and inflammation pathways. Idun, co-founded by Nobel Prize winner H. Robert Horvitz, Ph.D. for his work in the apoptosis field, was uniquely positioned as a leading expert in translating apoptosis research into drug development candidates. Emricasan was Idun’s lead program when Pfizer acquired the company for $298 million in 2005.

When we acquired emricasan through the acquisition of Idun from Pfizer in 2010, emricasan was on clinical hold in the United States due to an observation of inflammatory infiltrates in mice that Pfizer saw in a preclinical study and reported to the FDA in 2007. Pfizer performed additional preclinical studies attempting to characterize the nature of the inflammatory infiltrates, but did not carry out a formal carcinogenicity study to evaluate whether or not the infiltrates progressed to cancer. These infiltrates observed in mice were not observed in any other species. In 2008, Pfizer stopped work on the program. After acquiring emricasan in 2010, we conducted a thorough internal review of these studies and commissioned several independent experts to review all of the available data. The analysis provided by these experts unanimously concluded that these inflammatory infiltrates did not represent pre-

cancerous lesions, nor were these infiltrates likely to progress to cancer. Additionally, a comprehensive analysis of available apoptosis literature supported the conclusion that the infiltrates were not likely to be precursors to cancer.

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

Our Clinical Development Plans

We plan to focus on advancing toward initial registration of emricasan for patients with NASH cirrhosis, with parallel development toward registration of emricasan for patients with NASH fibrosis, and supportive clinical trials addressing additional patient populations. We plan to conduct a set of parallel trials, the ENCORE trials, designed to evaluate multiple doses of emricasan over various treatment durations in chronic liver disease of different etiologies and disease stages. The ENCORE trials are designed to provide further information on doses leading to clinically relevant efficacy, including improvement in biopsy-proven fibrosis and inflammation in patients with NASH fibrosis, and improvement in severe portal hypertension and hepatic function in patients with NASH cirrhosis. The ENCORE trials are also designed to provide safety data to support the initial registration of emricasan for chronic administration in patients with liver cirrhosis. Depending on the strength of the efficacy and safety data, we believe the ENCORE trials could warrant discussions with regulatory agencies regarding potential accelerated approval. However, the decision to pursue such an accelerated approval will depend on multiple factors, including the size of the efficacy and safety database, the strength of the efficacy and safety data, the adequacy of the dose ranging data, and the regulatory agencies’ acceptance of a surrogate endpoint for trials of emricasan in patients with liver cirrhosis. We plan to initiate the ENCORE trials on a staggered basis through early 2017 as resources permit and expect top-line results to be available periodically beginning in the first half of 2018.

Emricasan in Liver Cirrhosis

Medical Need and Market Opportunity

The patients with chronic liver disease that we are studying suffer from compensated or decompensated liver cirrhosis, as well as potentially portal hypertension. The continual disease progression may eventually lead such patients to require liver transplantation, in which the diseased liver is replaced by a donor liver or part thereof. The cause of the chronic decompensation or liver failure may vary, and includes infections, such as subacute bacterial peritonitis, HCV or HBV, metabolic causes, such as NASH, autoimmune diseases and alcohol. Eventually, these patients will progress to the point where, if eligible, they may require transplantation. Objectives for the management of patients with liver cirrhosis and portal hypertension include specific treatment of any identifiable causes of chronic liver function, such as HCV or HBV, and prevention of the development or progression of signs of decompensation, including portal pressure, ascites, hepatic encephalopathy and esophageal varices, with or without hemorrhage, in order for the patient to be eligible for transplant. Independent published studies have shown that levels of cCK18, a key biomarker of inflammation and apoptosis, are elevated in liver cirrhosis and portal hypertension patients and correlate with extent of liver inflammation and cholestasis. More than 36,000 patients died due to chronic liver disease and cirrhosis in the United States in 2013.

Development Plans

Given its mechanism of action and recent clinical trial results, emricasan has the potential to improve patients’ ability to survive longer with cirrhosis while waiting for a liver transplant and potentially to improve their liver disease status such that they may no longer require a liver transplant. We plan to focus on advancing toward initial registration of emricasan for patients with NASH cirrhosis with supportive clinical trials addressing additional patient populations. In February 2016, we announced that the FDA granted Fast Track designation to the emricasan development program for the treatment of liver cirrhosis caused by NASH. In future Phase 2 clinical trials in patient with NASH cirrhosis, we plan to use HVPG, MELD and/or CPT as primary endpoints, which we believe may be acceptable as surrogate clinical endpoints for trials in patients with liver cirrhosis.

In September 2015, we announced that the exploratory, open-label Phase 2 clinical trial of emricasan in patients with liver cirrhosis due to different etiologies and portal hypertension confirmed by HVPG procedure upon enrollment demonstrated a clinically meaningful and statistically significant change from baseline in HVPG in patients with liver cirrhosis and severe portal hypertension (HVPG ≥12 mmHg). In January 2016, we announced that the three-month, double-blind, placebo-controlled stage of the Phase 2 liver cirrhosis trial showed that two key secondary endpoints and clinically relevant measures of liver function, MELD score and CPT score demonstrated favorable trends vs. placebo in the overall patient population after three months of treatment. Furthermore, the trends in the overall patient population were driven by statistically significant improvements in a subgroup of patients with baseline MELD scores ≥15.  The six-month data from patients who continued treatment and three-month data from placebo patients who crossed over to emricasan treatment are expected in the second quarter of 2016.

Based on the recent and upcoming clinical trial results in patients with cirrhosis and interactions with the FDA, we are planning to initiate three clinical trials in patients with NASH cirrhosis. The ENCORE-PH trial is a planned randomized, double-blind, placebo-controlled clinical trial that will evaluate the effect of emricasan in reducing HVPG in approximately 160 patients with clinically significant portal hypertension and impaired hepatic function with liver cirrhosis due to NASH with drug treatment for six months.  The ENCORE-LF trial is a planned randomized, double-blind, placebo-controlled clinical trial, pending results from the ongoing Phase 2 liver cirrhosis trial, that will assess long-term liver function endpoints of MELD and CPT, related serum biomarkers and laboratory parameters associated with liver function, and will collect chronic administration safety information in patients with compensated NASH cirrhosis and MELD scores at baseline of ≥15. In addition, we expect that the upcoming six-month trial data from the ongoing liver cirrhosis trial will allow us to determine, with the continued engagement of the regulatory authorities, whether the ENCORE-LF clinical trial, originally planned as a Phase 2 clinical trial, may be redesigned to qualify as a Phase 3 clinical trial. The ENCORE-XT trial is a planned extension clinical trial that will continue treatment for at least an additional 18 months, for a total of at least two years, in patients who complete the ENCORE-PH trial or the ENCORE-LF trial, with continued monitoring for efficacy, safety, clinical outcomes and health-related quality of life.

Emricasan in NASH Fibrosis

Medical Need and Market Opportunity

NASH is a progressive form of NAFLD where fat builds up in the liver and patients suffer from inflammation and damage ultimately leading to fibrosis and cirrhosis. Steatosis is caused by the accumulation of triglycerides within lipid droplets in hepatocytes and steatosis associated with inflammation, cell death, and fibrosis is referred to as NASH, which can progress to cirrhosis. According to the NIH, NASH affects two to five percent of people in the United States. NASH is one of the leading causes of cirrhosis in adults in the United States, and up to 25% of adults with NASH may have cirrhosis. The condition is more common in adults who are obese, diabetic, or have high cholesterol or high triglycerides. The current diagnosis rate for NASH is low because of the asymptomatic nature of NASH and low awareness of the disease. There are currently no drugs approved to treat NASH fibrosis.

Development Plans

Emricasan has demonstrated activity in preclinical models of both NASH and NAFLD. In preclinical models of NASH, emricasan inhibited apoptosis, fibrosis and inflammation associated with experimental NASH. In a preclinical model of NAFLD, emricasan reduced inflammation of adipose tissue, resolved hepatic steatosis and improved metabolic parameters by reducing fasting glucose and insulin levels. We believe that these preclinical data provide support for evaluating emricasan in patients with NASH. Our Phase 2 clinical trial in NAFLD/NASH demonstrated that emricasan can effectively reduce elevated levels of biomarkers related to apoptosis and inflammation. We plan to development emricasan toward registration for patients with NASH fibrosis in parallel with our liver cirrhosis development plans. In January 2016, we initiated the ENCORE-NF trial, a Phase 2b clinical trial evaluating emricasan’s potential long-term benefits for patients with liver fibrosis resulting from NASH. This randomized, double blind, placebo-controlled clinical trial will evaluate the effect of emricasan in reducing fibrosis and steatohepatitis in approximately 330 patients with NASH fibrosis but not cirrhosis. The primary endpoint will be a biopsy-based change in fibrosis by at least one stage using the NASH Clinical Research Network Histologic Scoring System, without worsening of steatohepatitis. Treatment will be twice daily for 18 months and patients will receive either emricasan at 50 mg, emricasan at 5 mg, or placebo. Top-line results from the ENCORE-NF clinical trial are expected in 2018.

The 50 mg emricasan twice daily dose is the highest dose we expect to use in cirrhosis patients and this dosage level is being this clinical trial in fibrosis patients to expand our safety database for chronic administration at the 50 mg dose. We expect that the fibrosis patients in this trial will provide a suitable population in which to detect any safety signals that might arise at the 50 mg emricasan dose. Based on results from previously completed studies in HCV patients, we believe the 5 mg twice daily dose may be as effective as higher doses in fibrosis patients. If the 5 mg dose is as effective as the 50 mg dose of emricasan in the ENCORE-NF trial, we may be able to establish dose-based product differentiation, with the 50 mg dose to be used in patients with cirrhosis and the 5 mg dose to be used in patients with fibrosis.

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

Future Indications

Due to its mechanism of action and the presence of apoptosis and inflammation in many liver diseases, we believe there may be several patient populations that could potentially benefit from emricasan, including those that have previously failed HCV treatment and those with early-stage NAFLD, viral hepatitis and other chronic liver diseases. At this time, we do not plan to explore these indications; however, we may seek partners to pursue the evaluation of these potential indications.

Commercialization Strategy

We expect that the majority of liver cirrhosis and POLT-HCV-SVR patients will be treated at tertiary care centers and transplant centers and therefore can be addressed with a targeted sales force. We intend to build our own commercial infrastructure in North America and the EU to target these centers. We believe we are well-positioned to retain commercialization rights for emricasan for liver cirrhosis and POLT-HCV-SVR in North America and the EU. We intend to consider opportunities to partner in NASH fibrosis, in other territories or for liver diseases with high unmet medical need in small, identifiable and accessible, patient populations. We also expect that potential future partners may influence the development of our commercialization strategy.

Manufacturing

Pfizer completed a significant portion of the manufacturing process optimization needed to provide an efficient synthesis of active pharmaceutical ingredient, or API, and scale-up methodology for registration trials. API was successfully produced under current Good Manufacturing Practices, or cGMP, conditions, and a strategy to scale up the API for commercialization is in development. We believe the quantities of API we acquired from Pfizer are sufficient to support our ongoing clinical trials and planned ENCORE clinical trials. Although we believe the current quantities of API are sufficient to complete our planned clinical trials, we will likely need to manufacture additional API for future clinical trials if our projected requirements increase beyond our current expectations. We have identified and are in the process of qualifying a new third-party manufacturer of API, which will be needed prior to commercialization of emricasan. Both API and the drug product have demonstrated sufficient stability characteristics in our studies conducted to date.

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

Although there are several drug candidates in clinical development, there are currently no therapeutic products approved for the treatment of liver cirrhosis, NASH fibrosis or POLT-HCV-SVR. There are a number of marketed therapeutics used in each of these diseases to try to remove the underlying cause of the disease, address symptoms or complications of the disease or prevent further liver injury. For example, if the liver damage is a result of HBV or HCV, marketed antiviral medications may be used to treat the virus that led to liver damage. However, we expect that there will continue to be a significant unmet need in the HCV-POLT patient population, including patients with fibrosis after antiviral treatments to clear their HCV infection. If the liver damage is a result of alcoholic hepatitis, marketed alcohol addiction drugs may be used. If the liver damage is a result of obesity, diet and exercise may be prescribed along with marketed therapeutics. If the liver damage is a result of NASH, which is expected to become the leading cause for liver transplants in the next five to ten years, currently marketed drugs are generally used, although none of these are approved for NASH. In addition to the marketed drugs for those indications, there are drugs in development for each of these indications. Although these marketed therapies and those in development may be efficacious, all of them take time to show an effect, and as long as the underlying conditions persist there will continue to be damage to the liver. In NASH for example, drugs in development have differing mechanisms of action, and it is currently unknown whether any single drug candidate will eliminate liver inflammation and halt liver disease progression into advanced fibrosis. For each of these indications, emricasan is the only therapeutic we are aware of that is being developed specifically to reduce the level of apoptosis in the liver, and as a result it may be used with these other therapies.

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

Idun Pharmaceuticals, Inc.

In January 2013, we conducted a spin-off of our subsidiary Idun, which we had acquired from Pfizer in the transaction described above, to our stockholders at that time. Immediately prior to the spin-off, all rights relating to emricasan were distributed to us pursuant to a distribution agreement. Except with respect to the Idun Sublicense Agreement discussed below, the assets remaining in Idun at the time of the spin-off consisted solely of intellectual property rights and license and collaboration agreements unrelated to emricasan. The spin-off was conducted as a dividend of all of the outstanding capital stock of Idun to our stockholders, and as a result, we no longer own any capital stock of Idun. The aggregate value of Idun at the time of the spin-off was deemed to be $9.6 million based on the valuation of an independent appraisal firm.

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

Our patent portfolio for emricasan contains patents directed to the composition of matter, crystalline forms and methods of use. As of December 31, 2015, we have received three United States patents and corresponding foreign patents and patent applications directed to the composition of matter. Foreign patents have been granted in Australia, Austria, Belgium, Canada, China, Denmark, Europe, Finland, France, Germany, Great Britain, Greece, Hong Kong, India, Ireland, Israel, Italy, Japan, Luxembourg, Mexico, Netherlands, Portugal, Singapore, South Africa, South Korea, Spain, Sweden and Switzerland. We expect that the composition of matter patent, if the appropriate maintenance, renewal, annuity or other governmental fees are paid, will expire in 2018 (United States) and 2019 (international). It is possible that the term of a composition of matter patent in the United States could be extended up to five additional years under the provisions of the Hatch-Waxman Act. Patent term extension may be available in certain foreign countries upon regulatory approval.

Our patent portfolio includes patents directed to crystalline forms and methods of use of emricasan. As of December 31, 2015 we have received one United States patent and corresponding foreign patents and patent application directed to crystalline forms of emricasan. Foreign patents have been granted in Australia, Austria, Belgium, Canada, China, Czech Republic, Denmark, Europe, Finland, France, Germany, Great Britain, Greece, Hong Kong, Hungary, Ireland, Israel, Italy, Japan, Luxembourg, Mexico, Netherlands, Poland, Portugal, Romania, Singapore, South Africa, South Korea, Spain, Sweden, Switzerland, Taiwan and Turkey. Additional applications are pending in China, Hong Kong, Norway and Thailand. We expect that the crystalline forms and methods of use patent, if the appropriate maintenance, renewal, annuity or other governmental fees are paid, will expire in 2028 (United States) and 2027 (international). It is possible that the term of a crystalline forms patent in the United States could be extended up to five additional years under the provisions of the Hatch-Waxman Act. Patent term extension may be available in certain foreign countries upon regulatory approval.

Our patent portfolio includes patents and patent applications directed to certain methods of use of emricasan. As of December 31, 2015, we have received five United States patents and corresponding foreign patents and patent applications directed to methods of use of emricasan. Foreign patents have been granted in Europe, France, Germany, Great Britain, Ireland, Japan and Spain. We expect that the methods of use patents, if the appropriate maintenance, renewal, annuity or other governmental fees are paid, will expire in 2017. We also have pending international and provisional patent applications for certain methods of use of emricasan in patients with liver disease.

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
•

Performance of adequate and well-controlled human clinical trials in accordance with applicable regulations, including the FDA’s current good clinical practice regulations, or GCPs, to establish the safety and efficacy of the proposed drug for its proposed indication;

•	Submission to the FDA of a new drug application, or NDA, for a new drug product;
•	A determination by the FDA within 60 days of its receipt of an NDA to accept the NDA for filing and review;
•

Satisfactory completion of an FDA inspection of the manufacturing facility or facilities where the drug is produced to assess compliance with the FDA’s cGMP, which are regulations to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity;

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

Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA, and written IND safety reports must be submitted to the FDA and the investigators for serious and unexpected adverse events or any finding from tests in laboratory animals that suggests a significant risk for human subjects. Phase 1, Phase 2 and Phase 3 clinical trials may fail to be completed successfully within any specified period, if at all. The FDA, the IRB or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients. Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board or data monitoring committee. This group provides authorization for whether or not a trial may move forward at designated checkpoints based on access to certain data from the clinical trial. A trial may also be suspended or terminated based on evolving business objectives and/or competitive climate.

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

Fast Track designation, Priority Review, Accelerated Approval and Breakthrough Therapy designation do not change the standards for approval but may expedite the development or approval process. We plan to explore rapid approval opportunities for emricasan as appropriate for our targeted indications. In February 2016, we announced that the FDA granted Fast Track designation to the emricasan development program for the treatment of liver cirrhosis caused by NASH.

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

Foreign Government Regulation

In addition to regulations in the United States, we will be subject to a variety of regulations in other jurisdictions governing, among other things, clinical trials, marketing authorization, manufacturing and any commercial sales, promotion and distribution of our products.

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

In the European Economic Area, or EEA (comprised of the 28 EU Member States plus Iceland, Liechtenstein and Norway), medicinal products must be authorized for marketing by using either the centralized authorization procedure or national authorization procedures.

Centralized procedure: Under the centralized procedure, following the opining of the European Medicines Agency’s, or EMA’s, Committee for Medicinal Products for Human Use, or the CHMP, the European Commission issues a single marketing authorization valid across the EEA. The centralized procedure is compulsory for human medicines derived from biotechnology processes advanced therapy medicinal products (such as gene therapy, somatic cell therapy and tissue engineered products), products that contain a new active substance indicated for the treatment of certain diseases, such as HIV/AIDS, cancer, diabetes, neurodegenerative disorders, diabetes, autoimmune diseases and other immune dysfunctions, viral diseases, and officially designated orphan medicines. For medicines that do not fall within these categories, an applicant has the option of submitting an application for a centralized marketing authorization to the EMA, as long as the medicine concerned contains a new active substance not yet authorized in the EEA, is a significant therapeutic, scientific or technical innovation, or if its authorization would be in the interest of public health in the EEA. Under the centralized procedure the maximum timeframe for the evaluation of a marketing authorization application, or MAA, by the EMA is 210 days, excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP. Accelerated assessment might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of a major public health interest, particularly from the point of view of therapeutic innovation. The timeframe for the evaluation of an MAA under the accelerated assessment procedure is 150 days, excluding clock stops.

National authorization procedures: There are also two other possible routes to authorize medicinal products in several countries, which are available for products that fall outside the scope of the centralized procedure:

•

Decentralized procedure. Using the decentralized procedure, an applicant may apply for simultaneous authorization in more than one EU country of medicinal products that have not yet been authorized in any EU country and that do not fall within the mandatory scope of the centralized procedure.

•

Mutual recognition procedure. In the mutual recognition procedure, a medicine is first authorized in one EU Member State, in accordance with the national procedures of that country. Following this, further marketing authorizations can be sought from other EU countries in a procedure whereby the countries concerned recognize the validity of the original, national marketing authorization.

In the EEA, new products authorized for marketing, or reference products, qualify for eight years of data exclusivity and an additional two years of market exclusivity upon marketing authorization. The data exclusivity period prevents generic or biosimilar applicants from relying on the preclinical and clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar marketing authorization in the EU during a period of eight years from the date on which the reference product was first authorized in the EU. The market exclusivity period prevents a successful generic or biosimilar applicant from commercializing its product in the EU until 10 years have elapsed from the initial authorization of the reference product in the EU. The 10-year market exclusivity period can be extended to a maximum of 11 years if, during the first eight years of those 10 years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies.

The criteria for designating an “orphan medicinal product” in the EEA are similar in principle to those in the United States. In the EEA, a medicinal product may be designated as orphan if (a) it is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (b) either (i) such condition affects no more than five in 10,000 persons in the EU when the application is made, or (ii) the product, without the benefits derived from orphan status, would not generate sufficient return in the EU to justify investment; and (c) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU, or if such a method exists, the product will be of significant benefit to those affected by the condition.  Orphan medicinal products are eligible for financial incentives such as reduction of fees or fee waivers and are, upon grant of a marketing authorization, entitled to ten years of market exclusivity for the approved therapeutic indication. During this ten-year orphan market exclusivity period, no similar medicinal product for the same indication may be placed on the market. An orphan product can also obtain an additional two years of market exclusivity in the EU for pediatric studies.  The ten-year market exclusivity may be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation, for example, if the product is sufficiently profitable not to justify maintenance of market exclusivity. Additionally, marketing authorization may be granted to a similar product for the same indication at any time if the: (a) second applicant can establish that its product, although similar, is safer, more effective or otherwise clinically superior; (b) applicant consents to a second orphan medicinal product application; or (c) applicant cannot supply enough orphan medicinal product.

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

•

the federal Physician Payment Sunshine Act, which requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the government information related to payments or other “transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, and requires applicable manufacturers and group purchasing organizations to report annually to the government ownership and investment interests held by the physicians described above and their immediate family members and payments or other “transfers of value” to such physician owners (manufacturers are required to submit reports to the government by the 90th day of each calendar year); and

•

state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state and foreign laws governing the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by the Health Insurance Portability and Accountability Act, thus complicating compliance efforts.

Employees

As of March 1, 2016, we had 27 employees, 25 of whom are full-time, seven of whom hold Ph.D. or M.D. degrees, 14 of whom were engaged in research and development activities and 13 of whom were in general and administrative positions. None of our employees are subject to a collective bargaining agreement. We consider our relationship with our employees to be good.

Research and Development

We have invested $16.3 million, $14.9 million and $6.9 million in research and development for the years ended December 31, 2015, 2014 and 2013, respectively.

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

Financial Information about Segments

We operate only in one business segment, which is the commercialization and development of pharmaceutical products. See note 2 to our financial statements included in this annual report on Form 10-K. For financial information regarding our business, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes.

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

You should carefully consider the following risk factors, together with the other information contained in this annual report on Form 10-K, including our financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before making a decision to purchase or sell shares of our common stock. We cannot assure you that any of the events discussed in the risk factors below will not occur. These risks could have a material and adverse impact on our business, results of operations, financial condition and growth prospects. If that were to happen, the trading price of our common stock could decline. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations or financial condition.

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

Our initial registration strategy is to develop emricasan for patients with non-alcoholic steatohepatitis, or NASH, cirrhosis, with parallel development toward registration of emricasan for patients with NASH fibrosis, and supportive clinical trials addressing additional patient populations. In 2015, we completed a Phase 2 clinical trial in liver cirrhosis patients with portal hypertension and a Phase 2 trial in patients with non-alcoholic fatty liver disease, or NAFLD, including a subset of patients with NASH. We have three ongoing clinical trials: a Phase 2 clinical trial in patients with liver cirrhosis; a Phase 2b clinical trial in patients who have developed liver fibrosis post-orthotopic liver transplant, or POLT, due to hepatitis C virus, or HCV, infection and have subsequently achieved sustained viral response, or SVR, following anti-HCV therapy, or POLT-HCV-SVR; and a Phase 2b clinical trial in patients with NASH fibrosis. We are planning future Phase 2 clinical trials in patients with liver cirrhosis as part of our ENCORE clinical trials.

In planned Phase 2 clinical trials in patients with liver cirrhosis, we expect to use hepatic venous pressure gradient, or HVPG, Model for End-stage Liver Disease, or MELD, or Child-Pugh-Turcotte, or CPT, status as primary endpoints. These measures have been identified by the FDA as validated, objective measures that potentially could be acceptable as a surrogate clinical endpoint for trials in patients with liver cirrhosis. We believe our ongoing ENCORE-NF trial may provide supportive data for an initial registration in cirrhosis. There is no guarantee that our current or future clinical trials will be completed on time or at all or that any future clinical trials will commence on time or at all, and the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials. Even if such regulatory authorities agree with the design and implementation of our clinical trials, we cannot guarantee you that such regulatory authorities will not change their requirements in the future. In addition, even if the planned Phase 2 clinical trials are successfully completed, we cannot guarantee that the FDA or foreign regulatory authorities will interpret the results as we do, and more trials would likely be required before we submit emricasan for approval. To the extent that the results of the clinical trials are not satisfactory to the FDA or foreign regulatory authorities for support of a marketing application, approval of emricasan may be significantly delayed, or we may be required to expend significant additional resources, which may not be available to us, to conduct additional trials in support of potential approval of emricasan.

We cannot anticipate when or if we will seek regulatory review of emricasan for any indication. We have not previously submitted a new drug application, or NDA, to the FDA, or similar drug approval filings to comparable foreign authorities. An NDA must include extensive preclinical and clinical data and supporting information to establish the drug candidate’s safety and effectiveness for each desired indication. The NDA must also include significant information regarding the chemistry, manufacturing and controls for the product. Obtaining approval of an NDA is a lengthy, expensive and uncertain process and may not be obtained. We have not received marketing approval for any drug candidate, and we cannot be certain that emricasan will be successful in future clinical trials or receive regulatory approval for any indication. If we do not receive regulatory approvals for and successfully commercialize emricasan on a timely basis or at all, we may not be able to continue our operations. Even if we successfully obtain regulatory approvals to market emricasan, our revenues will be dependent, in part, on our ability to commercialize emricasan as well as the size of the markets in the territories for which we gain regulatory approval and have commercial rights. If the markets for the treatment of liver cirrhosis, including NASH cirrhosis, NASH fibrosis or POLT-HCV-SVR are not as significant as we estimate, our business and prospects will be harmed.

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

In addition, undesirable side effects caused by emricasan could result in the delay, suspension or termination of our clinical trials by us, the FDA or other regulatory authorities or institutional review boards, or IRBs, for a number of reasons. To date, over 650 subjects have received emricasan in Phase 1 and Phase 2 clinical trials. The most commonly reported treatment-related adverse events in emricasan-treated subjects were dizziness, headache, fatigue, nausea and diarrhea. Although most of the adverse events reported in relation to emricasan in these trials were mild to moderate, results of our anticipated future trials could reveal a high and unacceptable severity and prevalence of these or other side effects, including, potentially, more severe side effects. In such an event, our trials could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of emricasan for any or all targeted indications. In addition, the drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the clinical trial or result in potential product liability claims. Even if regulatory authorities granted approval of emricasan, if adverse events caused regulatory authorities to impose a restrictive label or if physicians’ perceptions of emricasan’s safety caused them to limit their use of the drug, our ability to generate sufficient sales of emricasan could be limited. Any of these occurrences may harm our business, prospects, financial condition and results of operations significantly.

Clinical drug development involves uncertain outcomes, and results of earlier studies and trials may not be predictive of future trial results.

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. For example, in late 2011 we ceased clinical development of a drug candidate, CTS-1027, for which we had incurred $31.3 million in research and development expenses prior to such time. The results of preclinical studies and early clinical trials of emricasan may not be predictive of the results of later-stage clinical trials. Drug candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or safety profiles, notwithstanding promising results in earlier trials.

Emricasan has been the subject of eight Phase 1 and eight Phase 2 clinical trials. Although we believe emricasan has demonstrated evidence of a beneficial effect in patients with chronic liver disease independent of the cause of disease in these clinical trials, we are now seeking to evaluate emricasan in targeted indications within liver disease, initially NASH cirrhosis and NASH fibrosis, and we have not previously evaluated the safety and efficacy of emricasan in these and other planned indications. Previously, the development program for emricasan focused primarily on the treatment of HCV patients and the evaluation of the drug candidate in liver disease generally. We cannot be certain that any of our ongoing and planned clinical trials will be successful, and failure in one indication may have negative consequences for the development of emricasan for other indications. Any such failure may harm our business, prospects and financial condition.

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

Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the clinical trial, the design of the clinical trial, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the drug candidate being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating. In addition, significant numbers of patients who enroll in our clinical trials may drop out during the clinical trials as a result of being offered a liver transplant in the case of liver cirrhosis or portal hypertension patients, a potential curative therapy or other reasons. We believe we have appropriately accounted for such increased risk of dropout rates in our trials when determining expected clinical trial timelines in our ongoing clinical trials, but we cannot assure you that our assumptions are correct, or that we will not experience higher numbers of dropouts than anticipated, which would result in the delay of completion of such trials beyond our expected timelines. For example, our previous Phase 2b ACLF clinical trial experienced lower than expected enrollment rates and we elected to complete the trial prior to reaching the initial targeted number of patients.

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

In connection with clinical trials, we face risks that:

•	IRBs may delay approval of, or fail to approve, a clinical trial at a prospective site;
•	there may be a limited number of, and significant competition for, suitable patients for enrollment in the clinical trials;

•	there may be slower than expected rates of patient recruitment and enrollment;
•	patients may fail to complete the clinical trials;
•	there may be an inability or unwillingness of patients or medical investigators to follow our clinical trial protocols;
•	there may be an inability to monitor patients adequately during or after treatment;
•	there may be termination of the clinical trials by one or more clinical trial sites;
•	unforeseen ethical or safety issues may arise;
•	conditions of patients may deteriorate rapidly or unexpectedly, which may cause the patients to become ineligible for a clinical trial or may prevent emricasan from demonstrating efficacy or safety;
•	patients may die or suffer other adverse effects for reasons that may or may not be related to emricasan being tested;
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

Any regulatory approvals that we receive for emricasan may be subject to limitations on the approved indicated uses for which emricasan may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of the drug candidate. The FDA may also require a REMS in order to approve emricasan, which could entail requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or a comparable foreign regulatory authority approves emricasan, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for emricasan will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with current good manufacturing practices, or cGMPs, and good clinical practice regulations, or GCPs, for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with emricasan, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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

The FDA’s and other regulatory authorities’ policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of emricasan. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, and we may not achieve or sustain profitability, which would adversely affect our business, prospects, financial condition and results of operations.

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

We intend to seek approval to market emricasan in both the United States and in select foreign jurisdictions. If we obtain approval in one or more foreign jurisdictions for emricasan, we will be subject to rules and regulations in those jurisdictions. In some foreign countries, particularly those in the EU, the pricing of prescription pharmaceuticals and biologics is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after obtaining marketing approval for a drug candidate. In addition, market acceptance and sales of emricasan will depend significantly on the availability of adequate coverage and reimbursement from third-party payors for emricasan and may be affected by existing and future health care reform measures.

In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could impact our ability to sell our products profitably. In particular, the Medicare Modernization Act of 2003 revised the payment methodology for many products under Medicare in the United States. This has resulted in lower rates of reimbursement. In 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively, the Affordable Care Act, was enacted. The Affordable Care Act, among other things, increases the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed care organizations, establishes annual fees on manufacturers of certain branded prescription drugs, requires manufacturers to participate in a discount program for certain outpatient drugs under Medicare Part D and promotes programs that increase the federal government’s comparative effectiveness research, which will impact existing government healthcare programs and will result in the development of new programs. An expansion in the government’s role in the United States healthcare industry may further lower rates of reimbursement for pharmaceutical products.

Other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. On August 2, 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2025 unless additional Congressional action is taken. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, or the ATRA, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

We currently do not have a commercial organization for the marketing, sales and distribution of pharmaceutical products. In order to commercialize emricasan, we must build our marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services. We expect that the majority of all liver cirrhosis and POLT-HCV-SVR patients will be treated at tertiary care centers and transplant centers and therefore can be addressed with a targeted sales force. We intend to build our own commercial infrastructure in North America and the EU to target these centers, but will evaluate opportunities to partner with pharmaceutical companies that have established sales and marketing capabilities to commercialize emricasan in liver cirrhosis and POLT-HCV-SVR outside of North America and the EU. We may also partner with a pharmaceutical company that has global capabilities to evaluate emricasan in other indications, such as NASH fibrosis, for which we believe it may also be effective.

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
•

the potential for so-called parallel importing, which occurs when a local seller, faced with high or higher local prices, opts to import goods from a foreign market (with low or lower prices) rather than buying them locally;

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

There are currently no therapeutic products approved for the treatment of liver cirrhosis, POLT-HCV-SVR or NASH fibrosis. There are a number of marketed therapeutics used in each of these diseases to try to remove the underlying cause of the disease and prevent further liver injury. For example, if the liver damage is a result of hepatitis B virus or HCV infection, marketed antiviral medications may be used to treat the virus that led to liver damage. If the liver damage is a result of alcoholic hepatitis, marketed alcohol addiction drugs may be used. If the liver damage is a result of obesity, diet and exercise may be prescribed along with marketed therapeutics. If the liver damage is a result of NASH, currently marketed drugs may be used, although none of these are approved for NASH. In addition to the marketed drugs for those indications, there are drugs in development for each of these indications. Although these marketed therapies and those in development may be efficacious, all of them take time to show an effect, and as long as the underlying conditions persist there will continue to be damage to the liver. In NASH for example, drugs in development have differing mechanisms of action, and it is currently unknown whether any single drug candidate will eliminate liver inflammation and halt liver disease progression into advanced fibrosis. For each of these indications, emricasan is the only therapeutic we are aware of that is being developed specifically to reduce the level of apoptosis in the liver, and as a result it may be used with these other therapies. Our estimates of disease prevalence consider the presence of these other treatments. In addition, the HCV landscape has dramatically changed in recent years and will continue to evolve in the future with the introduction of interferon-free regimens with greater efficacy and tolerability over the current antiviral therapies.

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

We originally applied for orphan drug designation for emricasan for the treatment of fibrosis in HCV-POLT patients in the United States and the EU. The FDA granted an orphan drug designation for emricasan for the treatment of POLT patients with reestablished fibrosis to delay the progression to cirrhosis and end-stage liver disease. In the EU, we withdrew the application based on feedback from the applicable regulatory body that emricasan may have efficacy in fibrosis outside of the HCV-POLT patient population. We cannot assure you that we will be able to obtain orphan drug exclusivity for emricasan in any jurisdiction for the target indications in a timely manner or at all or that a competitor will not obtain orphan drug exclusivity that could block the regulatory approval of emricasan for several years. If we are unable to obtain orphan drug designation in the United States or in the EU, we will not receive market exclusivity, which might affect our ability to generate sufficient revenues. If a competitor is able to obtain orphan exclusivity that would block emricasan’s regulatory approval, our ability to generate revenues would be significantly reduced, which would harm our business prospects, financial condition and results of operations.

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

A Fast Track or Breakthrough Therapy designation for emricasan may not lead to a faster development or review process or we may be unable to maintain or effectively utilize such a designation.

In February 2016, we announced that the FDA granted Fast Track designation to the emricasan development program for the treatment of liver cirrhosis caused by NASH. This Fast Track designation does not guarantee that we will qualify for or be able to take advantage of the expedited review procedures or that we will ultimately obtain regulatory approval of emricasan. Even though we have received this Fast Track designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw the Fast Track designation if it believes that the Fast Track designation is no longer supported by data from our clinical development program. We may also seek Fast Track designation for additional liver disease indications, and we may not be successful in securing such additional designation or in expediting development if such designations were received.

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

We may also seek a Breakthrough Therapy designation for emricasan for various liver disease indications. The Breakthrough Therapy designation is for a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The sponsor of a Breakthrough Therapy may request the FDA to designate the drug as a Breakthrough Therapy at the time of, or any time after, the submission of an IND for the drug. If the FDA designates a drug as a Breakthrough Therapy, it must take actions appropriate to expedite the development and review of the application, which may include holding meetings with the sponsor and the review team throughout the development of the drug; providing timely advice to, and interactive communication with, the sponsor regarding the development of the drug to ensure that the development program to gather the nonclinical and clinical data necessary for approval is as efficient as practicable; involving senior managers and experienced review staff, as appropriate, in a collaborative, cross-disciplinary review; assigning a cross-disciplinary project lead for the FDA review team to facilitate an efficient review of the development program and to serve as a scientific liaison between the review team and the sponsor; and taking steps to ensure that the design of the clinical trials is as efficient as practicable, when scientifically appropriate, such as by minimizing the number of patients exposed to a potentially less efficacious treatment.

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

We may form or seek strategic alliances, create joint ventures or collaborations or enter into licensing arrangements with third parties that we believe will complement or augment our development and commercialization efforts with respect to emricasan and any future drug candidates that we may develop. Any of these relationships may require us to incur non-recurring and other charges, increase our near- and long-term expenditures, issue securities that dilute our existing stockholders or disrupt our management and business. In addition, we face significant competition in seeking appropriate strategic partners, and the negotiation process is time-consuming and complex. Moreover, we may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for emricasan because it may be deemed to be at too early of a stage of development for collaborative effort. Furthermore, third parties may not view emricasan as having the requisite potential to demonstrate safety and efficacy. If we license products or businesses, we may not be able to realize the benefit of such transactions if we are unable to successfully integrate them with our existing operations and company culture. We cannot be certain that, following a strategic transaction or license, we will achieve the revenues or specific net income that justifies such transaction. Any delays in entering into new strategic partnership agreements related to emricasan could delay the development and commercialization of emricasan in certain geographies for certain indications, which would harm our business, prospects, financial condition and results of operations.

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

Despite our efforts to retain valuable employees, members of our management, scientific and development teams may terminate their employment with us on short notice. Although we have employment agreements with our key employees, these employment agreements provide for at-will employment, which means that any of our employees could leave our employment at any time, with or without notice. We do not maintain “key man” insurance policies on the lives of these individuals or the lives of any of our other employees. Our success also depends on our ability to continue to attract, retain and motivate highly skilled junior, mid-level and senior managers as well as junior, mid-level and senior scientific and medical personnel.

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

As of March 1, 2016, we had 27 employees, 25 of whom are full-time. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

Our future financial performance and our ability to commercialize emricasan will depend, in part, on our ability to effectively manage any future growth, and our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities. To date, we have used the services of outside vendors to perform tasks including clinical trial management, statistics and analysis, regulatory affairs, formulation development and other drug development functions. Our growth strategy may also entail expanding our group of contractors to implement these tasks going forward. Because we rely on numerous contractors, effectively outsourcing many key functions of our business, we will need to be able to effectively manage these contractors to ensure that they successfully carry out their contractual obligations and meet expected deadlines. However, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by contractors is compromised for any reason, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for emricasan or otherwise advance our business. There can be no assurance that we will be able to manage our existing contractors or find other competent contractors on economically reasonable terms, or at all. If we are not able to effectively expand our organization by hiring new employees and expanding our group of contractors, we may not be able to successfully implement the tasks necessary to further develop and commercialize emricasan. Accordingly, we may not achieve our research, development and commercialization goals for emricasan.

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

We rely significantly on information technology, which face certain risks, and any failure, inadequacy, interruption or security lapse of that technology, including any cybersecurity incidents, could harm our ability to operate our business effectively.

We rely significantly on our information technology to effectively manage and conduct our business and operations. Any failure, inadequacy or interruption of that infrastructure or security lapse of that technology, including cybersecurity incidents, could harm our ability to operate our business effectively. In the ordinary course of business, we collect, store and transmit confidential information, and it is critical that we do so in a secure manner in order to maintain the confidentiality and integrity of such confidential information. Significant disruptions to our information technology systems or breaches of information security could adversely affect our business. Our information technology systems are potentially vulnerable to service interruptions and security breaches from inadvertent or intentional actions by our employees, partners, vendors, or from attacks by malicious third parties. Maintaining the secrecy of this confidential, proprietary, and/or trade secret information is important to our competitive business position. While we have taken steps to protect such information and invested in information technology, there can be no assurance that our efforts will prevent service interruptions or security breaches in our systems or the unauthorized or inadvertent wrongful access or disclosure of confidential information that could adversely affect our business operations or result in the loss, dissemination, or misuse of critical or sensitive information. Cybersecurity attacks in particular are evolving and include, but are not limited to, malicious software, attempts to gain unauthorized access to data and other electronic security breaches that could lead to disruptions in systems, misappropriation of our confidential or otherwise protected information and corruption of data. A breach of our security measures or the accidental loss, inadvertent disclosure, unapproved dissemination or misappropriation or misuse of trade secrets, proprietary information, or other confidential information, whether as a result of theft, hacking, or other forms of deception, or for any other cause, could enable others to produce competing products, use our proprietary technology and/or adversely affect our business position. Further, a breach in security, unauthorized access resulting in misappropriation, theft, or sabotage with respect to our proprietary and confidential information, including research or clinical data, could require significant capital investments to remediate and could adversely affect our business, financial condition and results of operations.

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

Risks Related to Our Reliance on Third Parties

We rely on third parties to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize emricasan, and our business could be substantially harmed.

We have and anticipate that we will continue to engage one or more third-party CROs in connection with our ongoing and future clinical trials for emricasan. We rely heavily on these parties for execution of our clinical trials, and we control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our trials is conducted in accordance with applicable protocol, legal, regulatory and scientific standards, and our reliance on our CROs does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with GCPs, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for drug candidates in clinical development. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of these CROs fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable, and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, such regulatory authorities will determine that any of our clinical trials comply with the GCPs. In addition, our clinical trials must be conducted with drug product produced under cGMP regulations and will require a large number of test subjects. Our failure or any failure by our CROs to comply with these regulations or to recruit a sufficient number of patients may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be implicated if any of our CROs violate federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

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

We acquired quantities of active pharmaceutical ingredient, or API, of emricasan from Pfizer as part of our acquisition of the rights to the drug candidate. We believe the quantities we acquired from Pfizer are sufficient to support our ongoing and planned clinical trials. We have identified and are in the process of qualifying a new third-party manufacturer of API, which will be needed prior to commercialization of emricasan and, if our estimates regarding our supply are incorrect, prior to the completion of our ongoing clinical trials. Any delay in qualifying the new manufacturer of API could delay the potential commercialization of emricasan, and in the event that we do not have sufficient API to complete our ongoing clinical trials, it could delay such trials.

In addition, we do not currently have a long-term commitment for the production of finished emricasan drug product. Metrics, Inc., a contract manufacturer, has performed formulation and finished goods manufacturing for us based on purchase orders. We expect to continue to purchase finished drug product from Metrics, but currently have no long-term supply commitment with Metrics. If Metrics is unable to produce the amount of finished drug product we need, we may need to identify and qualify other third-party manufacturers of finished drug product in order to complete the clinical development and commercialization of emricasan. Metrics’ inability to produce the amount of finished drug product we need or any delay in identifying and qualifying another manufacturer of finished drug product could delay our clinical trials and the potential commercialization of emricasan.

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

Our operations began in 2005 and we have only a limited operating history upon which you can evaluate our business and prospects. Our operations to date have been limited to conducting product development activities and performing research and development with respect to our clinical and preclinical programs. In addition, as an early-stage company, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the pharmaceutical area. Nor have we demonstrated an ability to obtain regulatory approval for or to commercialize a drug candidate. Consequently, any predictions about our future performance may not be as accurate as they would be if we had a history of successfully developing and commercializing pharmaceutical products.

We have incurred significant operating losses since our inception, including net losses of $24.1 million, $22.3 million and $15.6 million for the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015, we had an accumulated deficit of $120.9 million. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Our losses have resulted principally from costs incurred in our research and development activities. We anticipate that our operating losses will substantially increase over the next several years as we execute our plan to expand our research, development and commercialization activities, including the clinical development and planned commercialization of our drug candidate, emricasan, and incur the additional costs of operating as a public company. In addition, if we obtain regulatory approval of emricasan, we may incur significant sales and marketing expenses. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or whether or when we will become profitable, if ever.

We have not generated any revenues to date from product sales. We may never achieve or sustain profitability, which could depress the market price of our common stock and could cause our stockholders to lose all or a part of their investment.

Our ability to become profitable depends on our ability to develop and commercialize emricasan. To date, we have no products approved for commercial sale and have not generated any revenues from sales of any drug candidate, and we do not know when, or if, we will generate revenues in the future. We do not anticipate generating revenues, if any, from sales of emricasan for at least the next several years, and we will never generate revenues from emricasan if we do not obtain regulatory approval of emricasan. Our ability to generate future revenues depends heavily on our success in:

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

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts to continue the clinical development of emricasan, including our ongoing and future clinical trials. If approved, we will require significant additional amounts in order to launch and commercialize emricasan, including building our own commercial capabilities to sell, market and distribute emricasan in the United States and the EU. To date, our operations have been primarily financed through the proceeds from the issuance of our common and preferred stock, including the proceeds from our initial public offering completed in July 2013 and follow-on public offering completed in April 2015. In August 2014, we entered into an At Market Issuance Sales Agreement, or the Sales Agreement, with MLV & Co. LLC, or MLV, pursuant to which we may sell from time to time, at our option, up to an aggregate of $50.0 million of shares of our common stock through MLV, as sales agent. Sales of our common stock made pursuant to the Sales Agreement are made on The NASDAQ Global Market, or Nasdaq, under our Registration Statement on Form S-3, filed with the Securities and Exchange Commission, or SEC, on August 14, 2014 and declared effective by the SEC on August 25, 2014, by means of ordinary brokers’ transactions at market prices. Additionally, under the terms of the Sales Agreement, we may also sell shares of our common stock through MLV, on Nasdaq or otherwise, at negotiated prices or at prices related to the prevailing market price. MLV will use its commercially reasonable efforts consistent with its normal trading and sales practices to sell our common stock from time to time, based upon our instructions (including any price, time or size limits or other customary parameters or conditions we may impose). We pay a commission rate equal to up to 3% of the gross sales price per share sold. The Sales Agreement may be terminated by us or MLV at any time upon ten days’ notice to the other party, or by MLV at any time in certain circumstances, including the occurrence of an event that would be reasonably likely to have a material adverse effect on our assets, business, operations, earnings, properties, condition (financial or otherwise), prospects, stockholders’ equity or results of operations.  As of December 31, 2015, we have sold 149,805 shares of our common stock pursuant to the Sales Agreement at a weighted average price per share of $6.05 and received net proceeds of $0.6 million, after deducting offering-related transaction costs and commissions. Although sales of our common stock have taken place pursuant to the Sales Agreement, there can be no assurance that MLV will be successful in consummating future sales based on prevailing market conditions or in the quantities or at the prices that we deem appropriate.  In addition, under current SEC regulations, at any time during which the aggregate market value of our common stock held by non-affiliates, or public float, is less than $75.0 million, the amount we can raise through primary public offerings of securities in any twelve-month period using shelf registration statements, including sales under the Sales Agreement, is limited to an aggregate of one-third of our public float. As of March 1, 2016, our public float was 15.7 million shares, the value of which was $27.9 million based upon the closing price of our common stock of $1.78 on March 1, 2016. The value of one-third of our public float calculated on the same basis was $9.3 million.

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

We may seek to obtain additional financing in the future through the issuance of our common stock under the Sales Agreement or in public offerings, through other equity or debt financings or through collaborations or partnerships with other companies. We cannot be certain that additional funding will be available on acceptable terms, or at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of emricasan or other research and development initiatives. We also could be required to seek collaborators for emricasan at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available or relinquish or license on unfavorable terms our rights to emricasan in markets where we otherwise would seek to pursue development or commercialization ourselves.

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

Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. As a result of our private placements, our IPO and other transactions that have occurred over the past three years, we may have experienced an “ownership change.” We may also experience “ownership changes” in the future as a result of subsequent shifts in our stock ownership. At December 31, 2015, we had federal and state net operating loss carryforwards of $83.3 million and $83.5 million, respectively, and federal and state research and development credits of $3.6 million and $1.3 million, respectively, which could be limited if we experience an “ownership change.”

Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and stock price.

As widely reported, global credit and financial markets have experienced extreme disruptions in the past several years, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, or do not improve, it may make any necessary equity or debt financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive these difficult economic times, which could directly affect our ability to attain our operating goals on schedule and on budget.

At December 31, 2015, we had $36.5 million of cash, cash equivalents and marketable securities. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents and marketable securities since December 31, 2015, no assurance can be given that deterioration of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or marketable securities or our ability to meet our financing objectives. Furthermore, our stock price may decline due in part to the volatility of the stock market.

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

In addition, the patent applications that we own or that we may license may fail to result in issued patents in the United States or in other foreign countries. Even if the patents do successfully issue, third parties may challenge the validity, enforceability or scope thereof, which may result in such patents being narrowed, invalidated or held unenforceable. Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property or prevent others from designing around our claims. If the breadth or strength of protection provided by the patent applications we hold with respect to emricasan is threatened, it could dissuade companies from collaborating with us to develop, and threaten our ability to commercialize, emricasan. Further, if we encounter delays in our clinical trials, the period of time during which we could market emricasan under patent protection would be reduced. Since patent applications in the United States and most other countries are confidential for a period of time after filing, we cannot be certain that we were the first to file any patent application related to emricasan. Furthermore, for applications in which all claims are entitled to a priority date before March 16, 2013, an interference proceeding can be provoked by a third-party or instituted by the USPTO to determine who was the first to invent any of the subject matter covered by the patent claims of our applications. For applications containing a claim not entitled to priority before March 16, 2013, there is greater level of uncertainty in the patent law with the passage of the America Invents Act, which brings into effect significant changes to the United States patent laws that introduce new procedures for challenging pending patent applications and issued patents. A primary change under this reform is the creation of a “first to file” system in the United States. This requires us to be cognizant going forward of the time from invention to filing of a patent application.

In addition to the protection afforded by patents, we seek to rely on trade secret protection and confidentiality agreements to protect proprietary know-how that is not patentable, processes for which patents are difficult to enforce and any other elements of our drug discovery and development processes that involve proprietary know-how, information or technology that is not covered by patents. Although we require all of our employees to assign their inventions to us, and require all of our employees, advisors and any third parties who have access to our proprietary know-how, information or technology to enter into confidentiality agreements, we cannot be certain that our trade secrets and other confidential proprietary information will not be disclosed or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. Furthermore, the laws of some foreign countries do not protect proprietary rights to the same extent or in the same manner as the laws of the United States. As a result, we may encounter significant problems in protecting and defending our intellectual property both in the United States and abroad. If we are unable to prevent unauthorized material disclosure of our intellectual property to third parties, we will not be able to establish or maintain a competitive advantage in our market, which could materially adversely affect our business, operating results and financial condition.

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

We may be subject to claims that our employees or independent contractors have wrongfully used or disclosed confidential information of third parties.

We have received confidential and proprietary information from third parties. In addition, we employ individuals who were previously employed at other biotechnology or pharmaceutical companies. We may be subject to claims that we or our employees or independent contractors have inadvertently or otherwise used or disclosed confidential information of these third parties or our employees’ former employers. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial cost and be a distraction to our management and employees.

Risks Related to Ownership of our Common Stock

The price of our stock may be volatile.

Prior to our IPO, there was no public market for our common stock. Since the commencement of trading in connection with our IPO in July 2013 through March 1, 2016, the sale price per share of our common stock on Nasdaq has ranged from a low of $1.40 to a high of $15.67. The trading price of our common stock is likely to continue to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this annual report, these factors include:

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

•	adverse results or delays in clinical trials;
•	our decision to initiate a clinical trial, not to initiate a clinical trial or to terminate an existing clinical trial;
•	adverse regulatory decisions, including failure to receive regulatory approval for emricasan;
•	changes in laws or regulations applicable to our drug candidate or products, including but not limited to clinical trial requirements for approvals;

•	adverse developments concerning our manufacturers;
•	our inability to obtain adequate product supply for any approved drug product or inability to do so at acceptable prices;
•	our inability to establish collaborations if needed;
•	our failure to commercialize emricasan;
•	additions or departures of key scientific or management personnel;
•	unanticipated serious safety concerns related to the use of emricasan;
•	introduction of new products or services offered by us or our competitors;
•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;
•	our ability to effectively manage our growth;
•	the size and growth, if any, of the liver cirrhosis, POLT-HCV-SVR and NASH fibrosis markets and other targeted markets;
•	our ability to successfully enter new markets;
•	actual or anticipated variations in quarterly operating results;
•	our cash position;
•	our failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;
•	publication of research reports about us or our industry or positive or negative recommendations or withdrawal of research coverage by securities analysts;
•	changes in the market valuations of similar companies;
•	overall performance of the equity markets;
•	sales of our common stock by us or our stockholders in the future;
•	trading volume of our common stock;
•	changes in accounting practices;
•	ineffectiveness of our internal controls;
•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
•	significant lawsuits, including patent or stockholder litigation;
•	general political and economic conditions; and
•	other events or factors, many of which are beyond our control.

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

As of December 31, 2015, our executive officers, directors, 5% stockholders and their affiliates owned approximately 36% of our outstanding voting stock. Therefore, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that our stockholders may feel are in their best interests.

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

Persons who were our stockholders prior to our IPO in July 2013 continue to hold a substantial number of shares of our common stock that they are able to sell in the public market, subject in some cases to certain legal restrictions. Significant portions of these shares are held by a small number of stockholders. If these stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. The perception in the market that these sales may occur could also cause the trading price of our common stock to decline. As of March 1, 2016, we had 20,809,170 shares of common stock outstanding.

In addition, shares of common stock that are either subject to outstanding options or reserved for future issuance under our equity incentive plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act of 1933, or the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

The holders of 5,172,568 shares of our common stock as of March 1, 2016 (including shares issuable upon exercise of options and warrants) are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by affiliates, as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

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

We lease 13,225 square feet of space for our headquarters in San Diego, California under an agreement that expires in September 2020.

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

	High	Low
Year Ended December 31, 2015
First Quarter	$11.74	$5.22
Second Quarter	$7.09	$5.06
Third Quarter	$7.12	$3.44
Fourth Quarter	$4.62	$2.50

	High	Low
Year Ended December 31, 2014
First Quarter	$15.67	$6.00
Second Quarter	$9.90	$5.06
Third Quarter	$9.69	$5.76
Fourth Quarter	$8.86	$5.79

Holders of Common Stock

As of March 1, 2016, there were 20,809,170 shares of our common stock outstanding and 42 holders of record of our common stock. This number was derived from our shareholder records and does not include beneficial owners of our common stock whose shares are held in the name of various dealers, clearing agencies, banks, brokers and other fiduciaries.

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

Equity Compensation Plan Information

The following table summarizes securities available under our equity compensation plans as of December 31, 2015.

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,469,952	$6.53	1,020,514
Equity compensation plans not approved by security holders	—	—	—
Total	2,469,952	$6.53	1,020,514

Performance Graph

The information contained in this Performance Graph section shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, or the SEC, for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Conatus Pharmaceuticals Inc. under the Securities Act of 1933, as amended, or the Exchange Act.

The following graph shows a comparison from July 25, 2013, the date our common stock commenced trading on The NASDAQ Global Market, through December 31, 2015 of cumulative total return for our common stock, the NASDAQ Composite Index and the NASDAQ Biotechnology Index. Such returns are based on historical results and are not intended to suggest future performance. The graph assumes the investment of $100 on July 25, 2013 in our stock at the opening trading price of $11.00 and in the indices at the opening trading prices, with the reinvestment of dividends, although dividends have not been declared on our common stock.

	7/25/13	9/30/13	12/31/13	3/31/14	6/30/14	9/30/14	12/31/14	3/31/15	6/30/15	9/30/15	12/31/15
Conatus Pharmaceuticals Inc.	$100	$91	$59	$74	$83	$56	$64	$65	$47	$40	$26
NASDAQ Composite	$100	$105	$116	$117	$123	$125	$132	$137	$139	$129	$140
NASDAQ Biotechnology	$100	$108	$117	$122	$133	$154	$157	$178	$191	$157	$175

Unregistered Sales of Equity Securities

None.

Use of Proceeds

On July 24, 2013, our Registration Statement on Form S-1 (File No. 333-189305), which registered an aggregate amount of up to $69.0 million of our common stock, was declared effective by the SEC for our initial public offering, or IPO. On July 25, 2013, we filed a Registration Statement pursuant to Rule 462(b) (File No. 333-190115), which registered an additional aggregate amount of up to $6.9 million of our common stock. At the closing of our IPO on July 30, 2013, we sold 6,000,000 shares of common stock at an IPO price of $11.00 per share and received gross proceeds of $66.0 million, which resulted in net proceeds to us of $58.6 million, after deducting underwriting discounts and commissions of $4.6 million and offering-related transaction costs of $2.8 million. None of the expenses associated with our IPO were paid to directors, officers, persons owning ten percent or more of any class of equity securities, or to their associates, or to our affiliates. Stifel, Nicolaus & Company, Incorporated and Piper Jaffray & Co. acted as joint book-running managers, and JMP Securities LLC and SunTrust Robinson Humphrey, Inc. acted as co-managers for our IPO. On August 23,

2013, the underwriters’ 30-day over-allotment option to purchase an additional 900,000 shares of common stock in our IPO expired without being exercised and the IPO terminated.

We intend to use the net offering proceeds to fund the clinical development of emricasan and for working capital and general corporate purposes. Pending use of the net proceeds, we plan to invest the net proceeds from our IPO in short- and intermediate-term, interest-bearing obligations, investment-grade instruments, certificates of deposit or direct or guaranteed obligations of the U.S. government. Through December 31, 2015, the net proceeds have been applied as follows: $23.0 million towards the clinical development of emricasan and $25.3 million towards working capital and general corporate purposes.

Issuer Purchases of Equity Securities

The following table contains information relating to the repurchases of our common stock made by us in the quarter ended December 31, 2015.

			Number of	Maximum
			Shares	Number of
			Purchased As	Shares That
			Part of	May Yet Be
			Publicly	Purchased
	Number of	Average	Announced	Under the
	Shares	Price Paid	Plans or	Plans or
Period	Purchased(1)	per Share	Programs	Programs
October 1-31, 2015	—	$—	—	—
November 1-30, 2015	—	—	—	—
December 1-31, 2015	1,818	0.0825	—	—
Total	1,818	$0.0825	—	—

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

The following tables set forth a summary of our historical financial data as of, and for the periods ended on, the dates indicated. We have derived the statement of operations data and balance sheet data from our audited financial statements. You should read the selected financial data in conjunction with the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” both of which are included elsewhere in this report. Our historical results for any prior period are not necessarily indicative of our future results.

	Year Ended December 31,
	2015	2014	2013	2012	2011
Statement of Operations Data:
Operating expenses:
Research and development	$16,297,617	$14,908,843	$6,947,439	$5,528,106	$9,486,619
General and administrative	7,833,085	7,379,339	4,650,807	3,086,479	2,874,507
Total operating expenses	24,130,702	22,288,182	11,598,246	8,614,585	12,361,126
Other income (expense):
Interest income	67,885	57,616	22,144	25,547	28,274
Interest expense	(70,000)	(70,000)	(462,570)	(70,000)	(113,836)
Other (expense) income	(15,809)	(19,325)	(1,070)	1,358	(4,439)
Other financing (expense) income	—	—	(3,576,750)	(91,559)	454,547
Total other (expense) income	(17,924)	(31,709)	(4,018,246)	(134,654)	364,546
Net loss	$(24,148,626)	$(22,319,891)	$(15,616,492)	$(8,749,239)	$(11,996,580)
Net loss per share applicable to common stockholders, basic and diluted	$(1.30)	$(1.44)	$(0.63)	$(8.60)	$(11.86)
Weighted average shares outstanding used in computing net loss per share applicable to common stockholders, basic and diluted	18,617,537	15,478,999	7,358,201	1,016,951	1,011,649

	December 31,
	2015	2014	2013	2012	2011
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$36,508,109	$37,071,946	$56,352,987	$8,025,564	$16,758,038
Working capital	34,507,442	33,693,531	54,081,487	6,688,847	15,202,374
Total assets	39,727,268	38,447,881	56,935,954	8,145,747	16,958,880
Convertible preferred stock warrant liability	—	—	—	160,345	68,786
Note payable	1,000,000	1,000,000	1,000,000	1,000,000	1,000,000
Convertible preferred stock	—	—	—	63,908,372	63,908,372
Total stockholders’ equity (deficit)	34,540,346	33,213,949	53,118,950	(58,335,871)	(49,739,275)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a biotechnology company focused on the development and commercialization of novel medicines to treat liver disease. We are developing emricasan, a first-in-class, orally active pan-caspase protease inhibitor, for the treatment of patients with chronic liver disease. Emricasan is designed to reduce the activities of human caspases, which are enzymes that mediate inflammation and apoptosis. We believe that by reducing the activity of these enzymes, emricasan has the potential to interrupt the progression of liver disease and potentially provide treatment options in multiple areas of liver disease. To date, emricasan has been studied in over 650 subjects in sixteen clinical trials across a broad range of liver disease etiologies and stages of progression. Preclinical studies and clinical trials have yielded compelling results that suggest emricasan may have clinical utility in slowing progression of liver disease regardless of the original cause of the disease.

Our two most recent cirrhosis trials allowed for multiple etiologies and included patients whose cirrhosis was due to a variety of etiologies including hepatitis C virus, or HCV, infection, alcohol or nonalcoholic steatohepatitis, or NASH. Based on communications with the U.S. Food and Drug Administration, or the FDA, recommending single-etiology clinical trials, we plan to focus on advancing toward initial registration of emricasan for patients with cirrhosis due to NASH, with parallel development toward registration of emricasan for patients with NASH fibrosis.  We also plan to extend the safety database and evaluate the efficacy of emricasan in focused single-etiology trials to address additional patient populations with cirrhosis due to alcohol or HCV for potential expansion of the targeted initial label for emricasan in NASH cirrhosis.

In February 2016, we announced that the FDA granted Fast Track designation to the emricasan development program for the treatment of liver cirrhosis caused by NASH. The Fast Track program provides greater access to the FDA in order to expedite review of drugs that have demonstrated the potential to treat serious or life-threatening conditions.

We plan to conduct a set of parallel trials, the ENCORE trials, designed to evaluate multiple doses of emricasan over various treatment durations in chronic liver disease of different etiologies and disease stages. The ENCORE trials are designed to provide further information on doses leading to clinically relevant efficacy, including improvement in biopsy-proven fibrosis and inflammation in patients with NASH fibrosis, and improvement in severe portal hypertension and hepatic function in patients with NASH cirrhosis. The ENCORE trials are also designed to provide safety data to support the initial registration of emricasan for chronic administration in patients with liver cirrhosis. Depending on the strength of the efficacy and safety data, we believe the ENCORE trials could warrant discussions with regulatory agencies regarding potential accelerated approval. However, the decision to pursue such an accelerated approval will depend on multiple factors, including the size of the efficacy and safety database, the strength of the efficacy and safety data, the adequacy of the dose ranging data, and the regulatory agencies’ acceptance of a surrogate endpoint for trials of emricasan in patients with liver cirrhosis. We intend to initiate the ENCORE trials on a staggered basis through early 2017, as resources permit, and expect top-line results to be available periodically beginning in the first half of 2018, which we believe could position us to advance directly to filing for accelerated approval of emricasan in NASH cirrhosis.

In January 2016, we initiated the ENCORE-NF trial, a Phase 2b clinical trial evaluating emricasan’s potential long-term benefits for patients with liver fibrosis resulting from NASH. This randomized, double blind, placebo-controlled clinical trial will evaluate the effect of emricasan in reducing fibrosis and steatohepatitis in approximately 330 patients with NASH fibrosis but not cirrhosis. Patients in this trial will be treated for 18 months. The primary endpoint will be a biopsy-based change in fibrosis by at least one stage using the NASH Clinical Research Network Histologic Scoring System, without worsening of steatohepatitis. Top-line results from the ENCORE-NF clinical trial are expected in 2018.

We have two other ongoing trials. In May 2014, we initiated a double-blind, placebo-controlled Phase 2b clinical trial in approximately 60 post-orthotopic liver transplant recipients with reestablished liver fibrosis as a result of recurrent hepatitis C virus infection who have successfully achieved a sustained viral response following HCV antiviral therapy with residual fibrosis or cirrhosis who will receive 25 mg of emricasan or placebo orally twice daily for two years. The primary endpoint in this exploratory proof-of-concept trial is the change in the Ishak Fibrosis Score compared with placebo. Top-line results are expected in the first half of 2018.

In September 2014, we initiated a six-month two-stage Phase 2 clinical trial in patients with liver cirrhosis due to different etiologies, including NASH, mild to moderate liver impairment and a Model for End-stage Liver Disease, or MELD, score of 11 to 18. In the first stage, which was double-blind and placebo-controlled, 86 patients from 26 U.S. sites were randomized 1:1 to receive either 25 mg of emricasan or placebo orally twice daily for three months. In January 2016, we announced that the results of the first stage of the trial showed a statistically significant reduction in cleaved Cytokeratin 18 vs. placebo in the overall patient population when adjusted for differences between treatment and placebo groups in baseline MELD score and disease etiology as specified in the trial statistical analysis plan. Two key secondary endpoints and clinically relevant measures of liver function, MELD score and Child-Pugh-Turcotte score, demonstrated favorable trends vs. placebo in the overall patient population after three months of treatment. The trends in the overall patient population were driven by statistically significant improvements in a subgroup of patients with baseline MELD scores ≥15. The six-month data from patients who continued treatment and three-month data from placebo patients who crossed over to emricasan treatment are expected in the second quarter of 2016.

In September 2015, we announced that an exploratory, open-label Phase 2 clinical trial of emricasan in patients with liver cirrhosis due to different etiologies and portal hypertension confirmed by hepatic venous pressure gradient, or HVPG, procedure upon enrollment met the following primary endpoints:  a) a clinically meaningful and statistically significant change from baseline in HVPG in patients with liver cirrhosis and severe portal hypertension (HVPG ≥12 mmHg); and b) a statistically significant change from baseline in cCK18 in the total evaluable patient population. Consistent with results from prior trials, emricasan was safe and well tolerated in the trial, with no dose-limiting toxicities and no drug-related serious adverse events. We believe the results of this trial demonstrate that reduction in HVPG is the appropriate endpoint for our planned ENCORE-LF trial, which will continue to study emricasan’s ability to reduce HVPG in patients with NASH cirrhosis.

Since our inception, our primary activities have been organizational activities, including recruiting personnel, conducting research and development, including clinical trials, and raising capital. We have funded our operations since inception primarily through sales of equity securities and convertible promissory notes.

We have no products approved for sale. We have not generated any revenues to date, and we have incurred significant operating losses since our inception. We have never been profitable and have incurred net losses of $24.1 million, $22.3 million and $15.6 million in the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015, we had an accumulated deficit of $120.9 million.

We expect to continue to incur significant operating losses and negative cash flows from operating activities for the foreseeable future as we continue the clinical development of emricasan and seek regulatory approval for and, if approved, pursue commercialization of emricasan. In August 2014, we entered into an At Market Issuance Sales Agreement, or the Sales Agreement, with MLV & Co. LLC, or MLV, pursuant to which we may sell from time to time, at our option, up to an aggregate of $50.0 million of shares of our common stock in “at-the-market” offerings. As of December 31, 2015, we have sold 149,805 shares of our common stock pursuant to the Sales Agreement at a weighted average price per share of $6.05 and received net proceeds of $0.6 million, after deducting offering-related transaction costs and commissions. In April 2015, we completed a public offering of 4,025,000 shares of our common stock at a public offering price of $5.75 per share. We received net proceeds of $21.4 million, after deducting underwriting discounts and commissions and offering-related transaction costs.

As of December 31, 2015, we had cash, cash equivalents and marketable securities of $36.5 million. Although it is difficult to predict future liquidity requirements, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operations for at least the next 12 months.  We will need to raise additional capital to fund further operations, which are expected to include completion of additional clinical trials of emricasan, regulatory filings for emricasan in the United States and the European Union and the potential commercialization of emricasan. We may obtain additional financing in the future through the issuance of our common stock in future public offerings, including under the Sales Agreement, through other equity or debt financings or through collaborations or partnerships with other companies.

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

Research and Development Expenses

The majority of our operating expenses to date have been incurred in research and development activities. Starting in late 2011, research and development expenses have been focused on the development of emricasan. Since acquiring emricasan in 2010, we have incurred $47.1 million in the development of emricasan through December 31, 2015. Our business model is currently focused on the development of emricasan in various liver diseases and is dependent upon our continuing to conduct research and a significant amount of clinical development. Our research and development expenses consist primarily of:

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

While our significant accounting policies are more fully described in the notes to our audited financial statements appearing elsewhere in this annual report, we believe that the following accounting policies are critical to the process of making significant judgments and estimates in the preparation of our financial statements and understanding and evaluating our reported financial results.

Accrued Research and Development Expenses

As part of the process of preparing our financial statements, we are required to estimate our accrued research and development expenses. This process involves reviewing contracts and purchase orders, reviewing the terms of our vendor agreements, communicating with our applicable personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual cost. The majority of our service providers invoice us monthly in arrears for services performed. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us at that time.

Examples of estimated accrued research and development expenses include:

•	fees paid to CROs in connection with clinical trials;
•	fees paid to investigative sites in connection with clinical trials;
•	fees paid to vendors in connection with preclinical development activities; and
•	fees paid to vendors related to product manufacturing, development and distribution of clinical supplies.

We base our expenses related to clinical trials on our estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and CROs that conduct and manage clinical trials on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows and expense recognition. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual accordingly. Our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in our reporting changes in estimates in any particular period. We have not experienced any significant adjustments to our estimates to date. In the years ended December 31, 2015, 2014 and 2013, we increased our clinical trial activities, and we expect our clinical trial activities to continue to increase as we initiate additional future clinical trials.

Stock-Based Compensation

Stock-based compensation expense for stock option grants under our stock option plans is recorded at the estimated fair value of the award as of the grant date and is recognized as expense on a straight-line basis over the requisite service period of the stock-based award. Stock-based compensation expense for employee stock purchases under our 2013 Employee Stock Purchase Plan, or the ESPP, is recorded at the estimated fair value of the purchase as of the plan enrollment date and is recognized as expense on a straight-line basis over the applicable six-month ESPP offering period. We estimate the fair value of our stock-based awards to employees and directors using the Black-Scholes model. The Black-Scholes model requires the input of subjective assumptions, including the risk-free interest rate, expected dividend yield, expected volatility, expected term and the fair value of the underlying common stock on the date of grant, among other inputs. We account for stock options granted to non-employees using the fair value approach. Stock options granted to non-employees are subject to periodic revaluation over their vesting terms.

Convertible Preferred Stock Warrant Liability

We have issued freestanding warrants exercisable for shares of our Series A and Series B convertible preferred stock. These warrants were classified as a liability in the balance sheets prior to the completion of our IPO in July 2013, as the terms for redemption of the underlying security were outside our control. The Series A warrants were recorded at fair value using the Black-Scholes model. The Series B warrants were recorded at fair value using a Monte Carlo model. The fair value of all warrants, except as noted below, was remeasured at each financial reporting date using the Black-Scholes model with any changes in fair value being recognized in other financing income (expense), a component of other income (expense), in the accompanying statements of operations. We ceased the remeasure of the fair value of the convertible warrant liability upon the exercise of the Series A warrants and conversion of the Series B warrants to common stock warrants, which occurred immediately prior to the completion of our IPO on July 30, 2013. Subsequent to such exercise and conversion, the warrants are classified as a component of stockholders’ equity and are no longer subject to remeasurement.

Net Operating Loss and Research and Development Tax Credit Carryforwards

At December 31, 2015, we had federal and state net operating loss carryforwards of $83.3 million and $83.5 million, respectively. The federal and state loss carryforwards begin to expire in 2025 and 2016, respectively, unless previously utilized. At December 31, 2015, we also had federal and state research credit carryforwards of $3.6 million and $1.3 million, respectively. The federal research credit carryforwards will begin expiring in 2026 unless previously utilized. The state research credit will carry forward indefinitely.

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

Results of Operations

Comparison of the Years Ended December 31, 2015, 2014 and 2013

Research and Development Expenses

Research and development expenses were $16.3 million in the year ended December 31, 2015, as compared to $14.9 million for the same period in 2014. The increase of $1.4 million was primarily due to higher personnel costs and an increase in external costs related to emricasan. Research and development related personnel expenses were $5.6 million in 2015 and $4.7 million in 2014. The increase of $0.9 million was primarily due to higher stock-based compensation expense and headcount. In 2015, external research and development expenses for emricasan were $10.4 million, compared to $9.9 million in 2014. The increase of $0.5 million was primarily due to higher spending on activities related to the new ENCORE studies and preclinical studies to support future emricasan clinical trials, partially offset by lower spending on manufacturing activities related to active pharmaceutical ingredient manufacturing and analytical work.

Research and development expenses were $14.9 million in the year ended December 31, 2014, as compared to $6.9 million for the same period in 2013. The increase of $8.0 million was primarily due to an increase in external costs related to emricasan and higher personnel costs. In 2014, external research and development expenses for emricasan were $9.9 million, compared to $3.8 million in 2013. The increase of $6.1 million was primarily due to the initiation of new clinical trials and increased enrollment in existing clinical trials. Research and development related personnel expenses were $4.7 million in 2014 and $2.8 million in 2013. The increase of $1.9 million was primarily due to higher stock-based compensation expense and headcount.

General and Administrative Expenses

General and administrative expenses were $7.8 million in the year ended December 31, 2015, as compared to $7.4 million for the same period in 2014. The increase of $0.4 million was primarily due to higher personnel costs, partially offset by lower consulting and legal fees. General and administrative related personnel expenses were $4.6 million in 2015 and $3.7 million in 2014. The increase of $0.9 million was primarily due to higher stock-based compensation expense and employee salaries and benefits.

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

Changes in components of Other Income (Expense) were as follows:

Interest Income

Interest income was $68,000 for the year ended December 31, 2015, as compared to $58,000 for the same period in 2014. Interest income consisted of interest earned on our cash, cash equivalents and marketable securities.

Interest income was $58,000 for the year ended December 31, 2014, as compared to $22,000 for the same period in 2013. Interest income consisted of interest earned on our cash, cash equivalents and marketable securities. The increase was due to nominal cash, cash equivalents and marketable securities balances prior to the IPO in July 2013.

Interest Expense

Interest expense was $70,000 for each of the years ended December 31, 2015 and 2014 and consisted of interest related to the $1.0 million promissory note payable to Pfizer.

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

Other Expense

Other expense was $16,000, $19,000 and $1,000 for the years ended December 31, 2015, 2014 and 2013, respectively. Other expense represents currency fluctuations in the conversion of account balances held in foreign currencies to U.S. dollars.

Other Financing Expense

Other financing expense was $0 for each of the years ended December 31, 2015 and 2014.

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

Liquidity and Capital Resources

We have incurred losses since inception and negative cash flows from operating activities for the years ended December 31, 2015, 2014 and 2013. As of December 31, 2015, we had an accumulated deficit of $120.9 million. We anticipate that we will continue to incur net losses for the foreseeable future as we continue the development and potential commercialization of emricasan and incur additional costs associated with being a public company.

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

In August 2014, we entered into the Sales Agreement with MLV, pursuant to which we may sell from time to time, at our option, up to an aggregate of $50.0 million of shares of our common stock through MLV, as sales agent. Sales of our common stock made pursuant to the Sales Agreement are made on The NASDAQ Global Market, or Nasdaq, under our Registration Statement on Form S-3, filed with the Securities and Exchange Commission, or the SEC, on August 14, 2014 and declared effective by the SEC on August 25, 2014, by means of ordinary brokers’ transactions at market prices. Additionally, under the terms of the Sales Agreement, we may also sell shares of our common stock through MLV, on Nasdaq or otherwise, at negotiated prices or at prices related to the prevailing market price. Under the terms of the Sales Agreement, MLV may not engage in any proprietary trading or trading as principal for MLV’s own account. MLV will use its commercially reasonable efforts consistent with its normal trading and sales practices to sell our common stock from time to time, based upon our instructions (including any price, time or size limits or other customary parameters or conditions we may impose). We pay a commission rate equal to up to 3% of the gross sales price per share sold. We have also agreed to provide MLV with customary indemnification and contribution rights. The Sales Agreement may be terminated by us or MLV at any time upon ten days’ notice to the other party, or by MLV at any time in certain circumstances, including the occurrence of an event that would be reasonably likely to have a material adverse effect on our assets, business, operations, earnings, properties, condition (financial or otherwise), prospects, stockholders’ equity or results of operations.  As of December 31, 2015, we have sold 149,805 shares of our common stock pursuant to the Sales Agreement at a weighted average price per share of $6.05 and received net proceeds of $0.6 million, after deducting offering-related transaction costs and commissions. Although sales of our common stock have taken place pursuant to the Sales Agreement, there can be no assurance that MLV will be successful in consummating future sales based on prevailing market conditions or in the quantities or at the prices that we deem appropriate.  In addition, under current SEC regulations, at any time during which the aggregate market value of our common stock held by non-affiliates, or public float, is less than $75.0 million, the amount we can raise through primary public offerings of securities in any twelve-month period using shelf registration statements, including sales under the Sales Agreement, is limited to an aggregate of one-third of our public float. As of March 1, 2016, our public float was 15.7 million shares, the value of which was $27.9 million based upon the closing price of our common stock of $1.78 on March 1, 2016. The value of one-third of our public float calculated on the same basis was $9.3 million.

In April 2015, we completed a public offering of 4,025,000 shares of our common stock at a public offering price of $5.75 per share. We received net proceeds of $21.4 million, after deducting underwriting discounts and commissions and offering-related transaction costs.

At December 31, 2015, we had cash, cash equivalents and marketable securities of $36.5 million. We believe our existing cash, cash equivalents and marketable securities will be sufficient to fund our operations for at least the next 12 months. To fund further operations, we will need to raise additional capital. We plan to continue to fund losses from operations and capital funding needs through future equity and debt financing, as well as potential collaborations. The sale of additional equity or convertible debt could result in additional dilution to our stockholders. The incurrence of indebtedness would result in debt service obligations and could result in operating and financing covenants that would restrict our operations. No assurances can be provided that financing will be available in the amounts we need or on terms acceptable to us, if at all. If we are not able to secure adequate additional funding, we may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. Any of these actions could materially harm our business, results of operations and future prospects.

The following table sets forth a summary of the net cash flow activity for each of the periods set forth below:

	Year Ended December 31,
	2015	2014	2013
Net cash used in operating activities	$(22,546,185)	$(18,260,155)	$(10,631,717)
Net cash provided by (used in) investing activities	4,119,640	24,190,129	(48,396,707)
Net cash provided by (used in) financing activities	22,389,961	(176,253)	59,151,286
Net increase in cash and cash equivalents	$3,963,416	$5,753,721	$122,862

Net cash used in operating activities was $22.5 million, $18.3 million and $10.6 million for the years ended December 31, 2015, 2014 and 2013, respectively. The primary use of cash was to fund our operations related to the development of emricasan.

Net cash provided by investing activities was $4.1 million and $24.2 million for the years ended December 31, 2015 and 2014, respectively, which consisted primarily of proceeds from maturities of marketable securities, partially offset by cash used to purchase marketable securities. For the year ended December 31, 2013, net cash used in investing activities was $48.4 million, which consisted primarily of cash used to purchase marketable securities, partially offset by proceeds from maturities of marketable securities.

Net cash provided by financing activities was $22.4 million for the year ended December 31, 2015, which consisted primarily of net proceeds from our public offering in April 2015 and sales of common stock pursuant to the Sales Agreement. For the year ended December 31, 2014, net cash used in financing activities was $0.2 million, which consisted of deferred public offering costs related to our Registration Statement on Form S-3 filed on August 14, 2014, partially offset by proceeds from the exercise of stock options. For the year ended December 31, 2013, net cash provided by financing activities was $59.2 million mainly due to net proceeds from the IPO in July 2013 and issuance of convertible promissory notes in May 2013, partially offset by a distribution to our wholly owned subsidiary, Idun Pharmaceuticals, Inc., in connection with our spin-off of such subsidiary.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at December 31, 2015:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations	$2,019,985	$398,241	$834,204	$787,540	$—
Long-term debt	1,000,000	—	—	1,000,000	—
Interest on long-term debt	320,833	70,000	140,000	110,833	—
Total	$3,340,818	$468,241	$974,204	$1,898,373	$—

Our commitments for operating leases relate primarily to our lease of office space in San Diego, California. In February 2014, we entered into a lease agreement, or the Lease, with The Point Office Partners, LLC for 9,954 rentable square feet of office space located in San Diego, California, with a lease term from July 2014 through December 2019 and a renewal option for an additional five years. In May 2015, we entered into a first amendment to the Lease, or the First Lease Amendment, for additional office space of 3,271 rentable square feet starting in September 2015 through September 2020. The First Lease Amendment also extended the term of the Lease to September 2020. The monthly base rent under the Lease and the First Lease Amendment will increase approximately 3% annually from $32,784 in 2015 to $39,268 in 2020.

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

Interest Rate Risk

Our cash, cash equivalents and marketable securities as of December 31, 2015 consisted of cash, money market funds and corporate debt securities. We are exposed to market risk related to fluctuations in interest rates and market prices. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of United States interest rates. However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our financial condition or results of operations.

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

Inflation Risk

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our business, financial condition or results of operations during the year ended December 31, 2015.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and the reports of our independent registered public accounting firm required pursuant to this item are included in this report beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2015, our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of the end of the period covered by this annual report on Form 10-K. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective.

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

As of December 31, 2015, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on this assessment, our management concluded that, as of December 31, 2015, our internal control over financial reporting was effective based on those criteria.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2016 Annual Meeting of Stockholders, or the Definitive Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2015, under the headings “Election of Directors,” “Corporate Governance,” “Our Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

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

The following financial statements of Conatus Pharmaceuticals Inc., together with the report thereon of Ernst & Young LLP, an independent registered public accounting firm, are included in this annual report on Form 10-K:

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

Conatus Pharmaceuticals Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Conatus Pharmaceuticals Inc.

We have audited the accompanying balance sheets of Conatus Pharmaceuticals Inc. as of December 31, 2015 and 2014, and the related statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Conatus Pharmaceuticals Inc. at December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

San Diego, California
March 11, 2016

Conatus Pharmaceuticals Inc.

Balance Sheets

	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$13,876,090	$9,912,674
Marketable securities	22,632,019	27,159,272
Prepaid and other current assets	1,982,031	796,818
Total current assets	38,490,140	37,868,764
Property and equipment, net	344,734	237,066
Other assets	892,394	342,051
Total assets	$39,727,268	$38,447,881
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$2,545,894	$3,003,612
Accrued compensation	1,436,804	1,171,621
Total current liabilities	3,982,698	4,175,233
Note payable	1,000,000	1,000,000
Deferred rent	204,224	58,699
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized; 19,877,857 shares issued and 19,845,611 shares outstanding, excluding 32,246 shares subject to repurchase, at December 31, 2015; 15,695,834 shares issued and 15,560,614 shares outstanding, excluding 135,220 shares subject to repurchase, at December 31, 2014	1,984	1,556
Additional paid-in capital	155,441,280	129,976,075
Accumulated other comprehensive loss	(3,907)	(13,297)
Accumulated deficit	(120,899,011)	(96,750,385)
Total stockholders’ equity	34,540,346	33,213,949
Total liabilities and stockholders’ equity	$39,727,268	$38,447,881

Conatus Pharmaceuticals Inc.

Statements of Operations and Comprehensive Loss

	Year Ended December 31,
	2015	2014	2013
Operating expenses:
Research and development	$16,297,617	$14,908,843	$6,947,439
General and administrative	7,833,085	7,379,339	4,650,807
Total operating expenses	24,130,702	22,288,182	11,598,246
Other income (expense):
Interest income	67,885	57,616	22,144
Interest expense	(70,000)	(70,000)	(462,570)
Other expense	(15,809)	(19,325)	(1,070)
Other financing expense	—	—	(3,576,750)
Total other expense	(17,924)	(31,709)	(4,018,246)
Net loss	$(24,148,626)	$(22,319,891)	$(15,616,492)
Other comprehensive income (loss):
Net unrealized gains (losses) on marketable securities	9,390	(24,794)	10,946
Comprehensive loss	$(24,139,236)	$(22,344,685)	$(15,605,546)
Reconciliation of net loss to net loss applicable to common stockholders:
Net loss	$(24,148,626)	$(22,319,891)	$(15,616,492)
Gain on extinguishment of convertible preferred stock	—	—	11,491,043
Deemed distribution from promissory note issuance	—	—	(474,561)
Net loss applicable to common stockholders	$(24,148,626)	$(22,319,891)	$(4,600,010)
Net loss per share applicable to common stockholders, basic and diluted	$(1.30)	$(1.44)	$(0.63)
Weighted average shares outstanding used in computing net loss per share applicable to common stockholders, basic and diluted	18,617,537	15,478,999	7,358,201

Conatus Pharmaceuticals Inc.

Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2013	42,494,218	$32,208,532	36,417,224	$31,699,840	1,052,606	$105	$470,982	$551	$(58,807,509)	$(58,335,871)
Vesting of early exercise of employee stock options	—	—	—	—	92,561	9	5,817	—	—	5,826
Issuance of common stock upon exercise of stock options	—	—	—	—	3,030	1	272	—	—	273
Share-based compensation	—	—	—	—	—	—	257,451	—	—	257,451
Investment in Idun Pharmaceuticals, Inc.	—	—	—	—	—	—	(493,507)	—	(6,493)	(500,000)
Deemed distribution from bridge note issuance	—	—	—	—	—	—	(474,561)	—	—	(474,561)
Initial public offering of common stock, net of offering costs	—	—	—	—	6,000,000	600	58,607,854	—	—	58,608,454
Conversion of Series A warrants to common stock	—	—	—	—	280,675	28	3,083,521	—	—	3,083,549
Conversion of preferred stock to common stock	(42,494,218)	(32,208,532)	(36,417,224)	(31,699,840)	7,865,722	787	63,907,448	—	—	63,908,235
Conversion of notes payable and interest to common stock	—	—	—	—	91,948	9	1,011,472	—	—	1,011,481
Conversion of Series B warrants to common stock warrants	—	—	—	—	—	—	1,159,659	—	—	1,159,659
Net loss	—	—	—	—	—	—	—	—	(15,616,492)	(15,616,492)
Unrealized gain on marketable securities	—	—	—	—	—	—	—	10,946	—	10,946
Balance at December 31, 2013	—	—	—	—	15,386,542	1,539	127,536,408	11,497	(74,430,494)	53,118,950
Vesting of early exercise of employee stock options	—	—	—	—	93,016	10	20,592	—	—	20,602
Issuance of common stock upon exercise of stock options	—	—	—	—	81,056	7	88,415	—	—	88,422
Share-based compensation	—	—	—	—	—	—	2,330,660	—	—	2,330,660
Net loss	—	—	—	—	—	—	—	—	(22,319,891)	(22,319,891)
Unrealized loss on marketable securities	—	—	—	—	—	—	—	(24,794)	—	(24,794)
Balance at December 31, 2014	—	—	—	—	15,560,614	1,556	129,976,075	(13,297)	(96,750,385)	33,213,949
Vesting of early exercise of employee stock options	—	—	—	—	71,249	9	24,395	—	—	24,404
Issuance of common stock upon exercise of stock options	—	—	—	—	21,029	—	19,212	—	—	19,212
Issuance of common stock for employee stock purchase plan	—	—	—	—	17,914	2	65,521	—	—	65,523
Share-based compensation	—	—	—	—	—	—	3,315,943	—	—	3,315,943
Issuance of common stock, net of offering costs	—	—	—	—	4,174,805	417	22,040,134	—	—	22,040,551
Net loss	—	—	—	—	—	—	—	—	(24,148,626)	(24,148,626)
Unrealized gain on marketable securities	—	—	—	—	—	—	—	9,390	—	9,390
Balance at December 31, 2015	—	$—	—	$—	19,845,611	$1,984	$155,441,280	$(3,907)	$(120,899,011)	$34,540,346

Conatus Pharmaceuticals Inc.

Statements of Cash Flows

	Year Ended December 31,
	2015	2014	2013
Operating activities
Net loss	$(24,148,626)	$(22,319,891)	$(15,616,492)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	67,856	38,258	10,446
Stock-based compensation expense	3,315,943	2,330,660	257,451
Noncash other financing expense	—	—	3,618,206
Amortization of premium on marketable securities	328,479	577,158	199,182
Changes in operating assets and liabilities:
Prepaid and other current assets	(1,185,213)	(251,314)	(469,320)
Other assets	(798,754)	(62,981)	—
Accounts payable and accrued expenses	(581,218)	1,499,601	407,089
Accrued compensation	289,587	(130,345)	961,721
Deferred rent	165,761	58,699	—
Net cash used in operating activities	(22,546,185)	(18,260,155)	(10,631,717)
Investing activities
Maturities of marketable securities	62,574,000	54,072,000	4,725,000
Purchase of marketable securities	(58,365,836)	(29,639,190)	(53,117,797)
Capital expenditures	(88,524)	(242,681)	(3,910)
Net cash provided by (used in) investing activities	4,119,640	24,190,129	(48,396,707)
Financing activities
Issuance of promissory notes	—	—	1,001,439
Distribution to wholly owned subsidiary in connection with spin-off of Idun Pharmaceuticals, Inc.	—	—	(500,000)
Deferred public offering costs	—	(264,675)	—
Proceeds from issuance of common stock, net of offering costs	22,305,226	—	58,608,454
Proceeds from stock issuances under employee stock purchase plan and exercise of stock options	84,735	88,422	41,393
Net cash provided by (used in) financing activities	22,389,961	(176,253)	59,151,286
Net increase in cash and cash equivalents	3,963,416	5,753,721	122,862
Cash and cash equivalents at beginning of period	9,912,674	4,158,953	4,036,091
Cash and cash equivalents at end of period	$13,876,090	$9,912,674	$4,158,953
Supplemental disclosure of cash flow information:
Cash paid for interest	$70,000	$70,000	$88,583
Supplemental schedule of noncash investing and financing activities:
Purchases of property and equipment included in accounts payable	$87,000	$—	$—
Conversion of notes payable for common stock	$—	$—	$1,001,439
Issuance of warrants in conjunction with debt	$—	$—	$625,792

Conatus Pharmaceuticals Inc.

Notes to Financial Statements

1.	Organization and Basis of Presentation

Conatus Pharmaceuticals Inc. (the Company) was incorporated in the state of Delaware on July 13, 2005. The Company is a biotechnology company focused on the development and commercialization of novel medicines to treat liver disease.

As of December 31, 2015, the Company has devoted substantially all of its efforts to product development and has not realized revenues from its planned principal operations.

The Company has a limited operating history, and the sales and income potential of the Company’s business and market are unproven. The Company has experienced net losses since its inception and, as of December 31, 2015, had an accumulated deficit of $120.9 million. The Company expects to continue to incur net losses for at least the next several years. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure. If the Company is unable to generate revenues adequate to support its cost structure, the Company may need to raise additional equity or debt financing. As of December 31, 2015, the Company had cash, cash equivalents and marketable securities of $36.5 million and working capital of $34.5 million.

In July 2013, the Company implemented a 1-for-8.25 reverse stock split of its outstanding common stock. The accompanying financial statements give effect to the reverse split for all periods presented.

In July 2013, the Company completed its initial public offering (IPO) of 6,000,000 shares of common stock at an offering price of $11.00 per share. The Company received net proceeds of $58.6 million, after deducting underwriting discounts and commissions and offering-related transaction costs.

2.	Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

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

Marketable Securities

The Company classifies its marketable securities as available-for-sale and records such assets at estimated fair value in the balance sheets, with unrealized gains and losses, if any, reported as a component of other comprehensive income (loss) within the statements of operations and comprehensive loss and as a separate component of stockholders’ equity (deficit). The Company classifies marketable securities with remaining maturities greater than one year as current assets because such marketable securities are available to fund the Company’s current operations. The Company invests its excess cash balances primarily in corporate debt securities and money market funds with strong credit ratings. Realized gains and losses are calculated on the specific identification method and recorded as interest income. There were no realized gains and losses for the years ended December 31, 2015, 2014 and 2013.

At each balance sheet date, the Company assesses available-for-sale securities in an unrealized loss position to determine whether the unrealized loss is other-than-temporary. The Company considers factors including: the significance of the decline in value compared to the cost basis, underlying factors contributing to a decline in the prices of securities in a single asset class, the length of time the market value of the security has been less than its cost basis, the security’s relative performance versus its peers, sector or asset class, expected market volatility and the market and economy in general. When the Company determines that a decline in the fair value below its cost basis is other-than-temporary, the Company recognizes an impairment loss in the year in which the other-than-temporary decline occurred. There have been no other-than-temporary declines in the value of marketable securities for the years ended December 31, 2015, 2014 and 2013, as it is more likely than not the Company will hold the securities until maturity or a recovery of the cost basis.

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

Long-Lived Assets

The Company regularly reviews the carrying value and estimated lives of all of its long-lived assets, including property and equipment, to determine whether indicators of impairment may exist which warrant adjustments to carrying values or estimated useful lives. The determinants used for this evaluation include management’s estimate of the asset’s ability to generate positive income from operations and positive cash flow in future periods, as well as the strategic significance of the assets to the Company’s business objective. Should an impairment exist, the impairment loss would be measured based on the excess of the carrying amount of the asset’s fair value. The Company has not recognized any impairment losses through December 31, 2015.

Research and Development Expenses

All research and development costs are expensed as incurred.

Income Taxes

The Company’s policy related to accounting for uncertainty in income taxes prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. As of December 31, 2015, there are no unrecognized tax benefits included in the balance sheet that would, if recognized, affect the Company’s effective tax rate. The Company has not recognized interest and penalties in the balance sheets or statements of operations and comprehensive loss. The Company is subject to U.S. and California taxation. As of December 31, 2015, the Company’s tax years beginning 2005 to date are subject to examination by taxing authorities.

Stock-Based Compensation

Stock-based compensation expense for stock option grants under the Company’s stock option plans is recorded at the estimated fair value of the award as of the grant date and is recognized as expense on a straight-line basis over the requisite service period of the stock-based award. The fair value is estimated using the Black-Scholes model with the assumptions noted in the following table. The expected life of stock options is based on the simplified method described in the Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 107. The expected volatility of stock options is based upon the historical volatility of a number of publicly traded companies in similar stages of clinical development. The risk-free interest rate is based on the average yield of five- and seven-year U.S. Treasury Bills as of the valuation date.

	Year Ended December 31,
	2015	2014	2013
Assumptions
Risk-free interest rate	1.54% - 1.94%	1.69% - 2.10%	0.95% - 1.81%
Expected dividend yield	0%	0%	0%
Expected volatility	72% - 89%	78% - 105%	69% - 79%
Expected term (in years)	5.5 - 6.1	5.5 - 6.1	6.0 - 6.1

Stock-based compensation expense for employee stock purchases under the Company’s 2013 Employee Stock Purchase Plan (the ESPP) is recorded at the estimated fair value of the purchase as of the plan enrollment date and is recognized as expense on a straight-line basis over the applicable six-month ESPP offering period. The fair value is estimated using the Black-Scholes model with inputs that include the applicable risk-free interest rate, expected dividend yield, expected volatility and expected term.

The Company recorded stock-based compensation of $3.3 million, $2.3 million and $0.3 million for the years ended December 31, 2015, 2014 and 2013, respectively. Unrecognized compensation expense at December 31, 2015 was $6.3 million, which is expected to be recognized over a weighted-average vesting term of 2.4 years.

Convertible Preferred Stock Warrant Liability

The Company had issued freestanding warrants exercisable to purchase shares of its Series A and Series B convertible preferred stock. These warrants were classified as a liability in the balance sheets prior to the completion of the IPO, as the terms for redemption of the underlying security were outside the Company’s control. The Series A convertible preferred stock warrants were recorded at fair value using the Black-Scholes model. The Series B convertible preferred stock warrants were recorded at fair value using a Monte Carlo model. The fair value of all warrants, except as noted below, was remeasured at each financial reporting date with any changes in fair value being recognized in other financing income (expense), a component of other income (expense), in the accompanying statements of operations and comprehensive loss. The Company ceased the remeasurement of the fair value upon exercise of the Series A warrants and the Series B warrants becoming exercisable for shares of common stock, immediately prior to the completion of the Company’s IPO in July 2013.

Comprehensive Loss

The Company is required to report all components of comprehensive loss, including net loss, in the financial statements in the period in which they are recognized. Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from nonowner sources, including unrealized gains and losses on marketable securities. Comprehensive gains (losses) have been reflected in the statements of operations and comprehensive loss for all periods presented.

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

	December 31,
	2015	2014	2013
Warrants to purchase common stock	149,704	149,704	149,704
Common stock options issued and outstanding	2,464,849	1,859,034	790,590
Common stock subject to repurchase	32,246	135,220	233,337
ESPP shares pending issuance	5,103	2,175	—
Total	2,651,902	2,146,133	1,173,631

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This guidance requires organizations that lease assets with lease terms of more than 12 months to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The ASU also requires disclosures to give financial statement users information on the amount, timing and uncertainty of cash flows arising from leases, including qualitative and quantitative information. For public companies, ASU No. 2016-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the impact of the pending adoption of ASU No. 2016-02 on its financial statements and related disclosures.

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

Level 3:	Includes financial instruments for which fair value is derived from valuation techniques in which one or more significant inputs are unobservable, including management’s own assumptions.

Below is a summary of assets and liabilities measured at fair value as of December 31, 2015 and 2014.

		Fair Value Measurements Using
	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds	$10,221,563	$10,221,563	$—	$—
Corporate debt securities	24,334,917	—	24,334,917	—
Total assets	$34,556,480	$10,221,563	$24,334,917	$—

		Fair Value Measurements Using
	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds	$6,998,111	$6,998,111	$—	$—
Municipal bonds	70,000	—	70,000	—
Corporate debt securities	28,589,331	—	28,589,331	—
Total assets	$35,657,442	$6,998,111	$28,659,331	$—

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

The fair value of the convertible preferred stock warrant liability was determined based on “Level 3” inputs and utilized the Black-Scholes model for the Series A convertible preferred stock warrants. The Series B convertible preferred stock warrants utilized a Monte Carlo model. The warrant liabilities were marked to market before converting to equity at the IPO. The following table presents activity for the convertible preferred stock warrant liability measured at fair value using significant unobservable Level 3 inputs during the year ended December 31, 2013.

Fair Value Measurements at Reporting Date Using Significant Unobservable Inputs (Level 3)
Balance at December 31, 2012	$160,345
Issuance of preferred stock warrants	625,679
Changes in fair value reflected as other financing expense	3,457,184
Conversion to equity at IPO	(4,243,208)
Balance at December 31, 2013	$—

The fair value of the convertible promissory notes was determined based on “Level 3” inputs and valued the notes utilizing an estimated cost of debt from publicly available information on issuances of high yield fixed income securities issued by comparable companies. The Company concluded that a 15% discount rate was appropriate, resulting in an initial fair value for the notes of $970,000. The discount was accreted to interest expense through the Company’s IPO and was accreted completely at the IPO as the notes plus accrued interest converted to common stock at the IPO. The following table presents activity for the convertible promissory notes measured at fair value using significant unobservable Level 3 inputs during the year ended December 31, 2013.

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

The Company invests its excess cash in money market funds and debt instruments of financial institutions, corporations, government sponsored entities and municipalities. The following tables summarize the Company’s marketable securities:

As of December 31, 2015	Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Corporate debt securities	1 or less	$22,635,926	$6,770	$(10,677)	$22,632,019
Total		$22,635,926	$6,770	$(10,677)	$22,632,019

As of December 31, 2014	Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Corporate debt securities	1 or less	$25,795,008	$1,137	$(9,223)	$25,786,922
Corporate debt securities	1 - 2	1,307,561	—	(5,211)	1,302,350
Municipal bonds	1 or less	70,000	—	—	70,000
Total		$27,172,569	$1,137	$(14,434)	$27,159,272

5.	Property and Equipment

Property and equipment consist of the following:

	December 31,
	2015	2014
Furniture and fixtures	$326,788	$239,788
Computer equipment and office equipment	170,946	162,921
Leasehold improvements	142,032	61,533
	639,766	464,242
Less accumulated depreciation and amortization	(295,032)	(227,176)
Total	$344,734	$237,066

Depreciation expense related to property and equipment was $67,856, $38,258 and $10,446 for the years ended December 31, 2015, 2014 and 2013, respectively.

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

In May 2013, the Company entered into a note and warrant purchase agreement with certain existing investors pursuant to which it sold, in a private placement, an aggregate of $1.0 million of convertible promissory notes (the 2013 Notes) and issued warrants exercisable to purchase 1,124,026 shares of Series B Preferred Stock (the 2013 Warrants). The 2013 Notes accrued interest at a rate of 6% per annum and were due and payable on the earlier of (1) any date after November 30, 2013 upon which holders of 75% of the outstanding principal amount of all such 2013 Notes demand repayment, or (2) the occurrence of a change of control of the Company, subject in each case to their earlier conversion in the event the Company completed a qualified initial public offering or private placement of debt and/or equity. The 2013 Notes did not provide for any potential adjustments to the stated conversion rates other than in the event of stock splits, stock dividends and recapitalizations. The conversion of the 2013 Notes in the event of a qualified initial public offering or private placement of equity was deemed to be the predominant settlement mechanism. As this predominant settlement mechanism provided for the settlement of a fixed monetary amount in a variable number of equity instruments, the Company concluded that it was appropriate to recognize the 2013 Notes at fair value. The Company valued the 2013 Notes utilizing an estimated cost of debt from publicly available information on issuances of high yield fixed income securities issued by comparable companies. The Company concluded that a 15% discount rate was appropriate, resulting in an initial fair value for the 2013 Notes of $970,000. Upon completion of the IPO, the 2013 Notes plus accrued interest automatically converted into 91,948 shares of common stock.

The 2013 Warrants were exercisable for an aggregate of 1,124,026 shares of Series B Preferred Stock at an exercise price of $0.90 per share. Upon completion of the IPO, the 2013 Warrants became exercisable for an aggregate of 136,236 shares of common stock at an exercise price of $7.43 per share. The 2013 Warrants will expire on May 30, 2018. The 2013 Warrants were initially accounted for as liabilities with changes in fair value recognized within the statements of operations and comprehensive loss. The Company determined that the initial value of the 2013 Warrants was $506,000. The 2013 Warrants were valued utilizing a Monte Carlo simulation of various weighted scenarios. Following the IPO, the 2013 Warrants were reclassified into equity at their fair value at the time of the completion of the IPO.

The valuation at the issuance of the 2013 Notes and 2013 Warrants resulted in a deemed distribution in the amount of $474,561 accounted for as a reduction in net income applicable to common stockholders.

In July 2013, the Company entered into a loan and security agreement, (the Credit Facility) with Oxford Finance LLC and Silicon Valley Bank (the Lenders). The Credit Facility provided funding for an aggregate principal amount of up to $15.0 million. The first term loan of the Credit Facility was funded in July 2013 in the amount of $1.0 million. On September 25, 2013, the Company prepaid the outstanding advances under the Credit Facility. Accordingly, the Credit Facility was terminated on September 25, 2013. In connection with the funding of the first term loan under the Credit Facility, the Company issued warrants to the Lenders to purchase up to an aggregate of 111,112 shares of Series B convertible preferred stock at an exercise price of $0.90 per share (Lender Warrants). The Lender Warrants will expire on July 3, 2023. The Lender Warrants were initially accounted for as liabilities with the changes in fair value recognized within the statements of operations and comprehensive loss.

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

Common Stock

In July 2013, the Company implemented a 1-for-8.25 reverse stock split of its outstanding common stock. The accompanying financial statements give effect to the reverse split for all periods presented.

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

During the year ended December 31, 2015, the Company sold 149,805 shares of its common stock pursuant to the Sales Agreement at a weighted average price per share of $6.05 and received net proceeds of $0.6 million, after deducting offering-related transaction costs and commissions. At December 31, 2014, the Company had incurred legal and accounting transaction costs of $0.2 million in connection with the commencement of the Sales Agreement, which were recorded in other assets on the balance sheet and were reclassified to additional paid-in capital upon the first sale of common stock pursuant to the Sales Agreement.

In April 2015, the Company completed a public offering of 4,025,000 shares of its common stock at a public offering price of $5.75 per share. The shares were registered pursuant to the Registration Statement on Form S-3 filed on August 14, 2014. The Company received net proceeds of $21.4 million, after deducting underwriting discounts and commissions and offering-related transaction costs. At December 31, 2014, the Company had incurred legal and accounting transaction costs of $0.1 million in connection with the public offering, which were recorded in other assets on the balance sheet and were reclassified to additional paid-in capital upon completion of the public offering.

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

Warrants

The Company issued warrants to purchase a total of 2,333,320 shares of Series A Preferred Stock in conjunction with a convertible bridge financing in 2010 and issued the 2013 Warrants and Lender Warrants in conjunction with a convertible bridge financing and the Credit Facility funding in 2013. The Company initially accounted for the warrants as liabilities because they were exercisable for shares of preferred stock that were classified outside of permanent equity. The convertible preferred stock warrant liability was required to be recorded at fair value at the grant date of the warrants and the carrying value adjusted at each reporting date, along with July 30, 2013 (date of IPO closing). The Company recorded the change in the value of the warrants of $3,457,184 for the year ended December 31, 2013 as other financing expense. The Series A warrants converted to 280,675 shares of common stock as a result of the net exercise of such warrants at the IPO. Upon the completion of the IPO, the 2013 Warrants and the Lender Warrants became exercisable for an aggregate of 149,704 shares of common stock at an exercise price of $7.43 per share. Following the IPO, the 2013 Warrants and Lender Warrants were reclassified into equity at their fair value at the time of the completion of the IPO.

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

Pursuant to the 2013 Plan, the Company’s management is authorized to grant stock options to the Company’s employees, directors and consultants. The number of shares available for future grant under the 2013 Plan will automatically increase each year by an amount equal to the least of (1) 1,000,000 shares of the Company’s common stock, (2) 5% of the outstanding shares of the Company’s common stock as of the last day of the Company’s immediately preceding fiscal year, or (3) such other amount as the Company’s board of directors may determine. Shares that remain available, that expire or otherwise terminate without having been exercised in full, and unvested shares that are forfeited to or repurchased by the Company under the 2006 Plan will roll into the 2013 Plan. As of December 31, 2015, 593,531 options remain available for future grant under the 2013 Plan.

The following table summarizes the Company’s stock option activity under all stock option plans for the three years ended December 31, 2015.

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)
Outstanding at December 31, 2012	690,223	$0.80
Granted	316,935	9.44
Exercised	(174,447)	0.24
Cancelled	(42,121)	7.86
Outstanding at December 31, 2013	790,590	4.01
Granted	1,212,000	8.41
Exercised	(81,056)	1.10
Cancelled	(62,500)	9.09
Outstanding at December 31, 2014	1,859,034	6.84
Granted	822,250	6.03
Exercised	(21,029)	1.04
Cancelled	(195,406)	7.79
Outstanding at December 31, 2015	2,464,849	$6.54	7.87
Vested or expected to vest at December 31, 2015	2,288,775	$6.58	7.77
Exercisable at December 31, 2015	1,071,325	$5.75	6.66

The weighted-average fair value of options granted for the years ended December 31, 2015, 2014 and 2013 were $4.31, $6.77 and $6.31, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2015, 2014 and 2013 were $0.1 million, $0.5 million and $1.1 million, respectively.

Unvested shares from the early exercise of options are subject to repurchase by the Company at the lower of the original issue price or fair value. There were 32,246 shares subject to repurchase at December 31, 2015. The Company recorded a related liability for the early exercise of options totaling $2,902 and $27,306 at December 31, 2015 and 2014, respectively, which is included in accrued compensation on the balance sheets.

At December 31, 2015, the intrinsic value of options outstanding, vested or expected to vest, and exercisable were $0.8 million, $0.8 million and $0.8 million, respectively.

Employee Stock Purchase Plan

In July 2013, the Company adopted the ESPP, which permits participants to contribute up to 20% of their eligible compensation during defined rolling six-month periods to purchase the Company’s common stock. The purchase price of the shares will be 85% of the lower of the fair market value of the Company’s common stock on the first day of trading of the offering period or on the applicable purchase date. The ESPP was activated in November 2014. The Company issued 17,914 and 0 shares of common stock under the ESPP for the years ended December 31, 2015 and 2014, respectively. The Company had an outstanding liability of $15,789 and $13,167 at December 31, 2015 and 2014, respectively, which is included in accounts payable and accrued expenses on the balance sheets, for employee contributions to the ESPP for shares pending issuance at the end of the offering period.

Common Stock Reserved for Future Issuance

The following shares of common stock were reserved for future issuance at December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014
Warrants to purchase common stock	149,704	149,704
Common stock options issued and outstanding	2,464,849	1,859,034
Common stock authorized for future option grants	593,531	403,859
Common stock authorized for the ESPP	432,086	300,000
Total	3,640,170	2,712,597

8.	Income Taxes

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

Significant components of the Company’s deferred tax assets at December 31, 2015 and 2014 are shown below:

	December 31,
	2015	2014
Deferred tax assets
Net operating loss carryovers	$33,007,000	$25,258,000
Research and development tax credits	3,585,000	2,017,000
Intangibles	922,000	1,090,000
Stock options	1,614,000	744,000
Compensation	553,000	423,000
Other	212,000	100,000
Total gross deferred tax assets	39,893,000	29,632,000
Less valuation allowance	(39,893,000)	(29,632,000)
Net deferred tax assets	$—	$—

A reconciliation of the statutory tax rates and the effective tax rates for the years ended December 31, 2015, 2014 and 2013 is as follows:

	December 31,
	2015	2014	2013
Statutory rate	34.00%	34.00%	34.00%
State tax, net of federal benefit	5.83%	5.83%	5.83%
Valuation allowance	(42.48)%	(39.85)%	(7.75)%
Gain on distribution of subsidiary	0.00%	0.00%	(24.49)%
Nondeductible interest	0.00%	0.00%	(9.08)%
Other	2.65%	0.02%	1.49%
Effective tax rate	—%	—%	—%

At December 31, 2015, the Company has federal and state net operating loss carryforwards of $83.3 million and $83.5 million, respectively. The federal and state loss carryforwards begin to expire in 2025 and 2016, respectively, unless previously utilized. The Company also has federal and state research credit carryforwards of $3.6 million and $1.3 million, respectively. The federal research credit carryforwards will begin expiring in 2026 unless previously utilized. The state research credit will carry forward indefinitely. The change in the valuation allowance is an increase of $10.3 million and an increase of $8.9 million for the years ended December 31, 2015 and 2014. The Company removed the net operating losses and research credits attributable to Idun Pharmaceuticals, Inc. (Idun). The stock of Idun was distributed to the Company’s stockholders in January 2013.

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

The following table summarizes the activity related to our unrecognized tax benefits:

	2015	2014	2013
Balance at beginning of year	$571,194	$457,106	$—
Additions based on tax positions related to the current year	337,862	141,866	97,412
Additions for tax positions of prior years	72,324	—	359,694
Reductions for tax positions of prior years	—	(27,778)	—
Settlement of tax audits	—	—	—
Reductions due to lapsed statute of limitations	—	—	—
Balance at end of year	$981,380	$571,194	$457,106

The Company does not expect that the unrecognized tax benefits will change within 12 months of this reporting date. Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact the Company’s effective tax rate. The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. For the years ended December 31, 2015, 2014 and 2013, the Company has not recognized any interest or penalties related to income taxes.

9.	Employee Benefits

Effective December 4, 2006, the Company has a defined contribution 401(k) plan for its employees. Employees are eligible to participate in the plan beginning on the first day of employment. Under the terms of the plan, employees may make voluntary contributions as a percent of compensation. Effective January 1, 2007, the Company instituted a safe harbor matching contribution program. Contributions to the matching program totaled $164,989, $130,769 and $92,562 for the years ended December 31, 2015, 2014 and 2013, respectively.

10.	Commitments

In February 2014, the Company entered into a noncancelable operating lease agreement (the Lease) for certain office space with a lease term from July 2014 through December 2019 with a renewal option for an additional five years. In May 2015, the Company entered into a first amendment to the Lease (the First Lease Amendment) for additional office space starting in September 2015 through September 2020. The First Lease Amendment also extended the term of the Lease to September 2020. The monthly base rent under the Lease and the First Lease Amendment will increase approximately 3% annually from $32,784 in 2015 to $39,268 in 2020. Future minimum payments under this noncancelable operating lease total $2.0 million at December 31, 2015.

Rent expense was $339,053, $243,832 and $167,998 for the years ended December 31, 2015, 2014 and 2013, respectively.

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

In connection with the spin-off, the Company contributed $0.5 million to Idun to provide for Idun’s initial working capital requirements. The assets remaining in Idun at the time of the spin-off consisted of cash, intellectual property rights and license and collaboration agreements unrelated to emricasan. Other than the cash of $0.5 million, none of the assets held by Idun had any historical carrying value at the time of the spin-off. As a result, the Company recognized a reduction in equity as a result of the spin-off of $0.5 million, representing the carrying value of Idun in the Company’s financial statements at the time of the spin-off.

12.	Quarterly Financial Data (unaudited)

The following tables summarize the unaudited quarterly financial data for the last two fiscal years.

	2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total operating expenses	$5,964,922	$6,064,479	$6,061,335	$6,039,966
Total other (expense) income	(14,742)	7,225	(6,211)	(4,196)
Net loss	(5,979,664)	(6,057,254)	(6,067,546)	(6,044,162)
Net loss per share, basic and diluted (1)	(0.38)	(0.31)	(0.31)	(0.30)

	2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total operating expenses	$5,245,845	$5,304,756	$6,416,237	$5,321,344
Total other income (expense)	2,489	1,732	(20,923)	(15,007)
Net loss	(5,243,356)	(5,303,024)	(6,437,160)	(5,336,351)
Net loss per share, basic and diluted (1)	(0.34)	(0.34)	(0.42)	(0.34)

(1) Net loss per share is computed independently for each quarter and the full year based upon respective shares outstanding; therefore, the sum of the quarterly net loss per share amounts may not equal the annual amounts reported.

13.	Subsequent Events

Subsequent to the year ending December 31, 2015 through the date of this filing, the Company sold 930,101 shares of common stock pursuant to the Sales Agreement at an average price per share of $2.78 and received net proceeds of $2.6 million, after deducting offering related transaction costs and commissions.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONATUS PHARMACEUTICALS INC.

/s/ Steven J. Mento, Ph.D.
Steven J. Mento, Ph.D.
President and Chief Executive Officer

Date: March 11, 2016

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

Signature	Title	Date

/s/ Steven J. Mento, Ph.D. Steven J. Mento, Ph.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 11, 2016

/s/ Charles J. Cashion Charles J. Cashion	Senior Vice President, Finance, Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)	March 11, 2016

/s/ David F. Hale David F. Hale	Chairman of the Board	March 11, 2016

/s/ Daniel L. Kisner, M.D. Daniel L. Kisner, M.D.	Director	March 11, 2016

/s/ Preston S. Klassen, M.D., M.H.S. Preston S. Klassen, M.D., M.H.S.	Director	March 11, 2016

/s/ Louis Lacasse Louis Lacasse	Director	March 11, 2016

/s/ Shahzad Malik, M.D. Shahzad Malik, M.D.	Director	March 11, 2016

/s/ James Scopa James Scopa	Director	March 11, 2016

/s/ Harold Van Wart, Ph.D. Harold Van Wart, Ph.D.	Director	March 11, 2016

EXHIBIT INDEX

Exhibit Number	Description

2.1(1)	Distribution Agreement, dated January 10, 2013, by and between Idun Pharmaceuticals, Inc. and the Registrant

3.1(2)	Amended and Restated Certificate of Incorporation

3.2(2)	Amended and Restated Bylaws

4.1(3)	Specimen Common Stock Certificate

4.2(1)	First Amended and Restated Investor Rights Agreement, dated February 9, 2011

4.3(1)	Form of Warrant issued to investors in the Registrant’s 2013 bridge financing

4.4(3)

Form of Warrant issued to lenders under the Loan and Security Agreement, dated as of July 3, 2013, by and among the Registrant, Oxford Finance LLC, Silicon Valley Bank and the other lenders party thereto

10.1#(4)	Form of Indemnity Agreement for Directors and Officers

10.2#(1)	2006 Equity Incentive Plan, as amended, and form of option agreement thereunder

10.3#(3)	2013 Incentive Award Plan and form of option agreement thereunder

10.4#(3)	2013 Employee Stock Purchase Plan

10.5#(3)	Non-Employee Director Compensation Program

10.6#(3)	Employee Incentive Compensation Plan

10.7#(5)	Amended and Restated Annual Incentive Plan, dated January 1, 2014

10.8#(6)	Amended and Restated Annual Incentive Plan, dated January 1, 2015

10.9#(1)	Employment Agreement, dated December 17, 2008, by and between Steven J. Mento, Ph.D. and the Registrant

10.10#(1)	Employment Agreement, dated December 17, 2008, by and between Alfred P. Spada, Ph.D. and the Registrant

10.11#	Employment Agreement, dated December 17, 2008, by and between Charles J. Cashion and the Registrant

10.12#(1)	Employment Agreement, dated November 1, 2011, by and between Gary C. Burgess, M.B., Ch.B. M.Med and the Registrant

10.13#(3)	Amendment to Employment Agreement, dated July 2, 2013, by and between Steven J. Mento, Ph.D. and the Registrant

10.14#(3)	Amendment to Employment Agreement, dated July 2, 2013, by and between Alfred P. Spada, Ph.D. and the Registrant

10.15#	Amendment to Employment Agreement, dated July 2, 2013, by and between Charles J. Cashion and the Registrant

10.16#(3)	Amendment to Employment Agreement, dated July 2, 2013, by and between Gary C. Burgess, M.B., Ch.B. M.Med and the Registrant

10.17#(7)	Employment Agreement, dated October 1, 2014, by and between David T. Hagerty, M.D. and the Registrant

10.18†(8)	Stock Purchase Agreement, dated July 29, 2010, by and between Pfizer Inc. and the Registrant

10.19(1)	Promissory Note, dated July 29, 2010, issued by the Registrant to Pfizer Inc.

10.20(3)	Amendment to Promissory Note, dated July 3, 2013, by and between the Registrant and Pfizer Inc.

10.21(3)	Loan and Security Agreement, dated July 3, 2013, by and among the Registrant, Oxford Finance LLC, Silicon Valley Bank and the other lenders party thereto

10.22(1)	Sublicense Agreement, dated March 1, 2013, by and between the Registrant and Idun Pharmaceuticals, Inc.

Exhibit Number	Description
10.23(1)	Office Lease Agreement, dated April 7, 2006, by and between EOP-Plaza at La Jolla, L.L.C. and the Registrant

10.24(1)	First Amendment to Office Lease Agreement, dated November 30, 2009, by and between EOP-Plaza at La Jolla, L.L.C. and the Registrant

10.25(1)	Second Amendment to Office Lease Agreement, dated May 2, 2011, by and between Pacifica Tower LLC, successor in interest to EOP-Plaza at La Jolla, L.L.C., and the Registrant

10.26(1)	Third Amendment to Office Lease Agreement, dated March 28, 2012, by and between Pacifica Tower LLC, successor in interest to EOP-Plaza at La Jolla, L.L.C., and the Registrant

10.27(3)	Fourth Amendment to Office Lease Agreement, dated June 25, 2013, by and between Pacifica Tower LLC, successor in interest to EOP-Plaza at La Jolla, L.L.C., and the Registrant

10.28(5)	Office Lease Agreement, dated February 28, 2014, by and between the Registrant and The Point Office Partners, LLC

10.29(9)	First Amendment Lease Agreement, dated May 29, 2015, by and between the Registrant and The Point Office Partners, LLC

10.30(10)	At Market Issuance Sales Agreement, dated as of August 14, 2014, between the Registrant and MLV & Co. LLC

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 189305), filed with the SEC on June 14, 2013.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 1, 2013.
(3)	Incorporated by reference to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-189305), filed with the SEC on July 8, 2013.
(4)	Incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-189305), filed with the SEC on July 1, 2013.
(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 28, 2014.
(6)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed with the SEC on May 8, 2015.
(7)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 13, 2015.
(8)	Incorporated by reference to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-189305), filed with the SEC on July 23, 2013.
(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 4, 2015.
(10)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (Registration No. 333- 198142), filed with the SEC on August 14, 2014.

†	Confidential treatment has been granted for portions of this exhibit. These portions have been omitted from the exhibit and filed separately with the SEC.
#	Indicates management contract or compensatory plan.
*

These certifications are being furnished solely to accompany this annual report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the Registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.