Form 10-Q
period 2016-03-31
Conatus Pharmaceuticals Inc.
filed 2016-05-05
CIK 1383701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

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

As of May 2, 2016, the registrant had 21,247,158 shares of common stock ($0.0001 par value) outstanding.

CONATUS PHARMACEUTICALS INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Conatus Pharmaceuticals Inc.

Condensed Balance Sheets

(Unaudited)

	March 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$19,586,035	$13,876,090
Marketable securities	12,984,682	22,632,019
Prepaid and other current assets	1,849,782	1,982,031
Total current assets	34,420,499	38,490,140
Property and equipment, net	336,124	344,734
Other assets	876,129	892,394
Total assets	$35,632,752	$39,727,268
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$2,192,884	$2,545,894
Accrued compensation	891,393	1,436,804
Total current liabilities	3,084,277	3,982,698
Note payable	1,000,000	1,000,000
Deferred rent	197,300	204,224
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized; 21,098,458 shares issued and 21,075,405 shares outstanding, excluding 23,053 shares subject to repurchase, at March 31, 2016; 19,877,857 shares issued and 19,845,611 shares outstanding, excluding 32,246 shares subject to repurchase, at December 31, 2015	2,108	1,984
Additional paid-in capital	159,514,226	155,441,280
Accumulated other comprehensive income (loss)	5,736	(3,907)
Accumulated deficit	(128,170,895)	(120,899,011)
Total stockholders’ equity	31,351,175	34,540,346
Total liabilities and stockholders’ equity	$35,632,752	$39,727,268

See accompanying notes to condensed financial statements.

Conatus Pharmaceuticals Inc.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Operating expenses:
Research and development	$4,698,462	$3,883,613
General and administrative	2,576,127	2,081,309
Total operating expenses	7,274,589	5,964,922
Other income (expense):
Interest income	26,978	11,419
Interest expense	(17,500)	(17,500)
Other expense	(6,773)	(8,661)
Total other income (expense)	2,705	(14,742)
Net loss	(7,271,884)	(5,979,664)
Other comprehensive income (loss):
Net unrealized gains on marketable securities	9,643	10,758
Comprehensive loss	$(7,262,241)	$(5,968,906)
Net loss per share, basic and diluted	$(0.35)	$(0.38)
Weighted average shares outstanding used in computing net loss per share, basic and diluted	20,626,044	15,581,886

See accompanying notes to condensed financial statements.

Conatus Pharmaceuticals Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Operating activities
Net loss	$(7,271,884)	$(5,979,664)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	26,725	17,096
Stock-based compensation expense	901,924	821,672
Amortization of premium on marketable securities	22,122	102,775
Changes in operating assets and liabilities:
Prepaid and other current assets	224,354	272,957
Accounts payable and accrued expenses	(252,818)	(939,801)
Accrued compensation	(544,584)	(278,069)
Deferred rent	(3,850)	35,295
Net cash used in operating activities	(6,898,011)	(5,947,739)
Investing activities
Maturities of marketable securities	13,875,000	14,578,000
Purchase of marketable securities	(4,240,142)	(10,211,361)
Capital expenditures	(105,114)	—
Net cash provided by investing activities	9,529,744	4,366,639
Financing activities
Proceeds from issuance of common stock, net of offering costs	3,076,709	—
Deferred public offering costs	—	(30,965)
Proceeds from stock issuances under employee stock purchase plan and exercise of stock options	1,503	2,106
Net cash provided by (used in) financing activities	3,078,212	(28,859)
Net increase (decrease) in cash and cash equivalents	5,709,945	(1,609,959)
Cash and cash equivalents at beginning of period	13,876,090	9,912,674
Cash and cash equivalents at end of period	$19,586,035	$8,302,715
Supplemental disclosure of cash flow information:
Cash paid for interest	$17,500	$17,500
Supplemental schedule of noncash investing and financing activities:
Deferred public offering costs included in accounts payable	$—	$185,688

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

As of March 31, 2016, the Company has devoted substantially all of its efforts to product development and has not realized revenues from its planned principal operations.

The Company has a limited operating history, and the sales and income potential of the Company’s business and market are unproven. The Company has experienced net losses since its inception and, as of March 31, 2016, had an accumulated deficit of $128.2 million. The Company expects to continue to incur net losses for at least the next several years. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure. If the Company is unable to generate revenues adequate to support its cost structure, the Company may need to raise additional equity or debt financing.

The accompanying unaudited interim condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and the rules and regulations of the Securities and Exchange Commission (SEC) related to a quarterly report on Form 10-Q. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations. The unaudited interim condensed financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results for the periods presented. All such adjustments are of a normal and recurring nature. The operating results presented in these unaudited interim condensed financial statements are not necessarily indicative of the results that may be expected for any future periods. These unaudited interim condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2015 included in the Company’s annual report on Form 10-K filed with the SEC on March 11, 2016.

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

Marketable Securities

The Company classifies its marketable securities as available-for-sale and records such assets at estimated fair value in the condensed balance sheets, with unrealized gains and losses, if any, reported as a component of other comprehensive income (loss) within the condensed statements of operations and comprehensive loss and as a separate component of stockholders’ equity. The Company classifies marketable securities with remaining maturities greater than one year as current assets because such marketable securities are available to fund the Company’s current operations. The Company invests its excess cash balances primarily in corporate debt securities and money market funds with strong credit ratings. Realized gains and losses are calculated on the specific identification method and recorded as interest income. There were no realized gains and losses for the three-month periods ended March 31, 2016 and 2015.

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

Long-Lived Assets

The Company regularly reviews the carrying value and estimated lives of all of its long-lived assets, including property and equipment, to determine whether indicators of impairment may exist which warrant adjustments to carrying values or estimated useful lives. The determinants used for this evaluation include management’s estimate of the asset’s ability to generate positive income from operations and positive cash flow in future periods, as well as the strategic significance of the assets to the Company’s business objective. Should an impairment exist, the impairment loss would be measured based on the excess of the carrying amount of the asset’s fair value. The Company has not recognized any impairment losses through March 31, 2016.

Research and Development Expenses

All research and development costs are expensed as incurred.

Income Taxes

The Company’s policy related to accounting for uncertainty in income taxes prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. As of December 31, 2015, there are no unrecognized tax benefits included in the condensed balance sheet that would, if recognized, affect the Company’s effective tax rate, and the Company has noted no material changes through March 31, 2016. The Company has not recognized interest and penalties in the condensed balance sheets or condensed statements of operations and comprehensive loss. The Company is subject to U.S. and California taxation. As of December 31, 2015, the Company’s tax years beginning 2005 to date are subject to examination by taxing authorities.

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

	March 31,
	2016	2015
Warrants to purchase common stock	149,704	149,704
Common stock options issued and outstanding	3,309,993	2,370,073
Common stock subject to repurchase	23,053	103,177
ESPP shares pending issuance	15,302	5,154
Total	3,498,052	2,628,108

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718). This guidance changes the accounting for certain aspects of stock-based compensation, including income taxes, forfeitures, tax withholding and classification on the statement of cash flows. For public companies, ASU No. 2016-09 is effective for annual and interim periods beginning after December 15, 2016. Early adoption is permitted. The Company is currently evaluating the impact of the pending adoption of ASU No. 2016-09 on its financial statements and related disclosures.

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

Level 3:	Includes financial instruments for which fair value is derived from valuation techniques in which one or more significant inputs are unobservable, including management’s own assumptions.

Below is a summary of assets and liabilities measured at fair value as of March 31, 2016 and December 31, 2015.

		Fair Value Measurements Using
	March 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds	$13,176,163	$13,176,163	$—	$—
Corporate debt securities	18,183,366	—	18,183,366	—
Total assets	$31,359,529	$13,176,163	$18,183,366	$—

		Fair Value Measurements Using
	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds	$10,221,563	$10,221,563	$—	$—
Corporate debt securities	24,334,917	—	24,334,917	—
Total assets	$34,556,480	$10,221,563	$24,334,917	$—

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

The Company invests its excess cash in money market funds and debt instruments of financial institutions, corporations, government sponsored entities and municipalities. The following tables summarize the Company’s marketable securities:

As of March 31, 2016	Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Corporate debt securities	1 or less	$12,978,946	$6,015	$(279)	$12,984,682
Total		$12,978,946	$6,015	$(279)	$12,984,682

As of December 31, 2015	Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Corporate debt securities	1 or less	$22,635,926	$6,770	$(10,677)	$22,632,019
Total		$22,635,926	$6,770	$(10,677)	$22,632,019

5.	Property and Equipment

Property and equipment consist of the following:

	March 31, 2016	December 31, 2015
Furniture and fixtures	$333,670	$326,788
Computer equipment and office equipment	170,006	170,946
Leasehold improvements	152,217	142,032
	655,893	639,766
Less accumulated depreciation and amortization	(319,769)	(295,032)
Total	$336,124	$344,734

6.	Note Payable

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

Common Stock

In August 2014, the Company entered into an At Market Issuance Sales Agreement (the Sales Agreement) with MLV & Co. LLC (MLV), pursuant to which the Company may sell from time to time, at its option, up to an aggregate of $50.0 million of shares of its common stock through MLV, as sales agent. Sales of the Company’s common stock made pursuant to the Sales Agreement are made on The NASDAQ Global Market (Nasdaq) under the Company’s Registration Statement on Form S-3, filed with the SEC on August 14, 2014 and declared effective by the SEC on August 25, 2014, by means of ordinary brokers’ transactions at market prices. Additionally, under the terms of the Sales Agreement, the Company may also sell shares of its common stock through MLV, on Nasdaq or otherwise, at negotiated prices or at prices related to the prevailing market price. Under the terms of the Sales Agreement, MLV may not engage in any proprietary trading or trading as principal for MLV’s own account. MLV has agreed to use commercially reasonable efforts consistent with its normal trading and sales practices to sell the Company’s common stock from time to time, based upon the Company’s instructions (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company has agreed to pay a commission rate equal to up to 3% of the gross sales price per share sold. The Company has also agreed to provide MLV with customary indemnification and contribution rights. During the three months ended March 31, 2016, the Company sold 1,219,389 shares of its common stock pursuant to the Sales Agreement at a weighted average price per share of $2.68 and received net proceeds of $3.2 million, after deducting offering-related transaction costs and commissions. Of the net proceeds, $0.1 million was in prepaid and other current assets on the balance sheet at March 31, 2016, pending receipt of payment for shares settled.

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

Stock Options

The following table summarizes the Company’s stock option activity under all stock option plans for the three months ended March 31, 2016:

	Total Options	Weighted- Average Exercise Price
Balance at December 31, 2015	2,464,849	$6.54
Granted	857,500	1.86
Exercised	(1,212)	1.24
Cancelled	(11,144)	9.47
Balance at March 31, 2016	3,309,993	$5.32

Stock-Based Compensation

The Company recorded stock-based compensation of $0.9 million and $0.8 million for the three months ended March 31, 2016 and 2015, respectively.

Common Stock Reserved for Future Issuance

The following shares of common stock were reserved for future issuance at March 31, 2016:

Warrants to purchase common stock	149,704
Common stock options issued and outstanding	3,309,993
Common stock authorized for future option grants	741,067
Common stock authorized for the ESPP	582,086
Total	4,782,850

8.	Commitments

In February 2014, the Company entered into a noncancelable operating lease agreement (the Lease) for certain office space with a lease term from July 2014 through December 2019 and a renewal option for an additional five years. In May 2015, the Company entered into a first amendment to the Lease (the First Lease Amendment) for additional office space starting in September 2015 through September 2020. The First Lease Amendment also extended the term of the Lease to September 2020. The monthly base rent under the Lease and the First Lease Amendment increases approximately 3% annually from $32,784 in 2015 to $39,268 in 2020. Future minimum payments under this noncancelable operating lease total $1.9 million at March 31, 2016.

Rent expense was $94,501 and $71,130 for the three months ended March 31, 2016 and 2015, respectively.

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

The following discussion and analysis and the unaudited interim condensed financial statements included in this quarterly report on Form 10-Q should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2015 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our annual report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 11, 2016.

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

We plan to focus on advancing toward initial registration of emricasan for patients with cirrhosis due to nonalcoholic steatohepatitis, or NASH, with parallel development toward registration of emricasan for patients with NASH fibrosis. In February 2016, we announced that the U.S. Food and Drug Administration, or the FDA, granted Fast Track designation to the emricasan development program for the treatment of liver cirrhosis caused by NASH. The Fast Track program provides greater access to the FDA in order to expedite review of drugs that have demonstrated the potential to treat serious or life-threatening conditions.

In September 2014, we initiated a six-month two-stage Phase 2 clinical trial in patients with liver cirrhosis due to different etiologies, including NASH, mild to moderate liver impairment and a Model for End-stage Liver Disease, or MELD, score of 11 to 18. In the first stage, which was double-blind and placebo-controlled, 86 patients from 26 U.S. sites were randomized 1:1 to receive either 25 mg of emricasan or placebo orally twice daily for three months. In January 2016, we announced that the results of the first stage of the trial showed a statistically significant reduction in cleaved Cytokeratin 18 vs. placebo in the overall patient population when adjusted for differences between treatment and placebo groups in baseline MELD score and disease etiology as specified in the trial statistical analysis plan. Two key secondary endpoints and clinically relevant measures of liver function and prognosis, MELD score and Child-Pugh-Turcotte score, demonstrated favorable trends vs. placebo in the overall patient population after three months of treatment. The trends in the overall patient population were driven by statistically significant improvements in a subgroup of patients with baseline MELD scores ≥15.

In May 2016, we announced top-line results from the three-month, open-label second stage of the Phase 2 trial in patients with liver cirrhosis. In the second stage of the trial, patients on emricasan in the first stage continued treatment for another three months, and patients on placebo in the first stage switched to emricasan for three months. In patients continuing emricasan treatment for an additional three months, MELD score and Child-Pugh-Turcotte score, along with other key liver function parameters, which demonstrated favorable trends in emricasan treatment effects vs. placebo (improvement in the emricasan group vs. progression in the placebo group) in the overall patient population after three months of treatment, showed continued directional improvement after six months of treatment with emricasan.  In a subgroup of patients with baseline MELD scores ≥15, statistically significant emricasan treatment effects vs. placebo (improvement in the emricasan group vs. progression in the placebo group) after the first three months showed continued directional improvements after the second three months of treatment with emricasan. Emricasan was generally well-tolerated in the clinical trial, and the overall safety profile was similar in the emricasan and placebo groups with regard to both serious and other adverse events.

In patients whose liver cirrhosis was caused by NASH, statistically significant emricasan treatment effects vs. placebo (slower progression in the emricasan group than in the placebo group) on measures of liver function after the first three months showed continued directional improvement after the second three months. We believe the statistically significant treatment effects in the NASH patient subgroup, which applied regardless of baseline MELD scores, offer a range of options for future clinical trials in patients with NASH cirrhosis. Furthermore, we believe emricasan is the first drug candidate to demonstrate liver function benefit in patients with NASH cirrhosis. We intend to discuss these results and plans for the ENCORE-LF clinical trial in patients with NASH cirrhosis, discussed below, with regulatory authorities as we advance toward trial initiation in early 2017.

We plan to conduct a set of parallel trials, the ENCORE trials, designed to evaluate multiple doses of emricasan over various treatment durations in chronic liver disease of different etiologies and disease stages. We intend to initiate the following emricasan clinical trials on a staggered basis through early 2017 as resources permit and expect top-line results to be available periodically beginning in 2018, which we believe could position us to advance directly to filing for accelerated approval in NASH cirrhosis:

•

ENCORE-PH:  A planned randomized, double-blind, placebo-controlled clinical trial to evaluate the effect of emricasan in reducing hepatic venous pressure gradient in NASH cirrhosis patients with clinically significant portal hypertension and impaired hepatic function.

•

ENCORE-LF:  A planned randomized, double-blind, placebo-controlled clinical trial to assess long-term liver function endpoints of MELD score and Child-Pugh-Turcotte status, related serum biomarkers and laboratory parameters associated with liver function, and to collect chronic administration safety information in patients with NASH cirrhosis.  With the continued engagement of the regulatory authorities, we believe the six-month data from the recently completed Phase 2 liver cirrhosis trial may allow redesign of the ENCORE-LF clinical trial, originally planned as a Phase 2 trial, to qualify as a Phase 3 clinical trial.

•

ENCORE-XT:  A planned extension clinical trial to continue treatment for at least an additional 18 months, for a total of at least two years, in patients who complete the ENCORE-PH or ENCORE-LF trials, with continued monitoring for efficacy, safety, clinical outcomes and health-related quality of life.

•

ENCORE-NF:  We initiated the ENCORE-NF trial, a Phase 2b clinical trial evaluating emricasan’s potential long-term benefits for patients with liver fibrosis resulting from NASH in January 2016. This randomized, double blind, placebo-controlled clinical trial will evaluate the effect of emricasan in reducing fibrosis and steatohepatitis in approximately 330 patients with NASH fibrosis but not cirrhosis. Patients in this trial will be treated for 18 months. The primary endpoint will be a biopsy-based change in fibrosis by at least one stage using the NASH Clinical Research Network Histologic Scoring System, without worsening of steatohepatitis. Top-line results from the ENCORE-NF clinical trial are expected in 2018.

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

We also have an ongoing double-blind, placebo-controlled Phase 2b clinical trial in approximately 60 post-orthotopic liver transplant recipients with reestablished liver fibrosis as a result of recurrent hepatitis C virus infection who have successfully achieved a sustained viral response following hepatitis C virus antiviral therapy with residual fibrosis or cirrhosis who will receive 25 mg of emricasan or placebo orally twice daily for two years. This trial was initiated in May 2014 and the primary endpoint in this exploratory proof-of-concept trial is the change in the Ishak Fibrosis Score compared with placebo. Top-line results are expected in the first half of 2018.

Since our inception, our primary activities have been organizational activities, including recruiting personnel, conducting research and development, including clinical trials, and raising capital. We have funded our operations since inception primarily through sales of equity securities and convertible promissory notes.

We have no products approved for sale. We have not generated any revenues to date, and we have incurred significant operating losses since our inception. We have never been profitable and have incurred net losses of $24.1 million and $22.3 million in the years ended December 31, 2015 and 2014, respectively, and $7.3 million for the three months ended March 31, 2016. As of March 31, 2016, we had an accumulated deficit of $128.2 million.

We expect to continue to incur significant operating losses and negative cash flows from operating activities for the foreseeable future as we continue the clinical development of emricasan and seek regulatory approval for and, if approved, pursue commercialization of emricasan. In August 2014, we entered into an At Market Issuance Sales Agreement, or the Sales Agreement, with MLV & Co. LLC, or MLV, pursuant to which we may sell from time to time, at our option, up to an aggregate of $50.0 million of shares of our common stock in “at-the-market” offerings. As of March 31, 2016, we have sold 1,369,194 shares of our common stock pursuant to the Sales Agreement at a weighted average price per share of $3.05 and received net proceeds of $3.8 million, after deducting offering-related transaction costs and commissions. During the three months ended March 31, 2016, we sold 1,219,389 shares of our common stock pursuant to the Sales Agreement at a weighted average price per share of $2.68 and received net proceeds of $3.2 million, after deducting offering-related transaction costs and commissions.

As of March 31, 2016, we had cash, cash equivalents and marketable securities of $32.6 million. Although it is difficult to predict future liquidity requirements, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operations for at least the next 12 months.  We will need to raise additional capital to fund further operations, which are expected to include completion of additional clinical trials of emricasan, regulatory filings for emricasan in the United States and the European Union and the potential commercialization of emricasan. We may obtain additional financing in the future through the issuance of our common stock in future public offerings, including under the Sales Agreement, through other equity or debt financings or through collaborations or partnerships with other companies.

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

Research and Development Expenses

The majority of our operating expenses to date have been incurred in research and development activities. Starting in late 2011, research and development expenses have been focused on the development of emricasan. Since acquiring emricasan in 2010, we have incurred $51.8 million in the development of emricasan through March 31, 2016. Our business model is currently focused on the development of emricasan in various liver diseases and is dependent upon our continuing to conduct research and a significant amount of clinical development. Our research and development expenses consist primarily of:

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

There were no significant changes during the three months ended March 31, 2016 to the critical accounting policies described in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the SEC on March 11, 2016.

Results of Operations

Comparison of the Three Months Ended March 31, 2016 and 2015

Research and Development Expenses

Research and development expenses were $4.7 million in the three months ended March 31, 2016, as compared to $3.9 million for the same period in 2015. The increase of $0.8 million was primarily due to an increase in external emricasan clinical trial and manufacturing costs.

General and Administrative Expenses

General and administrative expenses were $2.6 million in the three months ended March 31, 2016, as compared to $2.1 million for the same period in 2015. The increase of $0.5 million was primarily due to higher legal, consulting and accounting fees.

Changes in components of Other Income (Expense) were as follows:

Interest Income

Interest income was $27,000 for the three months ended March 31, 2016, as compared to $11,000 for the same period in 2015. Interest income consisted of interest earned on our cash, cash equivalents and marketable securities.

Interest Expense

Interest expense was $18,000 for each of the three-month periods ended March 31, 2016 and 2015 and consisted of interest related to the $1.0 million promissory note payable to Pfizer Inc.

Other Expense

Other expense was $7,000 for the three months ended March 31, 2016, as compared to $9,000 for the same period in 2015.  Other expense represents currency fluctuations in the conversion of account balances held in foreign currencies to U.S. dollars.

Liquidity and Capital Resources

We have incurred losses since inception and negative cash flows from operating activities and, as of March 31, 2016, we had an accumulated deficit of $128.2 million. We anticipate that we will continue to incur net losses for the foreseeable future as we continue the development and potential commercialization of emricasan.

Prior to our IPO in July 2013, we funded our operations primarily through private placements of equity and convertible debt securities. In July 2013, we completed our IPO of 6,000,000 shares of common stock at an offering price of $11.00 per share. We received net proceeds of $58.6 million, after deducting underwriting discounts and commissions and offering-related transaction costs.

In August 2014, we entered into the Sales Agreement with MLV, pursuant to which we may sell from time to time, at our option, up to an aggregate of $50.0 million of shares of our common stock through MLV, as sales agent. Sales of our common stock made pursuant to the Sales Agreement are made on The NASDAQ Global Market, or Nasdaq, under our Registration Statement on Form S-3, filed with the SEC on August 14, 2014 and declared effective by the SEC on August 25, 2014, by means of ordinary brokers’ transactions at market prices. Additionally, under the terms of the Sales Agreement, we may also sell shares of our common stock through MLV, on Nasdaq or otherwise, at negotiated prices or at prices related to the prevailing market price. Under the terms of the Sales Agreement, MLV may not engage in any proprietary trading or trading as principal for MLV’s own account. MLV will use its commercially reasonable efforts consistent with its normal trading and sales practices to sell our common stock from time to time, based upon our instructions (including any price, time or size limits or other customary parameters or conditions we may impose). We pay a commission rate equal to up to 3% of the gross sales price per share sold. We have also agreed to provide MLV with customary indemnification and contribution rights. The Sales Agreement may be terminated by us or MLV at any time upon ten days’ notice to the other party, or by MLV at any time in certain circumstances, including the occurrence of an event that would be reasonably likely to have a material adverse effect on our assets, business, operations, earnings, properties, condition (financial or otherwise), prospects, stockholders’ equity or results of operations. As of March 31, 2016, we have sold 1,369,194 shares of our common stock pursuant to the Sales Agreement at a weighted average price per share of $3.05 and received net proceeds of $3.8 million, after deducting offering-related transaction costs and commissions.

Although sales of our common stock have taken place pursuant to the Sales Agreement, there can be no assurance that MLV will be successful in consummating future sales based on prevailing market conditions or in the quantities or at the prices that we deem appropriate.  In addition, under current SEC regulations, at any time during which the aggregate market value of our common stock held by non-affiliates, or public float, is less than $75.0 million, the amount we can raise through primary public offerings of securities in any twelve-month period using shelf registration statements, including sales under the Sales Agreement, is limited to an aggregate of one-third of our public float. As of May 2, 2016, our public float was 16.1 million shares, the value of which was $43.9 million based upon the closing price of our common stock of $2.72 on May 2, 2016. The value of one-third of our public float calculated on the same basis was $14.6 million.

In April 2015, we completed a public offering of 4,025,000 shares of our common stock at a public offering price of $5.75 per share. We received net proceeds of $21.4 million, after deducting underwriting discounts and commissions and offering-related transaction costs.

At March 31, 2016, we had cash, cash equivalents and marketable securities of $32.6 million. We believe our existing cash, cash equivalents and marketable securities will be sufficient to fund our operations for at least the next 12 months. To fund further operations, we will need to raise additional capital. We plan to continue to fund losses from operations and capital funding needs through future equity and debt financing, as well as potential collaborations. The sale of additional equity or convertible debt could result in additional dilution to our stockholders. The incurrence of indebtedness would result in debt service obligations and could result in operating and financing covenants that would restrict our operations. No assurances can be provided that financing will be available in the amounts we need or on terms acceptable to us, if at all. If we are not able to secure adequate additional funding, we may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. Any of these actions could materially harm our business, results of operations and future prospects.

The following table sets forth a summary of the net cash flow activity for each of the periods set forth below:

	Three Months Ended March 31,
	2016	2015
Net cash used in operating activities	$(6,898,011)	$(5,947,739)
Net cash provided by investing activities	9,529,744	4,366,639
Net cash provided by (used in) financing activities	3,078,212	(28,859)
Net increase (decrease) in cash and cash equivalents	$5,709,945	$(1,609,959)

Net cash used in operating activities was $6.9 million and $5.9 million for the three months ended March 31, 2016 and 2015, respectively. The primary use of cash was to fund our operations related to the development of emricasan.

Net cash provided by investing activities was $9.5 million and $4.4 million for the three months ended March 31, 2016 and 2015, respectively, which consisted primarily of proceeds from maturities of marketable securities, partially offset by cash used to purchase marketable securities.

Net cash provided by financing activities was $3.1 million for the three months ended March 31, 2016, which consisted primarily of net proceeds from sales of common stock pursuant to the Sales Agreement. For the three months ended March 31, 2015, net cash used in financing activities was $29,000, which consisted primarily of deferred public offering costs related to the Sales Agreement and our public offering in April 2015.

Contractual Obligations and Commitments

As of March 31, 2016, there have been no material changes outside the ordinary course of our business to the contractual obligations we reported in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Commitments” in our annual report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 11, 2016.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements (as defined by applicable regulations of the SEC) that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2016, there have been no material changes in our market risk from that described in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our annual report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission on March 11, 2016.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are currently not a party to any material legal proceedings.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors included in “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission on March 11, 2016.

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

We intend to use the net offering proceeds to fund the clinical development of emricasan and for working capital and general corporate purposes. Pending use of the net proceeds, we plan to invest the net proceeds from our IPO in short- and intermediate-term, interest-bearing obligations, investment-grade instruments, certificates of deposit or direct or guaranteed obligations of the U.S. government. Through March 31, 2016, the net proceeds have been applied as follows: $26.1 million towards the clinical development of emricasan and $28.6 million towards working capital and general corporate purposes.

Issuer Purchases of Equity Securities

None.

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

CONATUS PHARMACEUTICALS INC.

Date: May 5, 2016	/s/ Steven J. Mento, Ph.D.
Steven J. Mento, Ph.D.
President and Chief Executive Officer
(principal executive officer)

Date: May 5, 2016	/s/ Charles J. Cashion
Charles J. Cashion
Senior Vice President, Finance,
Chief Financial Officer and Secretary
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation

3.2(1)	Amended and Restated Bylaws

4.1(2)	Specimen Common Stock Certificate

4.2(3)	First Amended and Restated Investor Rights Agreement, dated February 9, 2011

4.3(3)	Form of Warrant issued to investors in the Registrant’s 2013 bridge financing

4.4(2)	Form of Warrant issued to lenders under the Loan and Security Agreement, dated July 3, 2013, by and among the Registrant, Oxford Finance LLC, Silicon Valley Bank and the other lenders party thereto

10.1#	Amended and Restated Non-Employee Director Compensation Program, dated March 24, 2016

10.2#	Employment Agreement, dated April 1, 2016, by and between Edward F. Smith III, Ph.D. and the Registrant

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 1, 2013.
(2)	Incorporated by reference to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-189305), filed with the SEC on July 8, 2013.
(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 189305), filed with the SEC on June 14, 2013.
#	Indicates management contract or compensatory plan.
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