Form 10-Q
period 2016-06-30
Conatus Pharmaceuticals Inc.
filed 2016-08-05
CIK 1383701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

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

As of August 1, 2016, the registrant had 22,085,886 shares of common stock ($0.0001 par value) outstanding.

CONATUS PHARMACEUTICALS INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Conatus Pharmaceuticals Inc.

Condensed Balance Sheets

(Unaudited)

	June 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$13,459,156	$13,876,090
Marketable securities	16,743,372	22,632,019
Prepaid and other current assets	876,823	1,982,031
Total current assets	31,079,351	38,490,140
Property and equipment, net	311,381	344,734
Other assets	876,130	892,394
Total assets	$32,266,862	$39,727,268
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$1,995,628	$2,545,894
Accrued compensation	1,239,731	1,436,804
Total current liabilities	3,235,359	3,982,698
Note payable	1,000,000	1,000,000
Deferred rent	190,377	204,224
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized; 22,085,886 shares issued and 22,072,875 shares outstanding, excluding 13,011 shares subject to repurchase, at June 30, 2016; 19,877,857 shares issued and 19,845,611 shares outstanding, excluding 32,246 shares subject to repurchase, at December 31, 2015	2,207	1,984
Additional paid-in capital	162,461,982	155,441,280
Accumulated other comprehensive income (loss)	18,977	(3,907)
Accumulated deficit	(134,642,040)	(120,899,011)
Total stockholders’ equity	27,841,126	34,540,346
Total liabilities and stockholders’ equity	$32,266,862	$39,727,268

See accompanying notes to condensed financial statements.

Conatus Pharmaceuticals Inc.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Operating expenses:
Research and development	$4,246,488	$4,070,127	$8,944,950	$7,953,740
General and administrative	2,238,134	1,994,352	4,814,261	4,075,661
Total operating expenses	6,484,622	6,064,479	13,759,211	12,029,401
Other income (expense):
Interest income	34,377	17,977	61,355	29,396
Interest expense	(17,500)	(17,500)	(35,000)	(35,000)
Other (expense) income	(3,400)	6,748	(10,173)	(1,913)
Total other income (expense)	13,477	7,225	16,182	(7,517)
Net loss	(6,471,145)	(6,057,254)	(13,743,029)	(12,036,918)
Other comprehensive income (loss):
Net unrealized gains (losses) on marketable securities	13,241	(7,352)	22,884	3,406
Comprehensive loss	$(6,457,904)	$(6,064,606)	$(13,720,145)	$(12,033,512)
Net loss per share, basic and diluted	$(0.30)	$(0.31)	$(0.65)	$(0.69)
Weighted average shares outstanding used in computing net loss per share, basic and diluted	21,542,188	19,338,167	21,085,610	17,468,148

See accompanying notes to condensed financial statements.

Conatus Pharmaceuticals Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2016	2015
Operating activities
Net loss	$(13,743,029)	$(12,036,918)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	53,518	33,979
Stock-based compensation expense	1,710,423	1,732,019
Amortization of premium on marketable securities	27,475	204,592
Changes in operating assets and liabilities:
Prepaid and other current assets	1,105,208	237,239
Accounts payable and accrued expenses	(453,147)	(474,155)
Accrued compensation	(195,343)	(19,821)
Deferred rent	(7,700)	67,459
Net cash used in operating activities	(11,502,595)	(10,255,606)
Investing activities
Maturities of marketable securities	24,347,000	23,654,000
Purchase of marketable securities	(18,462,944)	(35,837,324)
Capital expenditures	(107,165)	(2,852)
Net cash provided by (used in) investing activities	5,776,891	(12,186,176)
Financing activities
Proceeds from issuance of common stock, net of offering costs	5,275,872	21,507,006
Deferred public offering costs	—	(97,297)
Proceeds from stock issuances under employee stock purchase plan and exercise of stock options	32,898	49,003
Net cash provided by financing activities	5,308,770	21,458,712
Net decrease in cash and cash equivalents	(416,934)	(983,070)
Cash and cash equivalents at beginning of period	13,876,090	9,912,674
Cash and cash equivalents at end of period	$13,459,156	$8,929,604
Supplemental disclosure of cash flow information:
Cash paid for interest	$35,000	$35,000

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

As of June 30, 2016, the Company has devoted substantially all of its efforts to product development and has not realized revenues from its planned principal operations.

The Company has a limited operating history, and the sales and income potential of the Company’s business and market are unproven. The Company has experienced net losses since its inception and, as of June 30, 2016, had an accumulated deficit of $134.6 million. The Company expects to continue to incur net losses for at least the next several years. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure. If the Company is unable to generate revenues adequate to support its cost structure, the Company may need to raise additional equity or debt financing.

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

Marketable Securities

The Company classifies its marketable securities as available-for-sale and records such assets at estimated fair value in the condensed balance sheets, with unrealized gains and losses, if any, reported as a component of other comprehensive income (loss) within the condensed statements of operations and comprehensive loss and as a separate component of stockholders’ equity. The Company classifies marketable securities with remaining maturities greater than one year as current assets because such marketable securities are available to fund the Company’s current operations. The Company invests its excess cash balances primarily in corporate debt securities and money market funds with strong credit ratings. Realized gains and losses are calculated on the specific identification method and recorded as interest income. There were no realized gains and losses for the six-month periods ended June 30, 2016 and 2015.

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

Long-Lived Assets

The Company regularly reviews the carrying value and estimated lives of all of its long-lived assets, including property and equipment, to determine whether indicators of impairment may exist which warrant adjustments to carrying values or estimated useful lives. The determinants used for this evaluation include management’s estimate of the asset’s ability to generate positive income from operations and positive cash flow in future periods, as well as the strategic significance of the assets to the Company’s business objective. Should an impairment exist, the impairment loss would be measured based on the excess of the carrying amount of the asset’s fair value. The Company has not recognized any impairment losses through June 30, 2016.

Research and Development Expenses

All research and development costs are expensed as incurred.

Income Taxes

The Company’s policy related to accounting for uncertainty in income taxes prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. As of December 31, 2015, there are no unrecognized tax benefits included in the condensed balance sheet that would, if recognized, affect the Company’s effective tax rate, and the Company has noted no material changes through June 30, 2016. The Company has not recognized interest and penalties in the condensed balance sheets or condensed statements of operations and comprehensive loss. The Company is subject to U.S. and California taxation. As of December 31, 2015, the Company’s tax years beginning 2005 to date are subject to examination by taxing authorities.

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

	June 30,
	2016	2015
Warrants to purchase common stock	149,704	149,704
Common stock options issued and outstanding	3,564,732	2,508,878
Common stock subject to repurchase	13,011	61,392
ESPP shares pending issuance	2,472	2,440
Total	3,729,919	2,722,414

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606). This guidance requires that an entity recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For public companies, ASU No. 2014-09 is effective for annual reporting periods beginning after December 15, 2017 and interim periods within that reporting period. Early adoption is permitted for annual reporting periods beginning after December 15, 2016. The Company is currently evaluating the impact of the pending adoption of ASU No. 2014-09 on its financial statements and related disclosures.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This guidance requires management to perform interim and annual assessments on whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year of the date the financial statements are issued. If such conditions or events exist, certain disclosures are required. ASU No. 2014-15 is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. The Company is currently evaluating the impact of the pending adoption of ASU No. 2014-15 on its financial statements and related disclosures.

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

Level 3:	Includes financial instruments for which fair value is derived from valuation techniques in which one or more significant inputs are unobservable, including management’s own assumptions.

Below is a summary of assets and liabilities measured at fair value as of June 30, 2016 and December 31, 2015.

		Fair Value Measurements Using
	June 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds	$7,651,017	$7,651,017	$—	$—
Corporate debt securities	20,893,222	—	20,893,222	—
Total assets	$28,544,239	$7,651,017	$20,893,222	$—

		Fair Value Measurements Using
	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds	$10,221,563	$10,221,563	$—	$—
Corporate debt securities	24,334,917	—	24,334,917	—
Total assets	$34,556,480	$10,221,563	$24,334,917	$—

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

The Company invests its excess cash in money market funds and debt instruments of financial institutions, corporations, government sponsored entities and municipalities. The following tables summarize the Company’s marketable securities:

As of June 30, 2016	Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Corporate debt securities	1 or less	$16,724,395	$20,884	$(1,907)	$16,743,372
Total		$16,724,395	$20,884	$(1,907)	$16,743,372

As of December 31, 2015	Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Corporate debt securities	1 or less	$22,635,926	$6,770	$(10,677)	$22,632,019
Total		$22,635,926	$6,770	$(10,677)	$22,632,019

5.	Property and Equipment

Property and equipment consist of the following:

	June 30, 2016	December 31, 2015
Furniture and fixtures	$333,670	$326,788
Computer equipment and office equipment	120,679	170,946
Leasehold improvements	152,217	142,032
	606,566	639,766
Less accumulated depreciation and amortization	(295,185)	(295,032)
Total	$311,381	$344,734

6.	Note Payable

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

Common Stock

In August 2014, the Company entered into an At Market Issuance Sales Agreement (the Sales Agreement) with MLV & Co. LLC (MLV), pursuant to which the Company may sell from time to time, at its option, up to an aggregate of $50.0 million of shares of its common stock through MLV, as sales agent. Sales of the Company’s common stock made pursuant to the Sales Agreement are made on The NASDAQ Global Market (Nasdaq) under the Company’s Registration Statement on Form S-3, filed with the SEC on August 14, 2014 and declared effective by the SEC on August 25, 2014, by means of ordinary brokers’ transactions at market prices. Additionally, under the terms of the Sales Agreement, the Company may also sell shares of its common stock through MLV, on Nasdaq or otherwise, at negotiated prices or at prices related to the prevailing market price. Under the terms of the Sales Agreement, MLV may not engage in any proprietary trading or trading as principal for MLV’s own account. MLV has agreed to use commercially reasonable efforts consistent with its normal trading and sales practices to sell the Company’s common stock from time to time, based upon the Company’s instructions (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company has agreed to pay a commission rate equal to up to 3% of the gross sales price per share sold. The Company has also agreed to provide MLV with customary indemnification and contribution rights. During the six months ended June 30, 2016, the Company sold 2,192,634 shares of its common stock pursuant to the Sales Agreement at a weighted average price per share of $2.48 and received net proceeds of $5.3 million, after deducting offering-related transaction costs and commissions.

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

Stock Options

The following table summarizes the Company’s stock option activity under all stock option plans for the six months ended June 30, 2016:

	Total Options	Weighted- Average Exercise Price
Balance at December 31, 2015	2,464,849	$6.54
Granted	1,132,500	1.96
Exercised	(1,212)	1.24
Cancelled	(31,405)	9.42
Balance at June 30, 2016	3,564,732	$5.06

Stock-Based Compensation

The Company recorded stock-based compensation of $0.8 million and $0.9 million for the three months ended June 30, 2016 and 2015, respectively, and $1.7 million and $1.7 million for the six months ended June 30, 2016 and 2015, respectively.

Common Stock Reserved for Future Issuance

The following shares of common stock were reserved for future issuance at June 30, 2016:

Warrants to purchase common stock	149,704
Common stock options issued and outstanding	3,564,732
Common stock authorized for future option grants	488,867
Common stock authorized for the ESPP	565,364
Total	4,768,667

8.	Commitments

In February 2014, the Company entered into a noncancelable operating lease agreement (the Lease) for certain office space with a lease term from July 2014 through December 2019 and a renewal option for an additional five years. In May 2015, the Company entered into a first amendment to the Lease (the First Lease Amendment) for additional office space starting in September 2015 through September 2020. The First Lease Amendment also extended the term of the Lease to September 2020. The monthly base rent under the Lease and the First Lease Amendment increases approximately 3% annually from $32,784 in 2015 to $39,268 in 2020. Future minimum payments under this noncancelable operating lease total $1.8 million at June 30, 2016.

Rent expense was $94,501 and $79,943 for the three months ended June 30, 2016 and 2015, respectively, and $189,003 and $151,073 for the six months ended June 30, 2016 and 2015, respectively.

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

Overview

We are a biotechnology company focused on the development and commercialization of novel medicines to treat liver disease. We are developing emricasan, a first-in-class, orally active pan-caspase protease inhibitor, for the treatment of patients with chronic liver disease. Emricasan is designed to reduce the activities of human caspases, which are enzymes that mediate inflammation and apoptosis. We believe that by reducing the activity of these enzymes, emricasan has the potential to interrupt the progression of liver disease and potentially provide treatment options in multiple areas of liver disease. To date, emricasan has been studied in over 650 subjects in 16 clinical trials across a broad range of liver disease etiologies and stages of progression. Preclinical studies and clinical trials have yielded compelling results that suggest emricasan may have clinical utility in slowing or reversing progression of liver disease regardless of the original cause of the disease.

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

We plan to conduct a set of parallel trials, the ENCORE trials, designed to evaluate multiple doses of emricasan over various treatment durations in chronic liver disease of different etiologies and disease stages. We intend to initiate the following emricasan clinical trials on a staggered basis through early 2017 as resources permit and expect top-line results to be available periodically beginning in 2018:

•

ENCORE-PH:  A planned randomized, double-blind, placebo-controlled clinical trial, expected to begin in the second half of 2016, to evaluate the effect of emricasan in reducing hepatic venous pressure gradient in NASH cirrhosis patients with clinically significant portal hypertension and impaired hepatic function.

•

ENCORE-LF:  A planned randomized, double-blind, placebo-controlled clinical trial to assess long-term liver function endpoints of Model for End-Stage Liver Disease score and Child-Pugh-Turcotte score, related serum biomarkers and laboratory parameters associated with liver function, and to collect chronic administration safety information in NASH cirrhosis patients.

•

ENCORE-XT:  A planned extension clinical trial to continue treatment for at least an additional 18 months, for a total of at least two years, in patients who complete the ENCORE-PH or ENCORE-LF trials, with continued monitoring for efficacy, safety, clinical outcomes and health-related quality of life.

•

ENCORE-NF:  A Phase 2b clinical trial evaluating emricasan’s potential long-term benefits for patients with liver fibrosis resulting from NASH, which we initiated in January 2016. This randomized, double-blind, placebo-controlled clinical trial will evaluate the effect of emricasan in reducing fibrosis and steatohepatitis in approximately 330 patients with NASH fibrosis but not cirrhosis. Patients in this trial will be treated for 18 months. The primary endpoint will be a biopsy-based change in fibrosis by at least one stage using the NASH Clinical Research Network Histologic Scoring System, without worsening of steatohepatitis. Top-line results from the ENCORE-NF clinical trial are expected in 2018.

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

We also have an ongoing double-blind, placebo-controlled Phase 2b clinical trial in approximately 60 post-orthotopic liver transplant recipients with reestablished liver fibrosis or cirrhosis as a result of recurrent hepatitis C virus infection who have successfully achieved a sustained viral response following hepatitis C virus antiviral therapy who will receive 25 mg of emricasan or placebo orally twice daily for two years. This trial was initiated in May 2014 and the primary endpoint in this exploratory proof-of-concept trial is the change in the Ishak Fibrosis Score compared with placebo. Top-line results are expected in the first half of 2018.

Since our inception, our primary activities have been organizational activities, including recruiting personnel, conducting research and development, including clinical trials, and raising capital. We have funded our operations since inception primarily through sales of equity securities and convertible promissory notes.

We have no products approved for sale. We have not generated any revenues to date, and we have incurred significant operating losses since our inception. We have never been profitable and have incurred net losses of $24.1 million and $22.3 million in the years ended December 31, 2015 and 2014, respectively, and $6.5 million and $13.7 million for the three and six months ended June 30, 2016, respectively. As of June 30, 2016, we had an accumulated deficit of $134.6 million.

We expect to continue to incur significant operating losses and negative cash flows from operating activities for the foreseeable future as we continue the clinical development of emricasan and seek regulatory approval for and, if approved, pursue commercialization of emricasan. In August 2014, we entered into an At Market Issuance Sales Agreement, or the Sales Agreement, with MLV & Co. LLC, or MLV, pursuant to which we may sell from time to time, at our option, up to an aggregate of $50.0 million of shares of our common stock in “at-the-market” offerings. As of June 30, 2016, we have sold 2,342,439 shares of our common stock pursuant to the Sales Agreement at a weighted average price per share of $2.71 and received net proceeds of $5.9 million, after deducting offering-related transaction costs and commissions. During the three months ended June 30, 2016, we sold 973,245 shares of our common stock pursuant to the Sales Agreement at a weighted average price per share of $2.24 and received net proceeds of $2.1 million, after deducting offering-related transaction costs and commissions. During the six months ended June 30, 2016, we sold 2,192,634 shares of our common stock pursuant to the Sales Agreement at a weighted average price per share of $2.48 and received net proceeds of $5.3 million, after deducting offering-related transaction costs and commissions.

As of June 30, 2016, we had cash, cash equivalents and marketable securities of $30.2 million. Although it is difficult to predict future liquidity requirements, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operations for at least the next 12 months. We will need to raise additional capital to fund further operations, which are expected to include completion of additional clinical trials of emricasan, regulatory filings for emricasan in the United States and the European Union and the potential commercialization of emricasan. We may obtain additional financing in the future through the issuance of our common stock in future public offerings, including under the Sales Agreement, through other equity or debt financings or through collaborations or partnerships with other companies.

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

Research and Development Expenses

The majority of our operating expenses to date have been incurred in research and development activities. Starting in late 2011, research and development expenses have been focused on the development of emricasan. Since acquiring emricasan in 2010, we have incurred $56.0 million in the development of emricasan through June 30, 2016. Our business model is currently focused on the development of emricasan in various liver diseases and is dependent upon our continuing to conduct research and a significant amount of clinical development. Our research and development expenses consist primarily of:

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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. These items are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ materially from these estimates under different assumptions or conditions.

There were no significant changes during the six months ended June 30, 2016 to the critical accounting policies described in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the SEC on March 11, 2016.

Results of Operations

Comparison of the Three Months Ended June 30, 2016 and 2015

Research and Development Expenses

Research and development expenses were $4.2 million in the three months ended June 30, 2016, as compared to $4.1 million for the same period in 2015. The increase of $0.1 million was primarily due to an increase in external emricasan clinical trial and manufacturing costs.

General and Administrative Expenses

General and administrative expenses were $2.2 million in the three months ended June 30, 2016, as compared to $2.0 million for the same period in 2015. The increase of $0.2 million was primarily due to higher personnel costs and consulting fees.

Changes in components of Other Income (Expense) were as follows:

Interest Income

Interest income was $34,000 for the three months ended June 30, 2016, as compared to $18,000 for the same period in 2015. Interest income consisted of interest earned on our cash, cash equivalents and marketable securities and fluctuates based on changes in cash balances and interest rates.

Interest Expense

Interest expense was $18,000 for each of the three-month periods ended June 30, 2016 and 2015 and consisted of interest related to the $1.0 million promissory note payable to Pfizer Inc.

Other (Expense) Income

Other expense was $3,400 for the three months ended June 30, 2016, as compared to other income of $7,000 for the same period in 2015.  Other (expense) income represents currency fluctuations in the conversion of account balances held in foreign currencies to U.S. dollars.

Comparison of the Six Months Ended June 30, 2016 and 2015

Research and Development Expenses

Research and development expenses were $8.9 million in the six months ended June 30, 2016, as compared to $8.0 million for the same period in 2015. The increase of $0.9 million was primarily due to an increase in external emricasan clinical trial and manufacturing costs.

General and Administrative Expenses

General and administrative expenses were $4.8 million in the six months ended June 30, 2016, as compared to $4.1 million for the same period in 2015. The increase of $0.7 million was primarily due to higher personnel costs and higher consulting, legal and accounting fees.

Changes in components of Other Income (Expense) were as follows:

Interest Income

Interest income was $61,000 for the six months ended June 30, 2016, as compared to $29,000 for the same period in 2015. Interest income consisted of interest earned on our cash, cash equivalents and marketable securities and fluctuates based on changes in cash balances and interest rates.

Interest Expense

Interest expense was $35,000 for each of the six-month periods ended June 30, 2016 and 2015 and consisted of interest related to the $1.0 million promissory note payable to Pfizer Inc.

Other (Expense) Income

Other expense was $10,000 for the six months ended June 30, 2016, as compared to $2,000 for the same period in 2015.  Other (expense) income represents currency fluctuations in the conversion of account balances held in foreign currencies to U.S. dollars.

Liquidity and Capital Resources

We have incurred losses since inception and negative cash flows from operating activities and, as of June 30, 2016, we had an accumulated deficit of $134.6 million. We anticipate that we will continue to incur net losses for the foreseeable future as we continue the development and potential commercialization of emricasan.

Prior to our IPO in July 2013, we funded our operations primarily through private placements of equity and convertible debt securities. In July 2013, we completed our IPO of 6,000,000 shares of common stock at an offering price of $11.00 per share. We received net proceeds of $58.6 million, after deducting underwriting discounts and commissions and offering-related transaction costs.

In August 2014, we entered into the Sales Agreement with MLV, pursuant to which we may sell from time to time, at our option, up to an aggregate of $50.0 million of shares of our common stock through MLV, as sales agent. Sales of our common stock made pursuant to the Sales Agreement are made on The NASDAQ Global Market, or Nasdaq, under our Registration Statement on Form S-3, filed with the SEC on August 14, 2014 and declared effective by the SEC on August 25, 2014, by means of ordinary brokers’ transactions at market prices. Additionally, under the terms of the Sales Agreement, we may also sell shares of our common stock through MLV, on Nasdaq or otherwise, at negotiated prices or at prices related to the prevailing market price. Under the terms of the Sales Agreement, MLV may not engage in any proprietary trading or trading as principal for MLV’s own account. MLV will use its commercially reasonable efforts consistent with its normal trading and sales practices to sell our common stock from time to time, based upon our instructions (including any price, time or size limits or other customary parameters or conditions we may impose). We pay a commission rate equal to up to 3% of the gross sales price per share sold. We have also agreed to provide MLV with customary indemnification and contribution rights. The Sales Agreement may be terminated by us or MLV at any time upon ten days’ notice to the other party, or by MLV at any time in certain circumstances, including the occurrence of an event that would be reasonably likely to have a material adverse effect on our assets, business, operations, earnings, properties, condition (financial or otherwise), prospects, stockholders’ equity or results of operations. As of June 30, 2016, we have sold 2,342,439 shares of our common stock pursuant to the Sales Agreement at a weighted average price per share of $2.71 and received net proceeds of $5.9 million, after deducting offering-related transaction costs and commissions.

Although sales of our common stock have taken place pursuant to the Sales Agreement, there can be no assurance that MLV will be successful in consummating future sales based on prevailing market conditions or in the quantities or at the prices that we deem appropriate.  In addition, under current SEC regulations, at any time during which the aggregate market value of our common stock held by non-affiliates, or public float, is less than $75.0 million, the amount we can raise through primary public offerings of securities in any twelve-month period using shelf registration statements, including sales under the Sales Agreement, is limited to an aggregate of one-third of our public float. As of August 1, 2016, our public float was 17.8 million shares, the value of which was $41.6 million based upon the closing price of our common stock of $2.34 on July 27, 2016. The value of one-third of our public float calculated on the same basis was $13.9 million.

In April 2015, we completed a public offering of 4,025,000 shares of our common stock at a public offering price of $5.75 per share. We received net proceeds of $21.4 million, after deducting underwriting discounts and commissions and offering-related transaction costs.

At June 30, 2016, we had cash, cash equivalents and marketable securities of $30.2 million. We believe our existing cash, cash equivalents and marketable securities will be sufficient to fund our operations for at least the next 12 months. To fund further operations, we will need to raise additional capital. We plan to continue to fund losses from operations and capital funding needs through future equity and debt financing, as well as potential collaborations. The sale of additional equity or convertible debt could result in additional dilution to our stockholders. The incurrence of indebtedness would result in debt service obligations and could result in operating and financing covenants that would restrict our operations. No assurances can be provided that financing will be available in the amounts we need or on terms acceptable to us, if at all. If we are not able to secure adequate additional funding, we may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. Any of these actions could materially harm our business, results of operations and future prospects.

The following table sets forth a summary of the net cash flow activity for each of the periods set forth below:

	Six Months Ended June 30,
	2016	2015
Net cash used in operating activities	$(11,502,595)	$(10,255,606)
Net cash provided by (used in) investing activities	5,776,891	(12,186,176)
Net cash provided by financing activities	5,308,770	21,458,712
Net decrease in cash and cash equivalents	$(416,934)	$(983,070)

Net cash used in operating activities was $11.5 million and $10.3 million for the six months ended June 30, 2016 and 2015, respectively. The primary use of cash was to fund our operations related to the development of emricasan.

Net cash provided by investing activities was $5.8 million for the six months ended June 30, 2016, which consisted primarily of proceeds from maturities of marketable securities, partially offset by cash used to purchase marketable securities. Net cash used in investing activities was $12.2 million for the six months ended June 30, 2015, which consisted primarily of cash used to purchase marketable securities, partially offset by proceeds from maturities of marketable securities.

Net cash provided by financing activities was $5.3 million for the six months ended June 30, 2016, which consisted primarily of net proceeds from sales of common stock pursuant to the Sales Agreement. Net cash provided by financing activities was $21.5 million for the six months ended June 30, 2015, which consisted primarily of net proceeds from our public offering in April 2015, partially offset by deferred public offering costs related to the Sales Agreement.

Contractual Obligations and Commitments

As of June 30, 2016, there have been no material changes outside the ordinary course of our business to the contractual obligations we reported in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Commitments” in our annual report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 11, 2016.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements (as defined by applicable regulations of the SEC) that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2016, there have been no material changes in our market risk from that described in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our annual report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission on March 11, 2016.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of June 30, 2016, we had used all of the $58.6 million net proceeds from our IPO. The net proceeds were applied as follows: $27.9 million towards the clinical development of emricasan and $30.7 million towards working capital and general corporate purposes.

Issuer Purchases of Equity Securities

The following table contains information relating to the repurchases of our common stock made by us in the quarter ended June 30, 2016.

			Number of	Maximum
			Shares	Number of
			Purchased As	Shares That
			Part of	May Yet Be
			Publicly	Purchased
	Number of	Average	Announced	Under the
	Shares	Price Paid	Plans or	Plans or
Period	Purchased(1)	per Share	Programs	Programs
April 1-30, 2016	2,539	$0.0825	—	—
May 1-31, 2016	—	—	—	—
June 1-30, 2016	—	—	—	—
Total	2,539	$0.0825	—	—

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

CONATUS PHARMACEUTICALS INC.

Date: August 5, 2016	/s/ Steven J. Mento, Ph.D.
Steven J. Mento, Ph.D.
President and Chief Executive Officer
(principal executive officer)

Date: August 5, 2016	/s/ Charles J. Cashion
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