Form 10-K
period 2016-12-31
Conatus Pharmaceuticals Inc.
filed 2017-03-16
CIK 1383701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $36.6 million, based on the closing price of the registrant’s common stock on The NASDAQ Global Market of $2.06 per share.

As of March 1, 2017, the registrant had 26,169,896 shares of common stock ($0.0001 par value) outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission by April 30, 2017 pursuant to Regulation 14A in connection with the registrant’s 2017 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

CONATUS PHARMACEUTICALS INC.

TABLE OF CONTENTS

FORM 10-K

For the Year Ended December 31, 2016

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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this annual report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this annual report and are subject to a number of risks, uncertainties and assumptions, including those described in Part I, Item 1A, “Risk Factors.” The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

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

Overview

We are a biotechnology company focused on the development and commercialization of novel medicines to treat liver disease. We are developing emricasan, a first-in-class, orally active pan-caspase protease inhibitor, for the treatment of patients with chronic liver disease. Emricasan is designed to reduce the activities of human caspases, which are enzymes that mediate inflammation and apoptosis. We believe that by reducing the activity of these enzymes, emricasan has the potential to interrupt the progression of liver disease and potentially provide treatment options in multiple areas of liver disease. Preclinical studies and clinical trials have yielded compelling results that suggest emricasan may have clinical utility in slowing the progression of liver disease regardless of the original cause of the disease. To date, emricasan has been studied in over 650 subjects in 16 clinical trials across a broad range of liver disease etiologies and stages of progression.

In February 2016, we announced that the U.S. Food and Drug Administration, or the FDA, granted Fast Track designation to the emricasan development program for the treatment of liver cirrhosis caused by nonalcoholic steatohepatitis, or NASH. The Fast Track program provides greater access to the FDA in order to expedite review of drugs that have demonstrated the potential to treat serious or life-threatening conditions.

We plan to focus on advancing toward initial registration of emricasan for patients with cirrhosis due to NASH, with parallel development toward registration of emricasan for patients with NASH fibrosis.  We plan to conduct three EmricasaN, a Caspase inhibitOR, for Evaluation clinical trials, or the ENCORE trials, designed to provide further information on doses leading to clinically relevant efficacy, including improvement in severe portal hypertension and hepatic function in patients with NASH cirrhosis and improvement in biopsy-proven fibrosis and inflammation in patients with NASH fibrosis. The ENCORE trials are also designed to provide safety data to support the initial registration of emricasan for chronic administration in patients with NASH cirrhosis. We expect the ENCORE trials to build on the data from our recently completed clinical trials, which have demonstrated emricasan’s ability to provide improvements in validated functional surrogate endpoints of portal hypertension and liver function.

Our current clinical program for emricasan includes the following:

Phase 2b ENCORE-PH (Portal Hypertension) Clinical Trial: In November 2016, we initiated a randomized, double-blind, placebo-controlled Phase 2b clinical trial to evaluate the effect of emricasan in reducing hepatic venous pressure gradient, or HVPG, in approximately 240 compensated or early decompensated NASH cirrhosis patients with severe portal hypertension, established by baseline HVPG values of 12 mmHg or higher. Patients will be randomized 1:1:1:1 to receive 5 mg of emricasan, 25 mg of emricasan, 50 mg of emricasan, or placebo twice daily for 24 weeks. The primary endpoint is the mean change in HVPG from week 0 to week 24 for each dosing group compared with placebo. Top-line results are expected in 2018. In addition, we plan to amend the protocol for this trial to add a 24-week open-label extension period for patients after they complete the blinded 24-week stage of the trial.  This extension to the protocol will replace the separate extension trial that we were previously planning to initiate.

Phase 2b ENCORE-LF (Liver Function) Clinical Trial: We plan to initiate a Phase 2b clinical trial to evaluate emricasan in patients with decompensated NASH cirrhosis in the second quarter of 2017.  This planned randomized, double-blind, placebo-controlled clinical trial will use a composite endpoint to assess liver function, and will collect chronic administration safety information.  Treatment is expected to be 48 weeks. This trial is designed to evaluate dosing, efficacy and safety of emricasan in decompensated NASH cirrhosis.

Phase 2b ENCORE-NF (NASH Fibrosis) Clinical Trial: In January 2016, we initiated a Phase 2b clinical trial evaluating emricasan’s potential long-term benefits for patients with liver fibrosis resulting from NASH. This randomized, double-blind, placebo-controlled clinical trial will evaluate the effect of emricasan in reducing fibrosis and steatohepatitis in approximately 330 patients with NASH fibrosis, but not cirrhosis. Patients will be randomized 1:1:1 to receive 5 mg of emricasan, 50 mg of emricasan, or placebo twice daily for 72 weeks. The primary endpoint is a biopsy-based change in fibrosis by at least one stage using the NASH Clinical Research Network Histologic Scoring System, without worsening of steatohepatitis. Top-line results are expected in 2018.

Phase 2b POLT-HCV-SVR Clinical Trial:  In May 2014, we initiated a double-blind, placebo-controlled Phase 2b clinical trial in approximately 60 post-orthotopic liver transplant, or POLT, recipients with reestablished liver fibrosis post-transplant as a result of recurrent HCV infection who have successfully achieved a sustained viral responses, or SVR, following hepatitis C virus, or HCV, antiviral therapy, or POLT-HCV-SVR, patients with residual fibrosis or cirrhosis, classified as Ishak Fibrosis Score 2-6, who will receive 25 mg of emricasan or placebo orally twice daily for two years. The primary endpoint in this exploratory proof-of-concept trial is the change in the Ishak Fibrosis Score compared with placebo. The trial will also evaluate histological markers of inflammation, key serum biomarkers, and the safety and tolerability of emricasan. Top-line results are expected in the first half of 2018. This trial was initiated following the FDA granting orphan drug designation to emricasan in late 2013 for the treatment of POLT patients with reestablished fibrosis to delay the progression to cirrhosis and end-stage liver disease. In addition to evaluating emricasan’s ability to treat post-transplant patients, if positive, we believe the results from the Phase 2b POLT-HCV-SVR trial may serve as a basis for future trials in pre-transplant HCV-SVR patients, who are cured of their HCV but still have residual fibrosis or cirrhosis.

In December 2016, we entered into an Option, Collaboration and License Agreement, or the Collaboration Agreement, with Novartis Pharma AG, or Novartis, pursuant to which we granted Novartis an exclusive option to collaborate with us for the global development and commercialization of products containing emricasan either as a single active ingredient or in combination with other Novartis compounds for liver cirrhosis or liver fibrosis, including but not limited to Farnesoid X receptor agonists that Novartis is currently developing for the treatment of chronic liver diseases. Upon the exercise of the option, we will grant Novartis an exclusive, worldwide license to our intellectual property rights relating to emricasan to develop and commercialize emricasan products for the treatment, diagnosis and prevention of disease in all indications in humans.  The option, which expires on October 31, 2017, is exercisable upon, among other things, our providing notice to Novartis of the initiation of the planned Phase 2b ENCORE-LF clinical trial, which we expect to initiate in the second quarter of 2017.

Pursuant to the Collaboration Agreement, we are responsible for completing the three ENCORE trials and the POLT-HCV-SVR trial described above.  Prior to Novartis’ exercise of the option, Novartis will reimburse us for any costs of these four Phase 2b trials that exceed an agreed upon budget or we will credit any amount under budget to Novartis’ future costs for the four Phase 2b trials. If Novartis exercises its option, we will share the costs of these four Phase 2b trials equally with Novartis after the effective date of the license grant under the Collaboration Agreement. Novartis will also be responsible for 100% of certain expenses for required registration-supportive nonclinical activities. Novartis will be responsible for the development of emricasan beyond the four Phase 2b trials described above, including the Phase 3 development of emricasan single agent products and all development for emricasan combination products, and Novartis has agreed to use commercially reasonable efforts to develop and commercialize emricasan products, if the option is exercised. A joint steering committee comprised of representatives from our company and Novartis will oversee the collaboration, development and commercialization of emricasan products.

Under the Collaboration Agreement, Novartis paid us an upfront payment of $50.0 million. If Novartis exercises its option under the Collaboration Agreement, we will receive an additional $7.0 million and be eligible to receive up to an aggregate of $650.0 million in milestone payments over the term of the Collaboration Agreement, contingent on the achievement of certain development, regulatory and commercial milestones, as well as royalties. After the initiation of the first Phase 3 clinical trial for an emricasan product candidate, we have the right to elect to enter into a co-commercialization agreement with Novartis under which we would receive up to 30% of the commercial profits less the same percentage of the commercial losses, subject to certain reductions in milestone and royalty payments.

We plan to expand our development pipeline by developing our existing preclinical product candidates or by purchasing or in-licensing product candidates.  In addition to liver disease, we may pursue the development of product candidates in other disease areas.

Our Team

Our senior management team includes former senior executives of Idun Pharmaceuticals, Inc., or Idun. At Idun, these senior executives discovered and led the development of Idun’s lead asset emricasan, which was then known as IDN-6556, until the company was sold to Pfizer Inc. in July 2005. We acquired the global rights to emricasan from Pfizer, where it was known as PF-3491390, in July 2010. At both Idun and Pfizer, emricasan was being developed for the treatment of liver fibrosis. Due to our experience, we believe we can successfully develop emricasan for the treatment of one or more liver diseases, including NASH cirrhosis and NASH fibrosis.

Our Strategy

Our strategy is to develop and commercialize medicines to treat cirrhotic and fibrotic liver indications in areas of high unmet medical need. The key elements of our strategy are to:

•

Focus initial development of emricasan on the treatment of liver diseases with high unmet medical need and in small, identifiable and manageable patient populations. We believe that by inhibiting the caspases responsible for inflammation and apoptosis in the liver, emricasan has the potential to stabilize and improve liver function and to slow liver disease progression in patients with liver cirrhosis. We plan to focus on advancing emricasan toward initial registration for patients with NASH cirrhosis. We also plan to, in parallel with our NASH cirrhosis plans, advance development toward registration of emricasan for patients with NASH fibrosis.

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

•

Increase the commercial potential of emricasan through the Novartis collaboration. We believe the Collaboration Agreement with Novartis will increase the commercial potential of emricasan by our developing emricasan in collaboration with a large pharmaceutical company with expertise in liver disease, experience in drug development and marketing application approval, and established sales and marketing capabilities and by potentially pursuing the development and commercialization of combination products containing emricasan that Conatus would not have been able to pursue if not for the collaboration with Novartis.

•

Develop, in-license or acquire new product candidates to expand our pipeline. Although we are currently focused on the development of emricasan, we plan to pursue additional product candidates in the future. We plan to expand our development pipeline by developing internal preclinical product candidates or by in-licensing or acquiring preclinical or clinical-stage product candidates. We may develop such product candidates independently or in collaboration with third parties.

Liver Disease and Apoptosis

The liver is the largest internal organ in the human body and its proper function is indispensable for many critical metabolic functions, including the regulation of lipid and sugar metabolism, the production of important proteins, including those involved in blood clotting, and purification of blood. There are over 100 described diseases of the liver, and because of its many functions, these can be highly debilitating and life-threatening unless effectively treated. Liver diseases can result from injury to the liver caused by a variety of insults, including HCV, hepatitis B virus, or HBV, obesity, chronic excessive alcohol use or autoimmune diseases. Regardless of the underlying cause of the disease, there are important similarities in the disease progression including increased inflammatory activity and excessive liver cell apoptosis, which if unresolved leads to fibrosis. Fibrosis, if allowed to progress, will lead to cirrhosis, or excessive scarring of the liver, and eventually reduced liver function. Some patients with liver cirrhosis have a partially functioning liver and may appear asymptomatic for long periods of time, which is referred to as compensated liver disease. Decompensated liver disease is when the liver is unable to perform its normal functions. Many people with active liver disease remain undiagnosed largely because liver disease patients are often asymptomatic for many years. The National Institutes of Health, or NIH, estimates that 5.5 million Americans have chronic liver disease or cirrhosis, and liver disease is the twelfth leading cause of death in the United States. According to the European Association for the Study of the Liver, 29 million Europeans have chronic liver disease, and liver disease represents approximately 2% of deaths annually. In the United States in 2014, there were more than 6,500 liver transplants performed but more than 1,500 patients died waiting for a transplant and more than 1,000 patients were removed from the transplant list because they were too sick to undergo the transplant surgery. There are currently approximately 14,000 active candidates on the transplant waiting list in the United States. Furthermore, NASH is expected to be the leading cause of liver transplants in the next five to ten years.

The death of cells and resulting inflammation play an important role in the progression of many liver diseases. In general, cells can die by either of two major mechanisms, apoptosis, a form of programmed cell death, or necrosis, which is uncontrolled cell death caused by infection, toxins or trauma. Both of these mechanisms can produce a state of acute and/or chronic inflammation. High levels of noxious stimuli can rapidly overwhelm the cell’s natural protective mechanisms, leading to a rupture of the cell and subsequent release of its contents into the surrounding tissue. This process is known as necrosis and results in a highly pro-inflammatory response, further damaging the surrounding tissue. In contrast, the programmed cell death mechanism, termed apoptosis, is a highly controlled and tightly regulated process that involves the orderly condensation and dismantling of the cell leading to its subsequent rapid and specific removal from the surrounding tissue by specialized cells. However, under conditions of excessive stress as often observed in disease, the production of apoptotic cells outpaces the body’s ability to effectively remove them from the surrounding tissue. This results in an accumulation of shed cell fragments known as apoptotic bodies, which are taken up by surrounding cells and can stimulate additional cell death. Disease-driven excessive apoptosis results in the development of scar tissue or fibrosis, which can lead to tissue destruction and eventually reduce the capacity of an organ to function normally.

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

NASH is typically suspected when a patient has elevated ALT or AST and no evidence or history of viral hepatitis or excessive alcohol use. As liver disease progresses, fibrotic scar tissue will begin to replace healthy liver tissue and over time will reduce the liver’s ability to function properly. A liver biopsy is used to diagnose fibrosis and determine how much liver scarring has developed. If fibrosis is allowed to progress, it will lead to cirrhosis. As liver cirrhosis becomes progressively worse, all aspects of liver function will dramatically decline.

Another important marker of liver cell death is a protein fragment called cleaved Cytokeratin 18, or cCK18. During apoptosis, a key structural protein within the cell called Cytokeratin 18, or CK18, is specifically cleaved by caspases, which results in the release of cCK18 into the blood stream. cCK18 is easily detected in the blood with a commercially-available test and is a mechanism-specific biomarker of apoptosis and caspase activity. Unlike ALT, cCK18 is elevated in patients with advanced cirrhosis. Importantly, cCK18 is also present in healthy subjects and multiple studies have demonstrated an approximate basal level in healthy subjects. Numerous independent clinical trials and published studies have demonstrated the utility of cCK18 for detecting and gauging the severity of ongoing liver disease across a variety of disease etiologies. These studies have demonstrated correlations between disease and cCK18 levels in patients with liver cirrhosis, NASH, HCV and various other liver disease indications. For example, serum cCK18 levels corresponded well to an improvement in liver histology in two clinical trials of NASH in adults and children respectively. Moreover, it has been shown that the severity of liver disease in HCV patients was associated with cCK18 levels and apoptosis, such that the more severe the disease, the higher the serum level of cCK18. In liver cirrhosis patients, studies have shown that cCK18 levels are elevated and correlate with liver inflammation and cholestasis. In POLT patients with recurrent HCV, it has been shown that cCK18 levels and apoptosis were significantly elevated in liver biopsies as determined by immunohistochemical analysis. We believe these studies demonstrate the relationship between elevated cCK18 levels and severity of liver disease and that cCK18 is an important biomarker of excessive apoptosis in liver disease.

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

Mechanism of Action

Emricasan works by inhibiting caspases, which are a family of related enzymes that play an important role as modulators of critical cellular functions, including functions that result in apoptosis and inflammation. Caspase activation and regulation is tightly controlled through a number of mechanisms. All caspases are expressed as enzymatically inactive forms known as pro-caspases, which can be activated following a variety of cellular insults or stimuli. Seven caspases are specifically involved in the process of apoptosis while three caspases specifically activate pro-inflammatory cytokines and are not directly involved in apoptosis as shown in Figure 1.

Figure 1. Emricasan is a Potent Inhibitor of Apoptotic and Inflammatory Caspases

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

Clinical Data

To date, emricasan has been studied in over 650 subjects in eight Phase 1 clinical trials and eight Phase 2 clinical trials. This includes approximately 450 subjects with liver disease, 50 liver transplant subjects and 150 healthy volunteers receiving single or multiple doses of emricasan ranging from 1 to 500 mg per day orally or 0.1 to 10 mg/kg per day intravenously for up to 12 weeks. Emricasan has demonstrated evidence of a beneficial effect on serological biomarkers in patients with chronic liver disease independent of the cause of disease. Favorable changes have been observed in functional biomarkers of liver damage and inflammation, such as ALT and AST, and mechanistic biomarkers, such as cCK18 and caspase activity, indicating that emricasan works by the presumed mechanism of action of inhibiting apoptosis of liver cells. Importantly, clinical trials have also demonstrated that emricasan does not inhibit normal levels of caspase activity in healthy individuals. Recent emricasan clinical trial results have demonstrated emricasan's ability to provide significant improvements in validated functional surrogate endpoints of portal hypertension and liver function across a variety of etiologies in the subgroups of liver cirrhosis patients with high medical need. Emricasan has been generally well-tolerated in clinical trials completed to date.

Phase 2 Clinical Trials

We have conducted eight Phase 2 clinical trials in subjects with both single and multiple-dose administration of emricasan. The objective of these trials was to examine the safety, tolerability, pharmacokinetics, or PK, and, in some trials, the mechanistic pharmacodynamics, or PD, of emricasan. As shown in Figure 2 below, emricasan was generally well-tolerated in all eight Phase 2 clinical trials.

Figure 2. Emricasan Phase 2 Clinical Trial Summary

Trial Design	Subjects	Dosing/ Days	Outcome
Phase 2 Trial of IDN-6556 in Subjects with Liver Cirrhosis	86 (US)	BID/ 12 weeks	Well-tolerated; reduction in elevated markers of liver function and elevated biomarkers; trial included open-label extension
Phase 2 Trial of IDN-6556 in Cirrhotic Subjects with Portal Hypertension	23 (US)	BID/ 28 days	Well-tolerated; reduction in HVPG in patients with liver cirrhosis and severe portal hypertension
Phase 2 Trial of IDN-6556 in Subjects with NAFLD and Raised Transaminases	38 (US)	BID/ 28 days	Well-tolerated; reduction in ALT
Phase 2b Pharmacokinetic and Pharmacodynamic Clinical Trial in Acute-on-chronic Liver Failure Patients	21 (US, EU)	BID/ 28 days	Well-tolerated: dose-related responses in elevated biomarkers
Phase 2b Dose Response Trial in HCV Patients (Study A8491003)	204 (US)	BID/ 12 weeks	Well-tolerated; improved liver enzymes (ALT and AST)
Phase 2 Ascending Dose Trial in Patients with Hepatic Impairment (Study A8491004)	105 (US)	QD, BID, TID/ 14 days	Well-tolerated; improved liver enzymes (ALT)
Phase 2 Ascending Dose Crossover Trial in Patients with HCV and Liver Fibrosis (Study A8491010)	24 (US)	Various	Discontinued prematurely; formal statistical tests were not performed
Phase 2 Trial of IDN-6556 in Patients with Severe Alcoholic Hepatitis and Contradictions to Steroid Therapy	5 (US)	BID/ 28 days	Study closed; formal statistical tests were not performed

Phase 2 Clinical Trial of IDN-6556 in Subjects with Liver Cirrhosis

In January 2016, we announced results from the three-month, double-blind, placebo-controlled stage of the six-month Phase 2 clinical trial in patients with liver cirrhosis due to different etiologies, mild to moderate liver impairment and a Model for End-stage Liver Disease, or MELD, score of 11 to 18 during the screening period. The double-blind, placebo-controlled stage of this clinical trial was conducted at 26 U.S. sites and enrolled 86 patients. Among the 86 subjects enrolled and dosed, liver cirrhosis etiologies included alcohol (38%), HCV (29%), NASH (23%), and other causes (9%). Baseline MELD scores were ≤14 in 78% of enrolled subjects and ≥15 in 22% of enrolled subjects. Baseline Child-Pugh-Turcotte, or CPT, status was A (CPT score of 5-6) in 43% of subjects and B (CPT score of 7-9) in 56% of subjects.

These results showed a statistically significant reduction in cCK18 vs. placebo (p=0.04) at month three in the overall patient population when adjusted for differences between treatment and placebo groups in baseline MELD score and disease etiology as specified in the trial statistical analysis plan. cCK18 is a mechanism-specific biomarker of caspase-driven cell death. Multiple additional liver disease biomarkers achieved statistically significant reductions vs. placebo in the overall patient population after three months of treatment, including caspase 3/7 and ALT, while others achieved positive trends. Collectively, two key secondary endpoints and clinically relevant measures of liver function, MELD score and CPT score, along with other key liver function parameters, demonstrated favorable trends vs. placebo in the overall patient population after three months of treatment. The trends in the overall patient population were driven by statistically significant improvements in a subgroup of patients with baseline MELD scores ≥15.  Additional endpoint results in various subgroups for the first three months are shown below in Figure 3.

Figure 3. Phase 2 Liver Cirrhosis Clinical Trial Secondary Endpoint Results

for the Mixed Etiology Patient Population with Baseline MELD Scores ≥15 and by Etiology Regardless of Baseline MELD Score

	Treatment Difference at Month 3 (LS Mean)*
	MELD≥15 (N=19)	NASH (N=20)	HCV (N=25)	Alcohol/Other (N=41)
MELD score	-2.19*	-1.63*	-0.60	-0.71
CPT score	-1.31*	-0.96*	-0.32	-0.75*
INR	-0.19*	-0.13*	-0.05	-0.10*
Total bilirubin	-0.79*	-0.40	-0.43	-0.45
Albumin	0.04	-0.06	-0.06	0.03
ALT (median)	-3.0	-2.0	-6.0	-3.0
AST (median)	-5.5*	-3.0	-12.0*	-3.0

*LS Mean treatment differences between emricasan and placebo for the change from baseline at Month 3 (LOCF) using Adjusted ANCOVA model including treatment group, adjusting for baseline value, baseline MELD category, etiology, and treatment by subgroup interaction terms. For ALT and AST, mean treatment difference reported using 1-way non-parametric ANOVA and Hodges-Lehmann estimation.

In May 2016, we announced top-line results from the three-month, open-label second stage of this trial. In the second stage, patients on emricasan in the first stage continued treatment for another three months, and patients on placebo in the first stage switched to emricasan for three months. In a mixed etiology subgroup of patients with baseline MELD scores ≥15, statistically significant emricasan treatment effects vs. placebo (improvement in the emricasan group vs. progression in the placebo group) after the first three months showed continued directional improvements after the second three months of treatment with emricasan. In patients whose liver cirrhosis was caused by NASH, statistically significant emricasan treatment effects vs. placebo (slower progression in the emricasan group than in the placebo group) on measures of liver function after the first three months showed continued directional improvement after the second three months of treatment with emricasan regardless of baseline MELD score. Other etiologies showed similar directional improvements after the first three months and continued during the second three months. We believe the statistically significant treatment effects in the NASH patient subgroup, which applied regardless of baseline MELD scores, offer a range of options for future clinical trials in patients with NASH cirrhosis.

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

Consistent with results from prior trials, emricasan was safe and well-tolerated in the trial, with no dose-limiting toxicities and no drug-related serious adverse events. One subject discontinued the trial early for non-serious adverse events and one subject had three serious adverse events ten days after the last emricasan dose, assessed as unrelated to treatment. There were no significant changes in blood pressure or heart rate. ALT and AST levels decreased significantly in the entire group and in those with an HVPG ≥12 mmHg. This clinical trial was conducted at nine U.S. sites and enrolled 23 patients, 22 of whom were evaluable, with portal hypertension and compensated liver cirrhosis that was predominantly due to NASH or HCV, including patients with active HCV infection and patients who had an SVR to antiviral therapy.

Phase 2 Clinical Trial of IDN-6556 in Subjects with Nonalcoholic Fatty Liver Disease and Raised Transaminases

In March 2015, we announced top-line results from our Phase 2 double-blind, placebo-controlled clinical trial of emricasan in 38 patients with nonalcoholic fatty liver disease, NAFLD, including the subset of NAFLD patients with NASH. The trial met its primary endpoint, showing a statistically significant (p<0.05) reduction in ALT in patients treated for 28 days with emricasan at 25 mg twice per day dosing compared to patients in the placebo control group. Reductions from baseline in ALT at Day 28 of approximately 39% in the emricasan treatment arm and approximately 14% in the placebo arm were similar to results observed in previous trials. Elevated baseline levels of three key serum biomarkers – cCK18, full-length cytokeratin 18, a biomarker of more generalized cell death, or flCK18, and caspase 3/7 – also showed statistically significant reductions from baseline in emricasan-treated patients at Day 28. A reduction from baseline in cCK18 at Day 28 of approximately 30% in the emricasan treatment arm and an increase from baseline of approximately 4% in the placebo arm were similar to results observed in previous trials. The reduction in serum cCK18 levels demonstrated that emricasan can effectively reduce inflammation and elevated levels of apoptosis in NAFLD/NASH patients. Emricasan was safe and well-tolerated in the NAFLD/NASH trial, with no dose-limiting toxicities and no drug-related serious adverse events. Treatment with emricasan also had no adverse effects on lipid levels or insulin sensitivity, important safety assessments in NAFLD/NASH patients who are at risk for cardiovascular disease.

Phase 2b Pharmacokinetic and Pharmacodynamic Clinical Trial in Acute-on-chronic Liver Failure Patients

In January 2015, we completed a Phase 2b dose ranging clinical trial in acute-on-chronic liver failure, or ACLF, patients. The ACLF clinical trial was designed to assess the PK and PD of emricasan, as well as biomarker and clinical responses, following twice daily, or BID, oral dosing of emricasan or placebo for 28 days. Patients were randomized to receive either placebo, 5 mg, 25 mg or 50 mg emricasan BID. The primary objective in this 28-day dosing trial was to evaluate the PK and PD together with the safety of emricasan to determine whether any dosing adjustments are needed in this critically ill patient population. We measured changes in liver function (creatinine, bilirubin and International Normalized Ratio), changes in biomarkers (ALT, cCK18, Caspase 3/7 and Interleukin 18, or IL-18), time to clinical worsening, or TTCW, which is defined as the first occurrence of liver transplant, progression to next organ failure or death and changes in extra-hepatic organ function. Twenty of 21 patients enrolled in the ACLF clinical trial had alcohol-associated liver disease, consistent with alcoholic liver disease being a major contributor to the ACLF patient population.

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

Phase 1 Clinical Trials

We have conducted eight Phase 1 clinical trials in subjects with both single and multiple-dose administration of emricasan. The objective of these trials was to examine the safety, tolerability, PK and, in some trials, the mechanistic PD of emricasan. As shown in Figure 4 below, emricasan was generally well-tolerated in all eight Phase 1 clinical trials.

Figure 4. Emricasan Phase 1 Clinical Trial Summary

Trial Design	Subjects	Dosing/Days	Outcome
Safety and PK Study in Healthy and Liver Impaired Subjects	76 (US)	QD/ 7 days	Well-tolerated; improved liver enzymes (ALT)
Randomized, Open-label, PK Dose Proportionality Study in Healthy Subjects	24 (US)	Single dose	Well-tolerated; PK profiled
Randomized, Placebo-controlled, Drug-drug Interaction, or DDI, Study with Ketoconazole in Healthy Subjects	24 (EU)	Single dose	Well-tolerated; no drug-drug-interaction with ketoconazole
Double-blind, Randomized, Placebo-controlled, PK Multiple (escalating) Dose Study in Healthy Subjects	32 (EU)	BID/ 14 days	Well-tolerated; PK profiled
Randomized, Double-blind, Parallel Group Placebo-controlled, PK Multiple (escalating) Dose Study in Healthy Asian Subjects	20 (EU, Asia)	BID/ 15 days	Well-tolerated; no difference in PK in Asian population
Randomized, Placebo-controlled, DDI Study with Cyclosporine and Measurement of cCK18 Levels in Healthy Subjects	15 (EU)	QD/BID/10 days	Well-tolerated; no effect on cyclosporine; no effect on cCK18 levels
PK and PD Study of IDN-6556 in Subjects with Hepatic Impairment and Matched Healthy Volunteers	36 (US)	Single dose	Well-tolerated; PK profiled; reduction of the PD markers, cCK18, flCK18 and caspase 3/7
PK and PD Study of IDN-6556 in Subjects with Severe Renal Impairment and Matched Healthy Volunteers	15 (US)	Single dose	Well-tolerated; no effect on cCK18 levels

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

This study was completed successfully in 2012. The inflammatory infiltrates were reproduced, and there was no evidence of tumor formation. In summary, treatment with emricasan for 26-weeks did not result in an increase in the incidence of tumors in Tg.rasH2 mice. The results were submitted to the FDA in preparation for a meeting in October 2012. The FDA reviewed the data and agreed with the study conclusion. We subsequently filed a new investigational new drug application, or IND, for emricasan for HCV-POLT, which was formally cleared in January 2013. In addition, the FDA has accepted this Tg.rasH2 carcinogenicity study as one of two carcinogenicity studies required for registration. We are currently conducting a two-year rat carcinogenicity study as the second carcinogenicity study.

Our Clinical Development Plans

We plan to focus on advancing toward initial registration of emricasan for patients with NASH cirrhosis, with parallel development toward registration of emricasan for patients with NASH fibrosis. We plan to conduct three trials, the ENCORE trials, designed to provide further information on doses leading to clinically relevant efficacy, including improvement in severe portal hypertension and hepatic function in patients with NASH cirrhosis and improvement in biopsy-proven fibrosis and inflammation in patients with NASH fibrosis. The ENCORE trials are also designed to provide safety data to support the initial registration of emricasan for chronic administration in patients with NASH cirrhosis.

In December 2016, we entered into the Collaboration Agreement with Novartis, pursuant to which we granted Novartis an exclusive option to collaborate with us for the global development and commercialization of products containing emricasan. Upon the exercise of the option, we will grant Novartis an exclusive, worldwide license to our intellectual property rights relating to emricasan.  Pursuant to the Collaboration Agreement, we are responsible for completing the ENCORE trials and the POLT-HCV-SVR trial described above. If Novartis exercises its option, we will share the costs of these four Phase 2b trials equally with Novartis after the effective date of the license grant under Collaboration Agreement. Novartis will also be responsible for 100% of certain expenses for required registration-supportive nonclinical activities. Novartis will be responsible for the development of emricasan beyond these four Phase 2b trials, including the Phase 3 development of emricasan single agent products and all development for emricasan combination products, and Novartis has agreed to use commercially reasonable efforts to develop and commercialize emricasan products, if the option is exercised. A joint steering committee comprising of representatives from our company and Novartis will oversee the collaboration, development and commercialization of emricasan products.

Emricasan in NASH Cirrhosis

Medical Need and Market Opportunity

The patients with chronic liver disease that we are studying suffer from compensated or decompensated liver cirrhosis, as well as potentially portal hypertension. The continual disease progression may eventually lead such patients to require liver transplantation, in which the diseased liver is replaced by a donor liver or part thereof. The cause of the chronic decompensation or liver failure may vary, and includes infections, such as subacute bacterial peritonitis, HCV or HBV, metabolic causes, such as NASH, autoimmune diseases and alcohol. Eventually, these patients will progress to the point where, if eligible, they may require transplantation. Objectives for the management of patients with liver cirrhosis and portal hypertension include specific treatment of any identifiable causes of chronic liver function and prevention of the development or progression of signs of decompensation, including portal pressure, ascites, hepatic encephalopathy and esophageal varices, with or without hemorrhage, in order for the patient to be eligible for transplant. More than 38,000 patients died due to chronic liver disease and cirrhosis in the United States in 2014.

NASH is one of the leading causes of cirrhosis in adults in the United States, and up to 25% of adults with NASH may have cirrhosis. Furthermore, NASH is expected to be the leading cause of liver transplant in the next five to ten years. There are currently no approved drugs for the treatment of NASH cirrhosis.

Development Plans

Given its mechanism of action and recent clinical trial results, we believe emricasan has the potential to improve patients’ ability to survive longer with cirrhosis while waiting for a liver transplant and potentially to improve their liver disease status such that they may no longer require a liver transplant. We plan to focus on advancing toward initial registration of emricasan for patients with NASH cirrhosis. In February 2016, we announced that the FDA granted Fast Track designation to the emricasan development program for the treatment of liver cirrhosis caused by NASH. Based on the recent clinical trial results in patients with cirrhosis and interactions with the FDA, we initiated the Phase 2b ENCORE-PH trial in November 2016 and are planning to initiate the Phase 2b ENCORE-LF trial in the second quarter of 2017.

The ENCORE-PH trial is a randomized, double-blind, placebo-controlled Phase 2b clinical trial to evaluate the effect of emricasan in reducing HVPG in approximately 240 compensated or early decompensated NASH cirrhosis patients with severe portal hypertension, established by baseline HVPG values of 12 mmHg or higher. Patients will be randomized 1:1:1:1 to receive 5 mg of emricasan, 25 mg of emricasan, 50 mg of emricasan, or placebo twice daily for 24 weeks. The primary endpoint is the mean change in HVPG from week 0 to week 24 for each dosing group compared with placebo. Key secondary endpoints include safety and tolerability, dose response, and percentage of patients achieving at least a 20% reduction in HVPG. Top-line results are expected in 2018. In addition, we plan to amend the protocol for this trial to add a 24-week open-label extension period for patients after they complete the blinded 24-week stage of the trial.  This extension to the protocol will replace the separate extension trial that we were previously planning to initiate. A basis for this trial was the clinical trial results from the previously completed exploratory, open-label Phase 2 clinical trial of emricasan in patients with liver cirrhosis due to different etiologies and portal hypertension confirmed by HVPG procedure upon enrollment, which demonstrated a clinically meaningful and statistically significant change from baseline in HVPG in patients with liver cirrhosis and severe portal hypertension (HVPG ≥12 mmHg).

The Phase 2b ENCORE-LF trial is a planned randomized, double-blind, placebo-controlled clinical trial that will assess long-term liver function endpoints using a composite clinical endpoint and related serum biomarkers and laboratory parameters associated with liver function, and will collect chronic administration safety information in patients with decompensated NASH cirrhosis and elevated MELD scores. We plan to initiate the ENCORE-LF trial in the second quarter of 2017.  Treatment is expected to be 48 weeks.

Emricasan in NASH Fibrosis

Medical Need and Market Opportunity

NASH is a progressive form of NAFLD where fat builds up in the liver and patients suffer from inflammation and damage ultimately leading to fibrosis and cirrhosis. Steatosis is caused by the accumulation of triglycerides within lipid droplets in hepatocytes and steatosis associated with inflammation, cell death, and fibrosis is referred to as NASH, which can progress to cirrhosis. According to the NIH, NASH affects 2-5% of people in the United States. NASH is one of the leading causes of cirrhosis in adults in the United States, and up to 25% of adults with NASH may have cirrhosis. The condition is more common in adults who are obese, diabetic, or have high cholesterol or high triglycerides. The current diagnosis rate for NASH is low because of the asymptomatic nature of NASH and low awareness of the disease. There are currently no drugs approved to treat NASH fibrosis.

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

We plan to develop emricasan toward registration for patients with NASH fibrosis in parallel with our liver cirrhosis development plans. In January 2016, we initiated the ENCORE-NF trial, a Phase 2b clinical trial evaluating emricasan’s potential long-term benefits for patients with liver fibrosis resulting from NASH. This randomized, double blind, placebo-controlled clinical trial will evaluate the effect of emricasan in reducing fibrosis and steatohepatitis in approximately 330 patients with NASH fibrosis but not cirrhosis. The primary endpoint will be a biopsy-based change in fibrosis by at least one stage using the NASH Clinical Research Network Histologic Scoring System, without worsening of steatohepatitis. Treatment will be twice daily for 18 months and patients will receive either emricasan at 50 mg, emricasan at 5 mg, or placebo. Top-line results from the ENCORE-NF clinical trial are expected in 2018.

Based on results from previously completed studies in HCV patients, we believe the 5 mg twice daily dose may be as effective as higher doses in fibrosis patients. If the 5 mg dose is as effective as the 50 mg dose of emricasan in the ENCORE-NF trial, we may be able to establish dose-based product differentiation, with the 50 mg dose to be used in patients with cirrhosis and the 5 mg dose to be used in patients with fibrosis. The 50 mg emricasan twice-daily dose is the highest dose we expect to use in cirrhosis patients, and this dosage level is being used in this clinical trial in fibrosis patients to expand our safety database for chronic administration at the 50 mg dose. We expect that the fibrosis patients in this trial will provide a suitable population in which to detect safety signals that might arise at the 50 mg emricasan dose.

In addition to emricasan as a single active ingredient for a product candidate for the treatment of NASH fibrosis, we believe that emricasan has the potential to be developed for use whereby emricasan is one of two or more active ingredients.  Under the Collaboration Agreement with Novartis, if Novartis exercises its option, we expect the development of emricasan with one or more Novartis compounds to be pursued as a combination product to treat NASH fibrosis or other liver diseases.

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

Development Plans

We were granted orphan drug designation in late 2013 by the FDA for the treatment of POLT patients with reestablished fibrosis to delay the progression to cirrhosis and end-stage liver disease. Our clinical development strategy in the POLT patient population is to conduct a Phase 2b clinical trial tracking biomarkers and histology in POLT-HCV-SVR patients. Only approximately 30% of non-transplant HCV patients with fibrosis and SVR show histological signs of fibrosis improvement two years after virus clearance. In May 2014, we initiated the double-blind, placebo-controlled Phase 2b clinical trial in approximately 60 POLT-HCV-SVR patients with residual fibrosis or cirrhosis, classified as Ishak Fibrosis Score 2-6, who will receive 25 mg of emricasan or placebo orally twice daily for two years. The primary endpoint in this exploratory proof-of-concept trial is the change in the Ishak Fibrosis Score compared with placebo. The trial will also evaluate histological markers of inflammation, key serum biomarkers, and the safety and tolerability of emricasan. Top-line results are expected in the first half of 2018.  If positive, we believe the results from this trial may serve as a basis for future trials in pre-transplant HCV-SVR patients, who are cured of their HCV but still have residual fibrosis or cirrhosis.

Future Indications for Emricasan

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

Future Product Candidates

We are currently focused on the development emricasan, but we plan to pursue additional product candidates in the future. We believe that a diversified portfolio will mitigate risks inherent in drug development and increase the likelihood of our success. We plan to expand our development pipeline by developing internal preclinical product candidates or by in-licensing or acquiring preclinical or clinical-stage product candidates. We may develop such product candidates independently or in partnership with third parties.

Commercialization Strategy

Under the Collaboration Agreement with Novartis, Novartis has the option to an exclusive, worldwide license to develop and commercialize emricasan.  If Novartis exercises this option, Novartis will be responsible for the commercialization of emricasan, and we are eligible to receive up to $650.0 million in milestone payments over the term of the Collaboration Agreement, contingent on the achievement of certain development, regulatory and commercial milestones, as well as royalties. After the initiation of the first Phase 3 clinical trial for an emricasan product candidate, we have the right to elect to enter into a co-commercialization agreement with Novartis under which it would receive up to 30% of the commercial profits less the same percentage of the commercial losses, subject to certain reductions in milestone and royalty payments.

In the event Novartis does not exercise its option, we plan to consider other partnership opportunities as well as pursuing the commercialization of emricasan for some indications with a targeted sales force. We expect that the majority of NASH cirrhosis and POLT-HCV-SVR patients will be treated at tertiary care centers and transplant centers, and therefore our marketing and sales efforts can be addressed with a targeted sales force. We may build our own commercial infrastructure in North America and the EU to target these centers, and we would consider opportunities to partner in NASH fibrosis.

Manufacturing

Pfizer completed a significant portion of the manufacturing process optimization needed to provide an efficient synthesis of active pharmaceutical ingredient, or API, and scale-up methodology for registration trials for emricasan. API was successfully produced under current Good Manufacturing Practices, or cGMP, conditions, and a strategy to scale up the API for commercialization is in development. We believe the quantities of API we acquired from Pfizer are sufficient to support our ongoing clinical trials and planned Phase 2b ENCORE-LF clinical trial. Although we believe the current quantities of API are sufficient to complete our ongoing and planned Phase 2b clinical trials, additional API will potentially need to be manufactured for future clinical trials. We have identified a new third-party manufacturer of emricasan API for potential manufacturing needs in the future. Both the emricasan API and the drug product emricasan have demonstrated sufficient stability characteristics in our studies conducted to date.  Furthermore, if Novartis exercises its option under the Collaboration Agreement, Novartis will be responsible for the manufacturing related to emricasan beyond the three Phase 2b ENCORE trials and the Phase 2b POLT-HCV-SVR trial.

Competition

The biopharmaceutical industry is characterized by intense competition and rapid innovation. Although we believe that we hold a leading position in our understanding of caspase inhibition related to liver disease, our competitors may be able to develop other compounds or drugs that are able to achieve similar or better results. Our potential competitors include major multinational pharmaceutical companies, established biotechnology companies, specialty pharmaceutical companies and universities and other research institutions. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. We believe the key competitive factors that will affect the development and commercial success of our product candidates are efficacy, safety and tolerability profile, reliability, convenience of dosing, price and reimbursement.

Although there are several product candidates in clinical development, there are currently no therapeutic products approved for the treatment of NASH cirrhosis, NASH fibrosis or POLT-HCV-SVR. There are a number of marketed therapeutics used in each of these diseases to try to remove the underlying cause of the disease, address symptoms or complications of the disease or prevent further liver injury. For example, if the liver damage is a result of HBV or HCV, marketed antiviral medications may be used to treat the virus that led to liver damage. However, we expect that there will continue to be a significant unmet need in the HCV-POLT patient population, including patients with fibrosis after antiviral treatments to clear their HCV infection. If the liver damage is a result of alcoholic hepatitis, marketed alcohol addiction drugs may be used. If the liver damage is a result of obesity, diet and exercise may be prescribed along with marketed therapeutics. If the liver damage is a result of NASH, which is expected to become the leading cause of liver transplants in the next five to ten years, currently marketed drugs are generally used, although none of these are approved for NASH. In addition to the marketed drugs for those indications, there are drugs in development for each of these indications. Although these marketed therapies and those in development may be efficacious, all of them take time to show an effect, and as long as the underlying conditions persist there will continue to be damage to the liver. In NASH, for example, drugs in development have differing mechanisms of action, and it is currently unknown whether any single drug will eliminate liver inflammation and halt liver disease progression into advanced fibrosis. For each of these indications, emricasan is the product candidate we are aware of that is being developed specifically to reduce the level of apoptosis in the liver. As a result, if successfully developed and approved, emricasan may be used with these other therapies and may be included as an active ingredient in combination products developed and commercialized by Novartis under the Collaboration Agreement.

Material Contracts

Pfizer Inc.

In July 2010, we entered into a Stock Purchase Agreement with Pfizer pursuant to which we acquired all of the outstanding capital stock of Idun, a wholly-owned subsidiary of Pfizer at the time, in consideration for an upfront payment of $250,000 and a promissory note in the principal amount of $1.0 million. In July 2013, the promissory note was amended to become convertible into shares of our common stock following the completion of our initial public offering, at the option of the holder, at a price per share equal to the fair market value of our common stock on the date of conversion. We had the right to prepay the promissory note at any time, and in January 2017, we voluntarily repaid the entire balance of the principal and accrued interest of the promissory note. The promissory note bore interest at a per annum interest rate equal to 7%, compounded quarterly, and interest was payable on a quarterly basis during the term of the promissory note. The promissory note was scheduled to mature in July 2020, subject to acceleration upon specified events of default, including a change of control transaction, our failure to timely pay any principal or interest when due, our failure to timely provide certain financial information to Pfizer, the creation of any lien on our property other than permitted liens, any disposition of our business or property other than permitted transfers, our payment of dividends or other distributions on our equity securities, our incurrence of any indebtedness other than permitted indebtedness, our involvement in liquidation, dissolution, bankruptcy or similar proceedings, our failure to notify Pfizer of certain material adverse events, our failure to repay any indebtedness that causes an aggregate of $2.0 million or more in such indebtedness to accelerate in maturity and the rendering of certain judgments against us. Pursuant to the Stock Purchase Agreement, we will be required to make additional payments to Pfizer totaling $18.0 million upon the achievement of specified regulatory milestones relating to emricasan.

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

Idun Sublicense Agreement

In March 2013, we entered into a sublicense agreement with Idun in which we were granted the right to use the patent rights and know-how related to the screening and identification of emricasan. These rights were previously granted to Idun under license agreements with Thomas Jefferson University, or TJU. Under the sublicense, we are required to pay directly to TJU a royalty of less than 1% on net sales of emricasan. We also have the right to grant further sublicenses to third parties and are required to pay TJU a portion of any such sublicense revenue we receive. The sublicense agreement will expire upon the date which there are no longer any valid claims in any patents or patent applications sublicensed to us, unless earlier terminated. Idun may terminate the agreement if we substantially fail to perform or otherwise materially breach any of the material terms, covenants or provisions of the sublicense agreement, and we do not cure any such breach within 60 days of receipt of written notice from Idun specifying the breach. Our obligations under the agreement include, among others, using reasonable efforts to commercialize emricasan, timely paying the royalties set forth in the sublicense agreement and timely paying a portion of any sublicense revenue we receive if we grant further sublicenses under the sublicense agreement. We are currently in full compliance with these obligations. The agreement may also be terminated if the underlying license agreements between Idun and TJU are terminated. The underlying license agreements may be terminated by either Idun or TJU if the other party substantially fails to perform or otherwise materially breaches any of the material terms, covenants or provisions of the underlying license agreements and the breaching party does not cure any such breach within 90 days of receipt of written notice from the non-breaching party specifying the breach. Idun may also elect upon 30 days’ prior written notice to terminate its rights and obligations under one of the underlying license agreements with respect to any patent applications or patents licensed to it, or to terminate such underlying license agreement in its entirety. In the event that either of the underlying license agreements are terminated, Idun is obligated to assign and transfer to TJU all rights under sublicenses granted by Idun. We do not depend on the sublicense agreement for the further development or commercialization of emricasan, and we would not experience a material adverse effect if the sublicense agreement were terminated.

Novartis Pharma AG

In December 2016, we entered into the Collaboration Agreement with Novartis, pursuant to which we granted Novartis an exclusive option to collaborate with us to develop products containing emricasan.  The option, which expires on October 31, 2017, is exercisable upon, among other things, our providing notice to Novartis of the initiation of the planned Phase 2b ENCORE-LF clinical trial, which we expect to initiate in the second quarter of 2017. Upon exercise of the option, we will grant Novartis an exclusive, worldwide license to our intellectual property rights relating to emricasan to develop and commercialize products containing emricasan for the treatment, diagnosis and prevention of disease in all indications in humans. Under the Collaboration Agreement, we are responsible for completing the three ENCORE trials and the POLT-HCV-SVR trial. Prior to Novartis’ exercise of the option, Novartis will reimburse us for any costs of these four trials that exceed an agreed upon budget or we will credit any amount under budget to Novartis’ future costs for such trials. If Novartis exercises the option, we will share the costs of these four trials equally with Novartis after the effective date of the license. Novartis will also be responsible for 100% of certain expenses for required registration-supportive nonclinical activities. Novartis will be responsible for Phase 3 development of products containing only emricasan as an active ingredient, or Emricasan Only Products and all development for products containing emricasan and one or more other Novartis active ingredients, or Combination Products.  Emricasan Only Products and Combination Products are collectively referred to as Emricasan Products.  We will establish a Joint Steering Committee with Novartis, after the license grant is effective, comprised of senior personnel from our company and Novartis to oversee the collaboration, development and commercialization of the Emricasan Products.

Pursuant to the Collaboration Agreement, we received an upfront payment of $50.0 million from Novartis. If Novartis exercises the option, we will receive an additional $7.0 million, subject to certain usual and customary closing conditions, including required anti-trust approvals, at which time the license under the Collaboration Agreement will become effective.  Furthermore, we will be eligible to receive up to an aggregate of $650.0 million in milestone payments over the term of the Collaboration Agreement, contingent on the achievement of certain development, regulatory and commercial milestones. Novartis will be required to pay us tiered royalties ranging from the high-teens to the high-twenties as a percentage of net sales of Emricasan Only Products, and tiered royalties ranging from the high-single digits to the mid-teens as a percentage of net sales of Combination Products, subject to reduction in certain cases. We may elect, after the initiation of the first Phase 3 clinical trial for an Emricasan Product, to enter into a co-commercialization agreement with Novartis under which we would receive up to 30% of the commercial profits less the same percentage of the commercial losses for Emricasan Products in the United States, subject to certain reductions in milestone and royalty payments.

For the period from the execution date of Collaboration Agreement until the earlier of five years after the first commercial sale of an Emricasan Product in the United States or major European market or ten years from the execution date of the Collaboration Agreement, we have agreed not to develop in any pivotal registration clinical trials or commercialize any pan-caspase inhibitors in liver disease.  For the period from the execution date of the Collaboration Agreement until five years after the first commercial sale of an Emricasan Only Product, Novartis has agreed not to develop in any pivotal registration clinical trials or commercialize any pan-caspase inhibitors for the diagnosis, prevention or treatment of disease in all indications in humans. Novartis will have a right of first negotiation prior to any offer by us to any third party for future pan-caspase inhibitors that we may develop or acquire for the treatment of liver diseases or for certain retained pan-caspase inhibitors, provided that any license or collaboration that we enter into or propose to enter into must be on terms and conditions in the aggregate no more favorable to such third party than those last offered to Novartis.

If Novartis has not exercised the option during the designated option period, the Collaboration Agreement will expire.  If Novartis exercises the option, unless terminated earlier, the Collaboration Agreement will remain in effect on a product-by-product and country-by-country basis until Novartis’ royalty obligations expire. Both parties have certain termination rights in the circumstances of an uncured material breach or insolvency by the other party. Novartis has certain termination rights in the event of a mandated clinical trial hold for any Emricasan Only Product. Additionally, after the license effective date, Novartis has the right to terminate the Collaboration Agreement without cause upon 180 days prior written notice to us.  In such event, the license granted to Novartis will be terminated and revert to us, and Novartis will transfer any ongoing trials for the Emricasan Only Products to us and will cease development of the Emricasan Products. In the event Novartis terminates the Collaboration Agreement due to our uncured material breach or insolvency, the license granted to Novartis pursuant to the Collaboration Agreement will become irrevocable and Novartis will be required to continue to make all milestone and royalty payments otherwise due to us under the Collaboration Agreement, provided that if we materially breach the Collaboration Agreement such that the rights licensed to Novartis or the commercial prospects of the Emricasan Products are seriously impaired, the milestone and royalty payments will be reduced by 50%. In the event of a change of control of Conatus, Novartis has the right to disband the Joint Steering Committee and all decision-making power otherwise assigned to the Joint Steering Committee will be assigned solely to Novartis.

Concurrent with the entry into the Collaboration Agreement, we entered into an Investment Agreement with Novartis whereby we agreed to sell and Novartis agreed to purchase, convertible promissory notes, in one or two closings, for an aggregate principal amount of up to $15.0 million. In February 2017, we issued a convertible promissory note, or the Note, in the principal amount of $15.0 million to Novartis. The maturity date of the Note is December 31, 2019. The Note bears interest on the unpaid principal amount at a rate of 6% per annum. We may prepay or convert the Note into shares of our common stock, at our option, until December 31, 2019. Novartis may convert the Note into shares of our common stock upon a change of control of Conatus or termination of the Collaboration Agreement in its entirety.  If converted, the principal and accrued interest under the Note will convert into shares of our common stock at a conversion price equal to 120% of the 20-day trailing average closing price per share of the common stock immediately prior to the conversion date. Upon the occurrence of certain events of default, the Note requires us to repay the principal amount of the Note and any unpaid accrued interest.

Intellectual Property

The proprietary nature of, and protection for, our product candidates and discovery programs and know-how are important to our business. We have sought patent protection in the United States and internationally for emricasan, crystalline forms of emricasan and certain methods of treatment with emricasan. In addition, we have patent protection covering certain other preclinical stage compounds. Our policy is to pursue, maintain and defend patent rights whether developed internally or licensed from third parties and to protect the technology, inventions and improvements that are commercially important to the development of our business.

Our commercial success will depend in part on obtaining and maintaining patent protection and trade secret protection of our current and future product candidates and the methods used to develop and manufacture them, as well as successfully defending these patents against third-party challenges. Our ability to stop third parties from making, using, selling, offering to sell or importing our products depends on the extent to which we have rights under valid and enforceable patents that cover these activities. We cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any of our existing patents or any patents that may be granted to us in the future will be commercially useful in protecting our product candidates, discovery programs and processes. For this and more comprehensive risks related to our intellectual property, please see “Risk Factors—Risks Related to Our Intellectual Property.”

Our patent portfolio for emricasan contains patents directed to the composition of matter, crystalline forms and methods of use. As of December 31, 2016, we have received three United States patents and corresponding foreign patents and patent applications directed to the composition of matter. Foreign patents have been granted in Australia, Austria, Belgium, Canada, China, Denmark, Europe, Finland, France, Germany, Great Britain, Greece, Hong Kong, India, Ireland, Israel, Italy, Japan, Luxembourg, Mexico, Netherlands, Portugal, Singapore, South Africa, South Korea, Spain, Sweden and Switzerland. We expect that the composition of matter patent, if the appropriate maintenance, renewal, annuity or other governmental fees are paid, will expire in 2018 (United States) and 2019 (international). It is possible that the term of a composition of matter patent in the United States could be extended up to five additional years under the provisions of the Hatch-Waxman Act. Patent term extension may be available in certain foreign countries upon regulatory approval.

Our patent portfolio includes patents directed to crystalline forms and methods of use of emricasan. As of December 31, 2016, we have received one United States patent and corresponding foreign patents and patent application directed to crystalline forms of emricasan. Foreign patents have been granted in Australia, Austria, Belgium, Canada, China, Czech Republic, Denmark, Europe, Finland, France, Germany, Great Britain, Greece, Hong Kong, Hungary, Ireland, Israel, Italy, Japan, Luxembourg, Mexico, Netherlands, Norway, Poland, Portugal, Romania, Singapore, South Africa, South Korea, Spain, Sweden, Switzerland, Taiwan and Turkey. Additional applications are pending in China, Hong Kong and Thailand. We expect that the crystalline forms and methods of use patent, if the appropriate maintenance, renewal, annuity or other governmental fees are paid, will expire in 2028 (United States) and 2027 (international). It is possible that the term of a crystalline forms patent in the United States could be extended up to five additional years under the provisions of the Hatch-Waxman Act. Patent term extension may be available in certain foreign countries upon regulatory approval.

Our patent portfolio includes patents and patent applications directed to certain methods of use of emricasan. As of December 31, 2016, we have received five United States patents and corresponding foreign patents and patent applications directed to methods of use of emricasan. Foreign patents have been granted in Europe, France, Germany, Great Britain, Ireland, Japan and Spain. We expect that the methods of use patents, if the appropriate maintenance, renewal, annuity or other governmental fees are paid, will expire in 2017. We also have pending international and provisional patent applications for certain methods of use of emricasan in patients with liver disease.

Government Regulation

Government authorities in the United States (at the federal, state and local level) and in other countries extensively regulate, among other things, the research, development, testing, manufacturing, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, post-approval monitoring and reporting, marketing and export and import of drug products such as those we are developing. Emricasan and any other product candidates that we develop must be approved by the FDA before they may be legally marketed in the United States and by the appropriate foreign regulatory agency before they may be legally marketed in foreign countries.

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

Before testing any compounds with potential therapeutic value in humans, a product candidate enters the preclinical testing stage. Preclinical tests include laboratory evaluations of drug chemistry, toxicity and formulation, as well as animal studies to assess the potential safety and activity of the product candidate. The conduct of the preclinical tests must comply with federal regulations and requirements including GLPs. The sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of an IND. An IND is a request for authorization from the FDA to administer an investigational drug product to humans. The central focus of an IND submission is on the general investigational plan and the protocol(s) for human studies. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA raises concerns or questions regarding the proposed clinical trials and places the IND on clinical hold within that 30-day time period. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. The FDA may also impose clinical holds on a product candidate at any time before or during clinical trials due to safety concerns or non-compliance. Accordingly, we cannot be sure that submission of an IND will result in the FDA allowing clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate such trials.

Clinical trials involve the administration of the product candidate to healthy volunteers or patients under the supervision of qualified investigators, generally physicians not employed by or under the clinical trial sponsor’s control, in accordance with GCPs, which include the requirement that all research subjects provide their informed consent for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria and the parameters to be used to monitor subject safety and assess efficacy. Each protocol, and any subsequent amendments to the protocol, must be submitted to the FDA as part of the IND. Further, each clinical trial must be reviewed and approved by an independent institutional review board, or IRB, at or servicing each institution at which the clinical trial will be conducted. An IRB is charged with protecting the welfare and rights of trial participants and considers issues such as whether the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the informed consent form that must be provided to each clinical trial subject or his or her legal representative and must monitor the clinical trial until completed. There are also requirements governing the reporting of ongoing clinical trials and completed clinical trial results to public registries.

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

Concurrent with clinical trials, companies usually complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the drug as well as finalize a process for manufacturing the drug in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, must develop methods for testing the identity, strength, quality and purity of the final drug. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

FDA Review and Approval Processes

The results of drug development, preclinical studies and clinical trials, along with descriptions of the manufacturing process, analytical tests conducted on the chemistry of a drug, proposed labeling and other relevant information, are submitted to the FDA as part of an NDA requesting approval to market the drug. The application includes both negative and ambiguous results of preclinical and clinical trials as well as positive findings. Data may come from company-sponsored clinical trials intended to test the safety and effectiveness of a use of a drug or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and effectiveness of the investigational product candidate to the satisfaction of the FDA. The submission of an NDA is subject to the payment of substantial user fees; a waiver of such fees may be obtained under certain limited circumstances.

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

Expedited Development and Review Programs

The FDA has a Fast Track program that is intended to expedite or facilitate the process for reviewing new drugs that meet certain criteria. Specifically, new drugs are eligible for Fast Track designation if they are intended, alone or in combination with one or more drugs, to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Fast Track designation applies to the combination of the product candidate and the specific indication for which it is being studied. Unique to a Fast Track drug, the FDA may consider for review sections of the NDA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA, the FDA agrees to accept sections of the NDA and determines that the schedule is acceptable and the sponsor pays any required user fees upon submission of the first section of the NDA.

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

The FDA may also accelerate the approval of a designated Breakthrough Therapy, which is a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The sponsor of a Breakthrough Therapy may request the FDA to designate the drug as a Breakthrough Therapy at the time of, or any time after, the submission of an IND for the drug. If the FDA designates a drug as a Breakthrough Therapy, it must take actions appropriate to expedite the development and review of the application, which may include holding meetings with the sponsor and the review team throughout the development of the drug; providing timely advice to, and interactive communication with, the sponsor regarding the development of the drug to ensure that the development program to gather the nonclinical and clinical data necessary for approval is as efficient as practicable; involving senior managers and experienced review staff, as appropriate, in a collaborative, cross-disciplinary review; assigning a cross-

disciplinary project lead for the FDA review team to facilitate an efficient review of the development program and to serve as a scientific liaison between the review team and the sponsor; and taking steps to ensure that the design of the clinical trials is as efficient as practicable, when scientifically appropriate, such as by minimizing the number of patients exposed to a potentially less efficacious treatment.

Fast Track designation, Priority Review, Accelerated Approval and Breakthrough Therapy designation do not change the standards for approval but may expedite the development or approval process. We plan to explore expedited development and review opportunities for emricasan as appropriate for our targeted indications. In February 2016, we announced that the FDA granted Fast Track designation to the emricasan development program for the treatment of liver cirrhosis caused by NASH.

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

In addition, quality control and manufacturing procedures must continue to conform to applicable manufacturing requirements after approval. We rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of our product candidates and products in accordance with cGMP regulations. cGMP regulations require among other things, quality control and quality assurance as well as the corresponding maintenance of records and documentation and the obligation to investigate and correct any deviations from cGMP. Drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP and other laws. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain cGMP compliance. Discovery of problems with a product after approval may result in restrictions on a product, manufacturer or holder of an approved NDA, including, among other things, recall or withdrawal of the product from the market. In addition, changes to the manufacturing process are strictly regulated and depending on the significance of the change, may require prior FDA approval before being implemented. Other types of changes to the approved product, such as adding new indications and additional labeling claims, are also subject to further FDA review and approval.

The FDA also may require Phase 4 testing and surveillance to monitor the effects of an approved product or place conditions on an approval that could restrict the distribution or use of the product. Discovery of previously unknown problems with a product or the failure to comply with applicable FDA requirements can have negative consequences, including adverse publicity, judicial or administrative enforcement, warning letters from the FDA, mandated corrective advertising or communications with doctors and civil or criminal penalties, among others. Newly discovered or developed safety or effectiveness data may require changes to a product’s approved labeling, including the addition of new warnings and contraindications, and also may require the implementation of other risk management measures, such as a REMS. Also, new government requirements, including those resulting from new legislation, may be established, or the FDA’s policies may change, which could delay or prevent regulatory approval of our product candidates under development.

United States Patent Term Restoration and Marketing Exclusivity

Depending upon the timing, duration and specifics of the FDA approval of the use of our product candidates, some of our United States patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half the time between the effective date of an IND and the submission date of an NDA plus the time between the submission date of an NDA and the approval of that application. Only one patent applicable to an approved drug is eligible for the extension, and the application for the extension must be submitted prior to the expiration of the patent. The United States Patent and Trademark Office, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we may apply for restoration of patent term for one of our currently owned or licensed patents to add patent life beyond its current expiration date, depending on the expected length of the clinical trials and other factors involved in the filing of the relevant NDA.

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

Whether or not we obtain FDA approval for a product candidate, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product in those countries. Certain countries outside of the United States have a similar process that requires the submission of a clinical trial application much like an IND prior to the commencement of human clinical trials. In the EU, for example, a clinical trial application, or CTA, must be submitted to each country’s national health authority and an independent ethics committee, much like the FDA and IRB requirements in the United States, respectively. Once the CTA is approved in accordance with a country’s requirements, clinical trials may proceed.

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

Coverage and Reimbursement

Sales of our products will depend, in part, on the extent to which our products will be covered by third-party payors, such as government health care programs, commercial insurance and managed healthcare organizations. These third-party payors are increasingly limiting coverage and/or reducing reimbursements for medical products and services. In addition, the United States government, state legislatures and foreign governments have continued implementing cost-containment programs, including price controls, restrictions on coverage and reimbursement and requirements for substitution of generic products. Adoption of price controls and cost-containment measures and adoption of more restrictive policies in jurisdictions with existing controls and measures could further limit our net revenue and results. Decreases in third-party reimbursement for our product candidates or a decision by a third-party payor not to cover our product candidates could reduce physician usage of our products once approved and have a material adverse effect on our sales, results of operations and financial condition.

Healthcare Reform

A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medical products, implementing reductions in Medicare and other healthcare funding, and applying new payment methodologies. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or

collectively, the Affordable Care Act, was enacted, which, among other things, increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program; introduced a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected; extended the Medicaid Drug Rebate Program to utilization of prescriptions of individuals enrolled in Medicaid managed care plans; imposed mandatory discounts for certain Medicare Part D beneficiaries as a condition for manufacturers’ outpatient drugs coverage under Medicare Part D; subjected drug manufacturers to new annual fees based on pharmaceutical companies’ share of sales to federal healthcare programs; created a new Patient Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; created the Independent Payment Advisory Board, which, once empaneled, will have authority to recommend certain changes to the Medicare program that could result in reduced payments for prescription drugs; and establishment of a Center for Medicare Innovation at the CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending.

We expect that the new presidential administration and U.S. Congress will seek to modify, repeal, or otherwise invalidate all, or certain provisions of, the Affordable Care Act. Since taking office, President Trump has continued to support the repeal of all or portions of the Affordable Care Act. In January 2017, the House and Senate passed a budget resolution that authorizes congressional committees to draft legislation to repeal all or portions of the Affordable Care Act and permits such legislation to pass with a majority vote in the Senate. President Trump has also recently issued an Executive Order in which he stated that it is his administration’s policy to seek the prompt repeal of the Affordable Care Act and directed executive departments and federal agencies to waive, defer, grant exemptions from, or delay the implementation of the provisions of the Affordable Care Act to the maximum extent permitted by law.  There is still uncertainty with respect to the impact President Trump’s administration and the U.S. Congress may have, if any, and any changes will likely take time to unfold, and could have an impact on coverage and reimbursement for healthcare items and services covered by plans that were authorized by the Affordable Care Act. However, we cannot predict the ultimate content, timing or effect of any healthcare reform legislation or the impact of potential legislation on us.

In addition, other legislative changes have been proposed and adopted in the United States since the Affordable Care Act to reduce healthcare expenditures. These changes include aggregate reductions of Medicare payments to providers of 2% per fiscal year that, due to subsequent legislative amendments, will remain in effect through 2025 unless additional action is taken by Congress. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Recently there has also been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed bills designed to, among other things, reform government program reimbursement methodologies.

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

•

the federal healthcare programs’ Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal healthcare programs, such as the Medicare and Medicaid programs. A person or entity does not need to have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act;

•

federal false claims laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent;

•

federal criminal laws that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation;

•

the federal Physician Payment Sunshine Act, which requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the government information related to payments or other “transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, and requires applicable manufacturers and group purchasing organizations to report annually to the government ownership and investment interests held by the physicians described above and their immediate family members and payments or other “transfers of value” to such physician owners (manufacturers are required to submit reports to the government by the 90th day of each calendar year); and

•

state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures and pricing information; and state and foreign laws governing the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by the Health Insurance Portability and Accountability Act, thus complicating compliance efforts.

Employees

As of March 1, 2017, we had 27 employees, 25 of whom are full-time, eight of whom hold Ph.D. or M.D. degrees, 14 of whom were engaged in research and development activities and 13 of whom were in general and administrative positions. None of our employees are subject to a collective bargaining agreement. We consider our relationship with our employees to be good.

Research and Development

We have invested $20.3 million, $16.3 million and $14.9 million in research and development for the years ended December 31, 2016, 2015 and 2014, respectively.

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

Risks Related to Our Business and Industry

Our business is dependent on the success of a single product candidate, emricasan, which will require significant additional clinical testing before we can seek regulatory approval and potentially launch commercial sales.

Our future success depends on our ability to obtain regulatory approval for, and then successfully commercialize, our only product candidate, emricasan. We have not completed the development of any product candidates. We currently generate no revenues from sales of any drugs, and we may never be able to develop a marketable drug. Emricasan will require additional clinical and non-clinical development, regulatory review and approval in multiple jurisdictions, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenues from product sales. We have entered into an Option, Collaboration and License Agreement, or the Collaboration Agreement, with Novartis Pharma AG, or Novartis, pursuant to which we granted Novartis an exclusive option to collaborate with us to develop products containing emricasan either as a single active ingredient or in combination with other Novartis compounds for liver cirrhosis or liver fibrosis.  If Novartis exercises this option, Novartis will be responsible for Phase 3 development of emricasan single agent products and all development for emricasan combination products as well as the manufacturing and commercialization for all emricasan products. If Novartis does not exercise its option, we will remain responsible for the development, manufacturing and commercialization for emricasan. Neither we, nor Novartis, are permitted to market or promote emricasan before emricasan receives regulatory approval from the United States Food and Drug Administration, or FDA, or comparable foreign regulatory authorities, and emricasan may never receive such regulatory approvals.

Our initial registration strategy is to develop emricasan for patients with non-alcoholic steatohepatitis, or NASH, cirrhosis, with parallel development toward registration of emricasan for patients with NASH fibrosis. We have three ongoing Phase 2b trials and one additional planned Phase 2b trial that we expect to initiate in the second quarter of 2017.  Our three ongoing trials are a Phase 2b clinical trial in patients with NASH cirrhosis and severe portal hypertension, a Phase 2b clinical trial in patients with NASH fibrosis, and a Phase 2b clinical trial in post-orthotopic liver transplant, or POLT, recipients with reestablished liver fibrosis post-transplant as a result of recurrent hepatitis C virus, or HCV, infection who have successfully achieved a sustained viral response, or SVR, following HCV antiviral therapy, or POLT-HCV-SVR, patients with residual fibrosis or cirrhosis.  We plan to initiate a Phase 2b clinical trial to evaluate emricasan in patients with decompensated NASH cirrhosis in the second quarter of 2017.

There is no guarantee that our current or future clinical trials will be completed on time or at all or that any future clinical trials will commence on time or at all, and the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials. Even if such regulatory authorities agree with the design and implementation of our clinical trials, we cannot guarantee you that such regulatory authorities will not change their requirements in the future. In addition, even if our clinical trials are successfully completed, we cannot guarantee that the FDA or foreign regulatory authorities will interpret the results as we do, and more trials would likely be required before we submit emricasan for approval. To the extent that the results of the clinical trials are not satisfactory to the FDA or foreign regulatory authorities for support of a marketing application, approval of emricasan may be significantly delayed, or we may be required to expend significant additional resources, which may not be available to us, to conduct additional trials in support of potential approval of emricasan.

We cannot anticipate when or if we will seek regulatory review of emricasan for any indication. We have not previously submitted a new drug application, or NDA, to the FDA, or similar drug approval filings to comparable foreign authorities. An NDA must include extensive preclinical and clinical data and supporting information to establish the product candidate’s safety and effectiveness for each desired indication. The NDA must also include significant information regarding the chemistry, manufacturing and controls for the product. Obtaining approval of an NDA is a lengthy, expensive and uncertain process and may not be obtained. We have not received marketing approval for any product candidate, and we cannot be certain that emricasan will be successful in future clinical trials or receive regulatory approval for any indication. If we do not receive regulatory approvals for and successfully commercialize emricasan on a timely basis or at all, we may not be able to continue our operations. Even if we successfully obtain regulatory approvals to market emricasan, our revenues will be dependent, in part, on our ability, or in the event Novartis exercises its option under the Collaboration Agreement, Novartis’ ability, to commercialize emricasan as well as the size of the markets in the territories for which we gain regulatory approval and have commercial rights. If the markets for the treatment of liver cirrhosis, including NASH cirrhosis, NASH fibrosis or POLT-HCV-SVR are not as significant as we estimate, our business and prospects will be harmed.

Emricasan was the subject of a clinical hold imposed by the FDA while under development by Pfizer Inc. due to a preclinical observation. Although the clinical hold has been lifted, any adverse side effects or other safety risks associated with emricasan could delay or preclude approval of the product candidate, cause us to suspend or discontinue our clinical trials or limit the commercial profile of emricasan.

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

In addition, undesirable side effects caused by emricasan could result in the delay, suspension or termination of our clinical trials by us, the FDA or other regulatory authorities or institutional review boards, or IRBs, for a number of reasons. To date, over 650 subjects have received emricasan in Phase 1 and Phase 2 clinical trials. The most commonly reported treatment-related adverse events in emricasan-treated subjects were dizziness, headache, fatigue, nausea and diarrhea. Although most of the adverse events reported in relation to emricasan in these trials were mild to moderate, results of our ongoing and future trials could reveal a high and unacceptable severity and prevalence of these or other side effects, including, potentially, more severe side effects. In such an event, our trials could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development of, or deny approval of, emricasan for any or all targeted indications, or Novartis may elect not to exercise its option under the Collaboration Agreement. In addition, the drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the clinical trial or result in potential product liability claims. Even if regulatory authorities granted approval of emricasan, if adverse events caused regulatory authorities to impose a restrictive label or if physicians’ perceptions of emricasan’s safety caused them to limit their use of the drug, our ability to generate sufficient sales of emricasan could be limited. Any of these occurrences may harm our business, prospects, financial condition and results of operations significantly.

Clinical drug development involves uncertain outcomes, and results of earlier studies and trials may not be predictive of future trial results.

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. For example, in late 2011 we ceased clinical development of a product candidate, CTS-1027, for which we had incurred $31.3 million in research and development expenses prior to such time. The results of preclinical studies and early clinical trials of emricasan may not be predictive of the results of later-stage clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or safety profiles, notwithstanding promising results in earlier trials.

Emricasan has been the subject of eight Phase 1 and eight Phase 2 clinical trials. Although we believe emricasan has demonstrated evidence of a beneficial effect in patients with chronic liver disease independent of the cause of disease in these clinical trials, we are now seeking to evaluate emricasan in targeted indications within liver disease, initially NASH cirrhosis and NASH fibrosis, and we have not previously evaluated the safety and efficacy of emricasan in these and other planned indications. Previously, the development program for emricasan focused primarily on the treatment of HCV patients and the evaluation of the product candidate in liver disease generally. We cannot be certain that any of our ongoing and planned clinical trials will be successful, and failure in one indication may have negative consequences for the development of emricasan for other indications. Any such failure may harm our business, prospects and financial condition.

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

•	obtaining IRB approval at each clinical trial site;
•	obtaining regulatory approval for clinical trials in each country;
•	recruiting suitable patients to participate in clinical trials;
•	having patients complete a clinical trial or return for post-treatment follow-up;
•	clinical trial sites deviating from trial protocol or dropping out of a trial;
•	adding new clinical trial sites;
•	developing one or more new formulations or routes of administration; or
•	manufacturing sufficient quantities of our product candidate for use in clinical trials.

Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the clinical trial, the design of the clinical trial, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating. In addition, significant numbers of patients who enroll in our clinical trials may drop out during the clinical trials as a result of being offered a liver transplant in the case of liver cirrhosis or portal hypertension patients, a potential curative therapy or other reasons. We believe we have appropriately accounted for such increased risk of dropout rates in our trials when determining expected clinical trial timelines in our ongoing clinical trials, but we cannot assure you that our assumptions are correct, or that we will not experience higher numbers of dropouts than anticipated, which would result in the delay of completion of such trials beyond our expected timelines. For example, our previous Phase 2b ACLF clinical trial experienced lower than expected enrollment rates, and we elected to complete the trial prior to reaching the initial targeted number of patients.

We could encounter delays if physicians encounter unresolved ethical issues associated with enrolling patients in clinical trials of emricasan in lieu of prescribing existing treatments that have established safety and efficacy profiles. Further, a clinical trial may be suspended or terminated by us, the IRBs in the institutions in which such trials are being conducted, the data monitoring committee for such trial, or by the FDA or other regulatory authorities due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product candidate, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. If we experience termination of, or delays in the completion of, any clinical trial of emricasan, the commercial prospects for emricasan will be harmed, and our ability to generate product revenues will be delayed. In addition, any delays in completing our clinical trials will increase our costs, slow down our product development and approval process and jeopardize our ability to commence product sales and generate revenues. Any of these occurrences may harm our business, prospects, financial condition and results of operations significantly. Furthermore, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of emricasan.

The clinical trials for emricasan involve a high degree of uncertainty and risk of failure, and some of our development activities involve indications with little or no previous product candidate development activities as well as patient populations with critical illnesses and potential challenges for enrollment and participation in clinical trials.

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

If we are unable to obtain regulatory approval of emricasan, we will not be able to commercialize this product candidate and our business will be adversely impacted.

We have not obtained regulatory approval for any product candidate. If we fail to obtain regulatory approval to market emricasan, our only product candidate, we will be unable to sell emricasan, which will significantly impair our ability to generate revenues. To receive approval, we must, among other things, demonstrate with substantial evidence from clinical trials that the product candidate is both safe and effective for each indication for which approval is sought, and failure can occur in any stage of development. Satisfaction of the approval requirements typically takes several years, and the time and money needed to satisfy them may vary substantially, based on the type, complexity and novelty of the pharmaceutical product. We have not commenced any Phase 3 clinical trials of emricasan to date, and we cannot predict if, or when, our future clinical trials will generate the data necessary to support an NDA and if, or when, we might receive regulatory approvals for emricasan.

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

We are using change in hepatic venous pressure gradient, or HVPG, as the primary endpoint in our ongoing Phase 2b ENCORE-PH trial in compensated or early decompensated NASH cirrhosis with severe portal hypertension. Decreasing HVPG has been identified by the FDA as a validated, objective measure that potentially could be acceptable as a surrogate endpoint for clinical trials of patients with liver cirrhosis. We do not know if the FDA will agree with the use of a surrogate endpoint for accelerated approval of emricasan for the treatment of liver cirrhosis. In the event emricasan does receive accelerated approval for the treatment of liver cirrhosis, we would be required to conduct one or more post-approval clinical outcomes trials to confirm the clinical benefit of emricasan.

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

Obtaining and maintaining regulatory approval for emricasan in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction. For example, even if the FDA grants marketing approval for a product candidate, comparable regulatory authorities in foreign countries must also approve the manufacturing, marketing and promotion of the product candidate in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the United States, including additional preclinical studies or clinical trials. In many countries outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that country. In some cases, the price that we intend to charge for our products is also subject to approval. We expect to submit a marketing authorization application, or MAA, to the European Medicines Agency, or EMA, for approval of emricasan in the European Union, or the EU. As with the FDA, obtaining approval of an MAA from the EMA is a similarly lengthy and expensive process, and the EMA has its own procedures for approval of product candidates. Even if a product is approved, the FDA or the EMA, as the case may be, may limit the indications for which the product may be marketed, require extensive warnings on the product labeling, require a REMS or require expensive and time-consuming clinical trials or reporting as conditions of approval. Regulatory authorities in countries outside of the United States and the EU also have requirements for approval of product candidates with which we must comply prior to marketing in those countries. Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our products in certain countries. Further, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not ensure approval in any other country, while a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory approval process in others. Also, regulatory approval for any product candidate may be withdrawn. If we fail to comply with the regulatory requirements in international markets and/or receive applicable marketing approvals, our target market will be reduced and our ability to realize the full market potential of emricasan will be harmed, which would adversely affect our business, prospects, financial condition and results of operations.

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

Any regulatory approvals that we receive for emricasan may be subject to limitations on the approved indicated uses for which emricasan may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of the product candidate. The FDA may also require a REMS in order to approve emricasan, which could entail requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or a comparable foreign regulatory authority approves emricasan, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for emricasan will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with current good manufacturing practices, or cGMPs, and good clinical practice regulations, or GCPs, for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with emricasan, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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

The FDA’s and other regulatory authorities’ policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of emricasan. For example, in December 2016, the 21st Century Cures Act, or Cures Act, was signed into law.  The Cures Act, among other things, is intended to modernize the regulation of drugs and spur innovation, but its ultimate implementation is unclear. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, and we may not achieve or sustain profitability, which would adversely affect our business, prospects, financial condition and results of operations.

We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad.  For example, certain policies of the Trump administration may impact our business and industry.  Namely, the Trump administration has taken several executive actions, including the issuance of a number of executive orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications.  Notably, on January 23, 2017, President Trump ordered a hiring freeze for all executive departments and agencies, including the FDA, which prohibits the FDA from filling employee vacancies or creating new positions.  Under the terms of the order, the freeze will remain in effect until implementation of a plan to be recommended by the Director for the Office of Management and Budget, or OMB, in consultation with the Director of the Office of Personnel Management, to reduce the size of the federal workforce through attrition. An under-staffed FDA could result in delays in the FDA’s responsiveness or in its ability to review submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion or at all.  Moreover, on January 30, 2017, President Trump issued an Executive Order, applicable to all executive agencies, including the FDA, that requires that for each notice of proposed rulemaking or final regulation to be issued in fiscal year 2017, the agency shall identify at least two existing regulations to be repealed, unless prohibited by law.  These requirements are referred to as the “two-for-one” provisions. This Executive Order includes a budget neutrality provision that requires the total incremental cost of all new regulations in the 2017 fiscal year, including repealed regulations, to be no greater than zero, except in limited circumstances.  For fiscal years 2018 and beyond, the Executive Order requires agencies to identify regulations to offset any incremental cost of a new regulation and approximate the total costs or savings associated with each new regulation or repealed regulation.  In interim guidance issued by the Office of Information and Regulatory Affairs within OMB on February 2, 2017, the administration indicates that the “two-for-one” provisions may apply not only to agency regulations, but also to significant agency guidance documents.  In addition, on February 24, 2017, President Trump issued an Executive Order directing each affected agency to designate an agency official as  a “Regulatory Reform Officer” and establish  a “Regulatory Reform Task Force” to implement the two-for-one provisions and other previously issued executive orders relating to the review of federal regulations; however, it is difficult to predict how these requirements will be implemented and the extent to which they will impact the FDA’s ability to exercise its regulatory authority.  If these executive actions impose constraints on the FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

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

We intend to seek approval to market emricasan in both the United States and in select foreign jurisdictions. If we obtain approval in one or more foreign jurisdictions for emricasan, we will be subject to rules and regulations in those jurisdictions. In some foreign countries, particularly those in the EU, the pricing of prescription pharmaceuticals and biologics is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after obtaining marketing approval for a product candidate. In addition, market acceptance and sales of emricasan will depend significantly on the availability of adequate coverage and reimbursement from third-party payors for emricasan and may be affected by existing and future health care reform measures.

In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could impact our ability to sell our products profitably. In particular, in 2010, the Affordable Care Act, was enacted, which, among other things, increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to individuals enrolled in Medicaid managed care organizations, established annual fees on manufacturers of certain branded prescription drugs, required manufacturers to participate in a discount program for certain outpatient drugs under Medicare Part D and promoted programs that increase the federal government’s comparative effectiveness research, which will impact existing government healthcare programs and will result in the development of new programs. An expansion in the government’s role in the United States healthcare industry may further lower rates of reimbursement for pharmaceutical products.

We expect that the new presidential administration and U.S. Congress will seek to modify, repeal, or otherwise invalidate all, or certain provisions of, the Affordable Care Act. Since taking office, President Trump has continued to support the repeal of all or portions of the Affordable Care Act.  In January 2017, the House and Senate passed a budget resolution that authorizes congressional committees to draft legislation to repeal all or portions of the Affordable Care Act and permits such legislation to pass with a majority vote in the Senate.  President Trump has also recently issued an Executive Order in which he stated that it is his administration’s policy to seek the prompt repeal of the Affordable Care Act and directed executive departments and federal agencies to waive, defer, grant exemptions from, or delay the implementation of the provisions of the Affordable Care Act to the maximum extent permitted by law.  There is still uncertainty with respect to the impact President Trump’s administration and the U.S. Congress may have, if any, and any changes will likely take time to unfold, and could have an impact on coverage and reimbursement for healthcare items and services covered by plans that were authorized by the Affordable Care Act.  However, we cannot predict the ultimate content, timing or effect of any healthcare reform legislation or the impact of potential legislation on us.

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

There have been, and likely will continue to be, legislative and regulatory proposals at the federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. For instance, there have recently been public hearings in the U.S. Congress concerning pharmaceutical product pricing, which have resulted in several Congressional inquiries and proposed bills designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for pharmaceutical products. Individual states in the United States have also become increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. We cannot predict the initiatives that may be adopted in the future. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare and/or impose price controls may adversely affect:

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

We currently have no marketing and sales organization and have no experience in marketing products. If our collaborator fails to market and sell emricasan and if we are unable to establish marketing and sales capabilities or enter into agreements with third parties to market and sell emricasan, we may not be able to generate product revenues.

We currently do not have a commercial organization for the marketing, sales and distribution of pharmaceutical products. We have entered into the Collaboration Agreement with Novartis for the development and commercialization of emricasan.  If Novartis exercises its option under the Collaboration Agreement, Novartis will be responsible for the commercialization of emricasan worldwide. To the extent we rely on Novartis to commercialize emricasan, if approved, we have limited control over the marketing and sales efforts of Novartis, and our revenues from product sales may be lower than if we had commercialized emricasan ourselves.

If Novartis does not exercise its option or the Collaboration Agreement with Novartis is terminated, we may need to build our marketing, sales, distribution, managerial and other non-technical capabilities to commercialize emricasan or make arrangements with third parties to perform these services. We expect that the majority of all liver cirrhosis and POLT-HCV-SVR patients will be treated at tertiary care centers and transplant centers, and therefore our marketing and sales efforts can be addressed with a targeted sales force. We may build our own commercial infrastructure in North America and the EU to target these centers. The establishment and development of our own sales force or the establishment of a contract sales force to market emricasan would be expensive and time-consuming and could delay any commercial launch. Moreover, we cannot be certain that we will be able to successfully develop this capability. We would have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train and retain marketing and sales personnel. We would also face competition in our search for third parties to assist us with the sales and marketing efforts of emricasan. We may also consider other opportunities to partner with a pharmaceutical company that has global capabilities to develop and commercialize.

To the extent we rely on Novartis or any other third parties to commercialize emricasan, if approved, we may have little or no control over the marketing and sales efforts of such third parties, and our revenues from product sales may be lower than if we had commercialized emricasan ourselves. In the event we are unable to develop our own marketing and sales force or collaborate with a third-party marketing and sales organization, we would not be able to commercialize emricasan.

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

If we fail to develop and commercialize any other product candidates, we may be unable to grow our business.

We plan to develop and commercialize product candidates in addition to emricasan, which is currently our only product candidate. In order to develop and commercialize any additional product candidates, we may be required to invest significant resources to acquire or in-license the rights to such product candidates or to conduct drug discovery activities. In addition, any other product candidates will require additional, time-consuming development efforts prior to commercial sale, including preclinical studies, extensive clinical trials and approval by the FDA and applicable foreign regulatory authorities. All product candidates are prone to the risks of failure that are inherent in pharmaceutical product development, including the possibility that the product candidate will not be shown to be sufficiently safe and/or effective for approval by regulatory authorities. In addition, we cannot assure you that we will be able to acquire, discover or develop any additional product candidates, or that any additional product candidates we may develop will be approved, manufactured or produced economically, successfully commercialized or widely accepted in the marketplace or be more effective than other commercially available alternatives. Research programs to identify new product candidates require substantial technical, financial and human resources whether or not we ultimately identify any candidates. If we are unable to develop or commercialize emricasan or any other product candidates, our business and prospects will suffer.

We cannot be certain that emricasan or any other product candidates that we develop will produce commercially viable drugs that safely and effectively treat liver or other diseases. Even if we are successful in completing preclinical and clinical development and receiving regulatory approval for one commercially viable drug for the treatment of one disease, we cannot be certain that we will also be able to develop and receive regulatory approval for other product candidates for the treatment of other forms of that disease or other diseases. If we fail to develop a pipeline of potential product candidates other than emricasan, we will not have any prospects for commercially viable drugs should our efforts to develop and commercialize emricasan be unsuccessful, and our business prospects would be harmed significantly.

We face significant competition from other biotechnology and pharmaceutical companies, and our operating results will suffer if we fail to compete effectively.

The biopharmaceutical industry is characterized by intense competition and rapid innovation. Although we believe that we hold a leading position in our understanding of caspase inhibition related to liver disease, our competitors may be able to develop other compounds or drugs that are able to achieve similar or better results. Our potential competitors include major multinational pharmaceutical companies, established biotechnology companies, specialty pharmaceutical companies and universities and other research institutions. Many of our competitors have substantially greater financial, technical and other resources, such as larger research and development staff and experienced marketing and manufacturing organizations and well-established sales forces. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated in our competitors. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors may succeed in developing, acquiring or licensing on an exclusive basis drug products that are more effective or less costly than emricasan. We believe the key competitive factors that will affect the development and commercial success of our product candidates are efficacy, safety and tolerability profile, reliability, convenience of dosing, price and reimbursement.

There are currently no therapeutic products approved for the treatment of NASH cirrhosis, POLT-HCV-SVR or NASH fibrosis. There are a number of marketed therapeutics used in each of these diseases to try to remove the underlying cause of the disease and prevent further liver injury. For example, if the liver damage is a result of hepatitis B virus or HCV infection, marketed antiviral medications may be used to treat the virus that led to liver damage. If the liver damage is a result of alcoholic hepatitis, marketed alcohol addiction drugs may be used. If the liver damage is a result of obesity, diet and exercise may be prescribed along with marketed therapeutics. If the liver damage is a result of NASH, currently marketed drugs may be used, although none of these are approved for NASH. In addition to the marketed drugs for those indications, there are drugs in development for each of these indications. Although these marketed therapies and those in development may be efficacious, all of them take time to show an effect, and as long as the underlying conditions persist there will continue to be damage to the liver. In NASH for example, drugs in development have differing mechanisms of action, and it is currently unknown whether any single product candidate will eliminate liver inflammation and halt liver disease progression into advanced fibrosis. For each of these indications, emricasan is the only therapeutic we are aware of that is being developed specifically to reduce the level of apoptosis in the liver, and as a result it may be used with these other therapies. Our estimates of disease prevalence consider the presence of these other treatments. In addition, the HCV landscape has dramatically changed in recent years and will continue to evolve in the future with the introduction of interferon-free regimens with greater efficacy and tolerability over the current antiviral therapies.

Even if we obtain regulatory approval for emricasan, the availability and price of our competitors’ products could limit the demand and the price we are able to charge for emricasan. We will not achieve our business plan if the acceptance of emricasan is inhibited by price competition or the reluctance of physicians to switch from existing methods of treatment to emricasan, or if physicians switch to other new drug products or choose to reserve emricasan for use in limited circumstances. Our inability to compete with existing or subsequently introduced drug products would have a material adverse impact on our business, prospects, financial condition and results of operations.

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

We originally applied for orphan drug designation for emricasan for the treatment of fibrosis in HCV-POLT patients in the United States and the EU. In late 2013, the FDA granted an orphan drug designation for emricasan for the treatment of POLT patients with reestablished fibrosis to delay the progression to cirrhosis and end-stage liver disease. In the EU, we withdrew the application based on feedback from the applicable regulatory body that emricasan may have efficacy in fibrosis outside of the HCV-POLT patient population. We cannot assure you that we will be able to obtain orphan drug exclusivity for emricasan in any jurisdiction for the target indications in a timely manner or at all or that a competitor will not obtain orphan drug exclusivity that could block the regulatory approval of emricasan for several years. If we are unable to obtain orphan drug designation in the United States or in the EU, we will not receive market exclusivity, which might affect our ability to generate sufficient revenues. If a competitor is able to obtain orphan exclusivity that would block emricasan’s regulatory approval, our ability to generate revenues would be significantly reduced, which would harm our business prospects, financial condition and results of operations.

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

A Fast Track or Breakthrough Therapy designation for emricasan may not lead to a faster development or review process, or we may be unable to maintain or effectively utilize such a designation.

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

The Fast Track program is intended to expedite or facilitate the process for reviewing new product candidates that meet certain criteria. Specifically, new drugs are eligible for Fast Track designation if they are intended, alone or in combination with one or more drugs, to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Fast Track designation applies to the combination of the product candidate and the specific indication for which it is being studied. Unique to a Fast Track product candidate, the FDA may consider for review sections of the NDA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA, the FDA agrees to accept sections of the NDA and determines that the schedule is acceptable and the sponsor pays any required user fees upon submission of the first section of the NDA.

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

We have entered into the Collaboration Agreement with Novartis, and we may form or seek additional strategic alliances or collaborations in the future, and we may not realize the benefits of such collaborations or alliances.

We have entered into the Collaboration Agreement with Novartis for the development of emricasan, and we may form or seek strategic alliances, joint ventures or collaborations or enter into licensing arrangements with other third parties that we believe will complement or augment our development and commercialization efforts with respect to future product candidates that we may develop. In connection with entering into the Collaboration Agreement, we incurred non-recurring and other charges and issued a convertible note in the amount of $15.0 million. Future efforts for additional alliances or collaborations may also require us to incur non-recurring and other charges, increase our near- and long-term expenditures, issue securities that dilute our existing stockholders or disrupt our management and business. In addition, we face significant competition in seeking appropriate strategic partners, and the negotiation process is time-consuming and complex. Furthermore, we may not be able to realize the benefit of such transactions if we are unable to successfully integrate them with our existing operations and company culture. We cannot be certain that, following a strategic transaction or license, we will achieve the revenues or specific net income that justifies such transaction.

We are highly dependent on our key personnel, and if we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.

Our ability to compete in the highly competitive biotechnology and pharmaceuticals industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our management, scientific and medical personnel. The loss of the services of any of our executive officers or other key employees and our inability to find suitable replacements could potentially harm our business, prospects, financial condition or results of operations.

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

Many of the other biotechnology and pharmaceutical companies that we compete against for qualified personnel have greater financial and other resources, different risk profiles and a longer history in the industry than we do. They may also provide more diverse opportunities and better chances for career advancement. Some of these characteristics may be more appealing to high quality candidates than what we can offer. If we are unable to continue to attract and retain high quality personnel, our ability to advance the development of emricasan and obtain regulatory approval and potentially commercialize this product candidate will be limited.

We may need to grow the size of our organization, and we may experience difficulties in managing this growth.

As of March 1, 2017, we had 27 employees, 25 of whom are full-time. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial or other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

If emricasan is approved, we may be subject to healthcare laws, regulation and enforcement. Our or our collaborators’ failure to comply with those laws could have a material adverse effect on our results of operations and financial condition.

Although we currently do not have any products on the market, if emricasan or another product candidate developed by us is approved, once commercialization of such product candidate begins, we and our collaborators may be subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which we conduct our business. Such laws include, without limitation, state and federal anti-kickback, false claims, privacy and security and physician sunshine laws and regulations. If our or our collaborators’ operations are found to be in violation of any of such laws or any other governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, the curtailment or restructuring of our operations, the exclusion from participation in federal and state healthcare programs and imprisonment, any of which could adversely affect our ability to operate our business and our results of operations.

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

Risks Related to Our Reliance on Third Parties

If Novartis does not exercise its option under the Collaboration Agreement to develop and commercialize emricasan, we will not receive additional payments under the Collaboration Agreement, and we may not be able to enter into a similar agreement on favorable terms, or at all.

Pursuant to the Collaboration Agreement, Novartis has the sole discretion to exercise its option to develop and commercialize emricasan.  We cannot forecast with any degree of certainty if Novartis will exercise its option under the Collaboration Agreement and to what extent Novartis will develop and commercialize emricasan. If Novartis does not exercise its option and terminates the Collaboration Agreement, we will not receive the additional $7.0 million for the option exercise payment, and we may be unable to raise the additional capital required to further develop and commercialize emricasan or enter into a collaboration agreement with another pharmaceutical company with equivalent or comparable terms, or at all.  Any failure by Novartis to exercise its option may also negatively affect our ability to enter into a new collaboration.  Further, any delays in entering into new strategic partnership agreements related to emricasan could delay the development and commercialization of emricasan, which would harm our business, prospects, financial condition and results of operations.

We may depend on Novartis to develop and commercialize emricasan, and we have limited control over how Novartis will conduct development and commercialization activities for emricasan.

If Novartis exercises its option under the Collaboration Agreement, we will rely on Novartis for a substantial portion of the financial resources and for the development, regulatory, and commercialization activities for emricasan, and we will have limited control over the amount and timing of resources that Novartis will devote to emricasan. In addition, payments associated with development, regulatory and commercial milestones that we may be eligible to receive, as well as royalties and profit and loss sharing, will be dependent upon further advancement of emricasan by Novartis. If these milestones are not met and if emricasan is not commercialized, we will not receive future revenues from our collaboration with Novartis. Novartis may fail to develop or effectively commercialize emricasan for a variety of reasons, including because: it does not have sufficient resources or decides not to devote the necessary resources due to internal constraints such as limited cash or human resources or a change in strategic focus; it decides to pursue a competitive product developed outside of the collaboration; or it cannot obtain the necessary regulatory approvals.

Our dependence on Novartis and the Collaboration Agreement will subject us to a number of risks, including:

•	Novartis may not commit sufficient resources to the development, regulatory approval, marketing or distribution of emricasan;
•

Novartis may be unable to successfully complete the clinical development of emricasan or obtain all necessary approvals from the FDA and similar foreign regulatory agencies required to market emricasan;

•	Novartis may fail to manufacture emricasan in compliance with requirements of the FDA and similar foreign regulatory agencies and in commercial quantities sufficient to meet market demand;
•

there may be disputes between us and Novartis, including disagreements regarding the Collaboration Agreement, that may result in (1) the delay of (or prevent entirely) the achievement of development, regulatory and commercial objectives that would result in milestone payments, (2) the delay or termination of the development or commercialization of emricasan, and/or (3) costly litigation or arbitration that diverts our management’s attention and resources;

•

Novartis may not comply with applicable regulatory guidelines with respect to developing or commercializing emricasan, which could adversely impact the development of or sales of emricasan and could result in administrative or judicially imposed sanctions, including warning letters, civil and criminal penalties, injunctions, product seizures or detention, product recalls, total or partial suspension of production and refusal to approve any new drug applications;

•	Novartis may experience financial difficulties;
•	business combinations or significant changes in Novartis’ business strategy may also adversely affect Novartis’ ability to perform its obligations under the Collaboration Agreement;
•

Novartis may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our proprietary information or expose us to potential litigation; and

•

notwithstanding certain non-competition requirements in the Collaboration Agreement, Novartis could independently move forward with a competing product candidate developed either independently or in collaboration with others, including our competitors.

If Novartis does not perform in the manner we expect or fulfill its responsibilities in a timely manner, or at all, the development, regulatory approval, and commercialization efforts related to emricasan could be delayed. It may be necessary for us to assume the responsibility at our own expense for the development of emricasan. In that event, we would likely need to seek additional funding and our potential to generate future revenues from emricasan could be significantly reduced and our business could be materially and adversely harmed.

We rely on third parties to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize emricasan, and our business could be substantially harmed.

We have and anticipate that we will continue to engage one or more third-party CROs in connection with our ongoing and future clinical trials for emricasan. We rely heavily on these parties for execution of our clinical trials, and we control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our trials is conducted in accordance with applicable protocol, legal, regulatory and scientific standards, and our reliance on our CROs does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with GCPs, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for product candidates in clinical development. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of these CROs fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable, and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, such regulatory authorities will determine that any of our clinical trials comply with the GCPs. In addition, our clinical trials must be conducted with drug product produced under cGMP regulations and will require a large number of test subjects. Our failure or any failure by our CROs to comply with these regulations or to recruit a sufficient number of patients may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be implicated if any of our CROs violate federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

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

We acquired quantities of active pharmaceutical ingredient, or API, of emricasan from Pfizer as part of our acquisition of the rights to the product candidate. We believe the quantities we acquired from Pfizer are sufficient to support our ongoing and planned clinical trials. Pursuant to the Collaboration Agreement, if Novartis exercises its option, Novartis will be responsible for the manufacturing of emricasan beyond our three ongoing and one planned Phase 2b clinical trials.  If Novartis terminates the Collaboration Agreement, we will be required to qualify a new API manufacturer prior to commercialization of emricasan and potentially prior to the initiation or completion of future clinical trials. Any delay in qualifying the new manufacturer of API could delay the potential commercialization of emricasan, and in the event that we do not have sufficient API to complete our ongoing clinical trials, it could delay such trials.

In addition, we do not currently have a long-term commitment for the production of finished emricasan drug product. Metrics, Inc., a contract manufacturer, has performed formulation and finished goods manufacturing for us based on purchase orders. We expect to continue to purchase finished drug product from Metrics, but currently have no long-term supply commitment with Metrics. If Metrics is unable to produce the amount of finished drug product we need, we may need to identify and qualify other third-party manufacturers of finished drug product in order to complete the clinical development and commercialization of emricasan if Novartis terminates the Collaboration Agreement. Metrics’ inability to produce the amount of finished drug product we need or any delay in identifying and qualifying another manufacturer of finished drug product could delay our clinical trials and the potential commercialization of emricasan.

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

In addition, the manufacture of pharmaceutical products is complex and requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products often encounter difficulties in production, particularly in scaling up and validating initial production and absence of contamination. These problems include difficulties with production costs and yields, quality control, including stability of the product, quality assurance testing, operator error, shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. Furthermore, if contaminants are discovered in our supply of emricasan or in the manufacturing facilities in which emricasan is made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. We cannot assure you that any stability or other issues relating to the manufacture of emricasan will not occur in the future. Additionally, our manufacturers may experience manufacturing difficulties due to resource constraints or as a result of labor disputes or unstable political environments. If our manufacturers were to encounter any of these difficulties, or otherwise fail to comply with their contractual obligations, our ability to provide our product candidate to patients in clinical trials would be jeopardized. Any delay or interruption in the supply of clinical trial supplies could delay the completion of clinical trials, increase the costs associated with maintaining clinical trial programs and, depending upon the period of delay, require us to commence new clinical trials at additional expense or terminate clinical trials completely.

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

Our operations began in 2005, and we have only a limited operating history upon which you can evaluate our business and prospects. Our operations to date have been limited to conducting product development activities and performing research and development with respect to our clinical and preclinical programs. In addition, as an early-stage company, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the pharmaceutical area. Nor have we demonstrated an ability to obtain regulatory approval for or to commercialize a product candidate. Consequently, any predictions about our future performance may not be as accurate as they would be if we had a history of successfully developing and commercializing pharmaceutical products.

We have incurred significant operating losses since our inception, including net losses of $29.7 million, $24.1 million and $22.3 million for the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016, we had an accumulated deficit of $150.6 million. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Our losses have resulted principally from costs incurred in our research and development activities. We anticipate that we will continue to incur operating losses over the next several years as we execute our plan to expand our research, development and commercialization activities, including the clinical development of emricasan, and continue to incur the costs of operating as a public company. In addition, if we obtain regulatory approval of emricasan, we may incur significant sales and marketing expenses. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or whether or when we will become profitable, if ever.

We have not generated any revenues to date from product sales. We may never achieve or sustain profitability, which could depress the market price of our common stock and could cause our stockholders to lose all or a part of their investment.

Our ability to become profitable depends on our ability to develop and commercialize emricasan. To date, we have no products approved for commercial sale and have not generated any revenues from sales of any product candidate, and we do not know when, or if, we will generate revenues in the future. We do not anticipate generating revenues, if any, from sales of emricasan for at least the next several years, and we will never generate revenues from emricasan if we or Novartis does not obtain regulatory approval of emricasan. Our ability to generate future revenues depends heavily on our success in:

•	developing and commercializing emricasan in collaboration with Novartis, including relying on Novartis for Phase 3 development and commercialization;
•	developing and securing United States and/or foreign regulatory approvals for emricasan;
•	manufacturing commercial quantities of emricasan at acceptable cost;
•	achieving broad market acceptance of emricasan in the medical community and with third-party payors and patients;
•	commercializing emricasan, assuming we receive regulatory approval; and
•	pursuing clinical development of emricasan in additional indications.

Even if we do generate product sales, we may never achieve or sustain profitability. Our failure to become and remain profitable would depress the market price of our common stock and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations.

If Novartis terminates the Collaboration Agreement and we fail to obtain additional financing, we may be unable to complete the development and commercialization of emricasan.

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts to continue the clinical development of emricasan, including our ongoing and planned clinical trials. If Novartis exercises its option under the Collaboration Agreement, we believe the payments from this collaboration and our existing capital resources will fund our share of the development costs for emricasan.  If Novartis terminates the Collaboration Agreement, we will require significant additional amounts in order to continue clinical development and, if approved, launch and commercialize emricasan. To date, our operations have been primarily funded through the proceeds from the issuance of our common and preferred stock, including the proceeds from our initial public offering completed in July 2013 and follow-on public offering completed in April 2015. In addition, we have funded our operations through proceeds from sales of common stock under an At Market Issuance Sales Agreement, or the Sales Agreement, with MLV & Co. LLC, or MLV, pursuant to which we sold 6,305,526 shares of our common stock pursuant to the Sales Agreement at a weighted average price per share of $2.35 and received net proceeds of $14.2 million, after deducting offering-

related transaction costs and commissions. We terminated the Sales Agreement in December 2016. We expect to fund our near-term operations primarily with the upfront payment of $50.0 million that we received from Novartis in December 2016 pursuant to the Collaboration Agreement and proceeds from the issuance of a convertible promissory note in the principal amount of $15.0 million, which we issued to Novartis in February 2017.

We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operations for at least the next 12 months from the date of the filing of this Form 10-K. However, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We will require additional capital for the development and commercialization of product candidates other than emricasan.

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

Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidate.

We may seek additional capital through a combination of public and private equity offerings, debt financings, strategic partnerships and alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our stockholders will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of our stockholders. The incurrence of indebtedness would result in increased fixed payment obligations and could involve certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we raise additional funds through strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or product candidate, or grant licenses on terms unfavorable to us.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. As a result of our private placements, our IPO and other transactions that have occurred over the past three years, we may have experienced an “ownership change.” We may also experience “ownership changes” in the future as a result of subsequent shifts in our stock ownership. We are currently in the process of performing an IRC Section 382 analysis to determine whether there have been any ownership changes and to determine the impact of these change(s), if any. At December 31, 2016, we had federal and state net operating loss carryforwards of $107.6 million and $80.7 million, respectively, and federal and state research and development credits of $5.0 million and $1.6 million, respectively, which could be limited if we experience an “ownership change.”

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

At December 31, 2016, we had $77.0 million of cash, cash equivalents and marketable securities. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents and marketable securities since December 31, 2016, no assurance can be given that deterioration of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or marketable securities or our ability to meet our financing objectives. Furthermore, our stock price may decline due in part to the volatility of the stock market.

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

The strength of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and can be uncertain. Some of our patents related to emricasan were acquired from a predecessor owner and were therefore not written by us or our attorneys, and we did not have control over the drafting and prosecution of these patent applications. Further, the former patent owners might not have given the same attention to the drafting and early prosecution of these patents and applications as we would have if we had been the owners of the patents and applications and had control over the drafting and prosecution. In addition, the former patent owners may not have been completely familiar with United States patent law, possibly resulting in inadequate disclosure and/or claims. This could result in findings of invalidity or unenforceability of the patents we own or patents issuing with reduced claim scope.  If Novartis exercises its option under the Collaboration Agreement, Novartis will be responsible for the prosecution and maintenance of jointly owned patents and patent applications. Therefore, these patent applications may not be written by us or our attorneys, and we will not control the drafting, prosecution and maintenance of these patent applications and patents. Novartis might not give the same attention to the drafting and prosecution of these applications as we would if we controlled the drafting and prosecution. This could result in findings of invalidity or unenforceability of such patents or such patent applications issuing with reduced claim scope.

In addition, the patent applications that we own or that we may license may fail to result in issued patents in the United States or in other foreign countries. Even if the patents do successfully issue, third parties may challenge the validity, enforceability or scope thereof, which may result in such patents being narrowed, invalidated or held unenforceable. Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property or prevent others from designing around our claims. If the breadth or strength of protection provided by the patent applications we hold with respect to emricasan is threatened, it could dissuade Novartis from developing emricasan and threaten the ability to commercialize emricasan. Further, if there are delays in our clinical trials, the period of time during which emricasan is marketed under patent protection would be reduced. Since patent applications in the United States and most other countries are confidential for a period of time after filing, we cannot be certain that we are the first to file any patent application related to emricasan. Furthermore, for applications in which all claims are entitled to a priority date before March 16, 2013, an interference proceeding can be provoked by a third-party or instituted by the USPTO to determine who was the first to invent any of the subject matter covered by the patent claims of our applications. For applications containing a claim not entitled to priority before March 16, 2013, the passage of the America Invents Act changed the priority of invention to a “first to file” system in the United States. This requires us to be cognizant going forward of the time from invention to filing of a patent application.

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

Our commercial success depends in part on our and our collaborators avoiding infringement of the patents and proprietary rights of third parties. There is a substantial amount of litigation involving patents and other intellectual property rights in the biotechnology and pharmaceutical industries, as well as administrative proceedings for challenging patents, including interference and reexamination proceedings before the USPTO or oppositions and other comparable proceedings in foreign jurisdictions. Under United States patent reform, new procedures including inter partes review and post grant review have been implemented. As stated above, this reform brings uncertainty to the possibility of challenge to our patents in the future. Numerous United States and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we or our collaborators are developing emricasan. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that emricasan may give rise to claims of infringement of the patent rights of others.

Third parties may assert that we or our collaborators are employing their proprietary technology without authorization. There may be third-party patents of which we or our collaborators are currently unaware with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of emricasan. Because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents that emricasan may infringe. In addition, third parties may obtain patents in the future and claim that use of our or our collaborators’ technologies infringes upon these patents. If Novartis exercises the option under the Collaboration Agreement, we will cooperate with Novartis in the defense of the patent rights under the Collaboration Agreement in the event any patent or patent application is challenged by a third party. If any third-party patents were held by a court of competent jurisdiction to cover the manufacturing process of emricasan, any molecules formed during the manufacturing process or any final product itself, the holders of any such patents may be able to block the ability to commercialize the product candidate unless we or our collaborators obtain a license under the applicable patents, or until such patents expire or they are finally determined to be held invalid or unenforceable. Similarly, if any third-party patent were held by a court of competent jurisdiction to cover aspects of our formulations, processes for manufacture or methods of use, including combination therapy or patient selection methods, the holders of any such patent may be able to block the ability to develop and commercialize the product candidate, unless we or our collaborators obtain a license or until such patent expires or is finally determined to be held invalid or unenforceable. In either case, such a license may not be available on commercially reasonable terms or at all. If we or our collaborators are unable to obtain a necessary license to a third-party patent on commercially reasonable terms, or at all, our ability to commercialize emricasan may be impaired or delayed, which could in turn significantly harm our business.

Parties making claims against us may seek and obtain injunctive or other equitable relief, which could effectively block the ability to further develop and commercialize emricasan. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. In the event of a successful claim of infringement against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, obtain one or more licenses from third parties, pay royalties or redesign our infringing products, which may be impossible or require substantial time and monetary expenditure. We cannot predict whether any such license would be available at all or whether it would be available on commercially reasonable terms. Furthermore, even in the absence of litigation, we or our collaborators may need to obtain licenses from third parties to advance our research or allow commercialization of emricasan. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all. In that event, we or our collaborators would be unable to further develop and commercialize emricasan, which could harm our business significantly.

We or our collaborators may be involved in lawsuits to protect or enforce our patents, which could be expensive, time-consuming and unsuccessful.

Competitors may infringe our patents. To counter infringement or unauthorized use, we or our collaborators may be required to file infringement claims, which can be expensive and time-consuming. If Novartis exercises the option under the Collaboration Agreement, Novartis will have the first right to bring and control any legal action in connection with a third party infringement relating to patent rights under the Collaboration Agreement. In an infringement proceeding, a court may decide that one or more of our patents is not valid or is unenforceable or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation or defense proceedings could put one or more of our patents at risk of being invalidated, held unenforceable, or interpreted narrowly and could put our patent applications at risk of not issuing. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. In the event of a successful claim of infringement against us, we or our collaborators may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, obtain one or more licenses from third parties, pay royalties or redesign our infringing products, which may be impossible or require substantial time and monetary expenditure.

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

Risks Related to Ownership of our Common Stock

The price of our stock may be volatile.

Prior to our IPO, there was no public market for our common stock. Since the commencement of trading in connection with our IPO in July 2013 through March 1, 2017, the sale price per share of our common stock on Nasdaq has ranged from a low of $1.40 to a high of $15.67. The trading price of our common stock is likely to continue to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this annual report, these factors include:

•	the commencement, enrollment or results of our ongoing clinical trials of emricasan or any future clinical trials we may conduct, or changes in the development status of emricasan;
•	the timing of when Novartis exercises its option under the Collaboration Agreement, if at all;
•

any delay in our regulatory filings for emricasan and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such filings, including without limitation the FDA’s issuance of a “refusal to file” letter or a request for additional information;

•	adverse results or delays in clinical trials;
•	our decision to initiate a clinical trial, not to initiate a clinical trial or to terminate an existing clinical trial;
•	adverse regulatory decisions, including failure to receive regulatory approval for emricasan;
•	changes in laws or regulations applicable to our product candidate or products, including but not limited to clinical trial requirements for approvals;
•	adverse developments concerning our manufacturers;
•	our inability to obtain adequate product supply for any approved drug product or inability to do so at acceptable prices;
•	our inability to establish collaborations if needed;
•	our failure to commercialize emricasan;
•	additions or departures of key scientific or management personnel;
•	unanticipated serious safety concerns related to the use of emricasan;
•	introduction of new products or services offered by us or our competitors;
•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;
•	announcements by Novartis relating to the development or commercialization of emricasan;
•	our ability to effectively manage our growth;
•	the size and growth, if any, of the NASH cirrhosis, POLT-HCV-SVR and NASH fibrosis markets and other targeted markets;
•	our ability to successfully enter new markets;
•	actual or anticipated variations in quarterly operating results;
•	our cash position;
•	our failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;
•	publication of research reports about us or our industry or positive or negative recommendations or withdrawal of research coverage by securities analysts;
•	changes in the market valuations of similar companies;
•	overall performance of the equity markets;
•	sales of our common stock by us or our stockholders in the future;
•	trading volume of our common stock;

•	changes in accounting practices;
•	ineffectiveness of our internal controls;
•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
•	significant lawsuits, including patent or stockholder litigation;
•	general political and economic conditions; and
•	other events or factors, many of which are beyond our control.

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

As of December 31, 2016, our executive officers, directors, 5% stockholders and their affiliates owned approximately 17% of our outstanding voting stock. Therefore, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that our stockholders may feel are in their best interests.

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

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and Nasdaq to implement provisions of the Sarbanes-Oxley Act, imposes significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas such as “say on pay” and proxy access. Current legislation permits emerging growth companies to implement many of these requirements over a longer period and up to five years following their initial public offering. We are taking advantage of this legislation but cannot guarantee that we will not be required to implement these requirements sooner than budgeted or planned and thereby incur unexpected expenses. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

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

Persons who were our stockholders prior to our IPO in July 2013 continue to hold a substantial number of shares of our common stock that they are able to sell in the public market, subject in some cases to certain legal restrictions. Significant portions of these shares are held by a small number of stockholders. If these stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. The perception in the market that these sales may occur could also cause the trading price of our common stock to decline. As of March 1, 2017, we had 26,169,896 shares of common stock outstanding.

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

The holders of 4,336,710 shares of our common stock as of March 1, 2017 (including shares issuable upon exercise of options and warrants) are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by affiliates, as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

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

	High	Low
Year Ended December 31, 2016
First Quarter	$4.05	$1.40
Second Quarter	$3.45	$1.88
Third Quarter	$2.44	$1.68
Fourth Quarter	$6.30	$1.45

	High	Low
Year Ended December 31, 2015
First Quarter	$11.74	$5.22
Second Quarter	$7.09	$5.06
Third Quarter	$7.12	$3.44
Fourth Quarter	$4.62	$2.50

Holders of Common Stock

As of March 1, 2017, there were 26,169,896 shares of our common stock outstanding and 38 holders of record of our common stock. This number was derived from our shareholder records and does not include beneficial owners of our common stock whose shares are held in the name of various dealers, clearing agencies, banks, brokers and other fiduciaries.

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

Equity Compensation Plan Information

The following table summarizes securities available under our equity compensation plans as of December 31, 2016.

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,396,452	$5.10	1,152,762
Equity compensation plans not approved by security holders	—	—	—
Total	3,396,452	$5.10	1,152,762

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

The following graph shows a comparison from July 25, 2013, the date our common stock commenced trading on The NASDAQ Global Market, through December 31, 2016 of cumulative total return for our common stock, the NASDAQ Composite Index and the NASDAQ Biotechnology Index. Such returns are based on historical results and are not intended to suggest future performance. The graph assumes the investment of $100 on July 25, 2013 in our stock at the opening trading price of $11.00 and in the indices at the opening trading prices, with the reinvestment of dividends, although dividends have not been declared on our common stock.

	7/25/13	12/31/13	12/31/14	12/31/15	12/31/16
Conatus Pharmaceuticals Inc.	$100	$59	$64	$26	$48
NASDAQ Composite	$100	$116	$132	$140	$150
NASDAQ Biotechnology	$100	$117	$157	$175	$137

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

As of December 31, 2016, we had used all of the $58.6 million net proceeds from our IPO. The net proceeds were applied as follows: $27.9 million towards the clinical development of emricasan and $30.7 million towards working capital and general corporate purposes.

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

	Year Ended December 31,
	2016	2015	2014	2013	2012
Statement of Operations Data:
Revenues:
Collaboration revenue	$799,046	$—	$—	$—	$—
Total revenues	799,046	—	—	—	—
Operating expenses:
Research and development	20,293,632	16,297,617	14,908,843	6,947,439	5,528,106
General and administrative	10,337,182	7,833,085	7,379,339	4,650,807	3,086,479
Total operating expenses	30,630,814	24,130,702	22,288,182	11,598,246	8,614,585
Loss from operations	(29,831,768)	(24,130,702)	(22,288,182)	(11,598,246)	(8,614,585)
Other income (expense):
Interest income	138,413	67,885	57,616	22,144	25,547
Interest expense	(70,000)	(70,000)	(70,000)	(462,570)	(70,000)
Other income (expense)	29,914	(15,809)	(19,325)	(1,070)	1,358
Other financing expense	—	—	—	(3,576,750)	(91,559)
Total other income (expense)	98,327	(17,924)	(31,709)	(4,018,246)	(134,654)
Net loss	$(29,733,441)	$(24,148,626)	$(22,319,891)	$(15,616,492)	$(8,749,239)
Net loss per share applicable to common stockholders, basic and diluted	$(1.31)	$(1.30)	$(1.44)	$(0.63)	$(8.60)
Weighted average shares outstanding used in computing net loss per share applicable to common stockholders, basic and diluted	22,649,911	18,617,537	15,478,999	7,358,201	1,016,951

	December 31,
	2016	2015	2014	2013	2012
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$77,015,124	$36,508,109	$37,071,946	$56,352,987	$8,025,564
Working capital	40,892,572	34,507,442	33,693,531	54,081,487	6,688,847
Total assets	82,323,840	39,727,268	38,447,881	56,935,954	8,145,747
Note payable	1,000,000	1,000,000	1,000,000	1,000,000	1,000,000
Deferred revenue, less current portion	20,803,762	—	—	—	—
Other long-term liabilities	171,544	204,224	58,699	—	160,345
Convertible preferred stock	—	—	—	—	63,908,372
Total stockholders’ equity (deficit)	21,788,546	34,540,346	33,213,949	53,118,950	(58,335,871)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We plan to conduct three EmricasaN, a Caspase inhibitOR, for Evaluation clinical trials, or the ENCORE trials, designed to provide further information on doses leading to clinically relevant efficacy, including improvement in biopsy-proven fibrosis and inflammation in patients with NASH fibrosis, and improvement in severe portal hypertension and hepatic function in patients with NASH cirrhosis. The ENCORE trials are also designed to provide safety data to support the initial registration of emricasan for chronic administration in patients with NASH cirrhosis. We expect the ENCORE trials to build on the data from our recently completed clinical trials, which have demonstrated emricasan’s ability to provide improvements in validated functional surrogate endpoints of portal hypertension and liver function.

Two of the ENCORE trials are ongoing, the Phase 2b ENCORE-NF trial evaluating emricasan’s potential long-term benefits for patients with liver fibrosis resulting from NASH, which we initiated in January 2016 and expect results from in 2018, and the Phase 2b ENCORE-PH trial evaluating the effect of emricasan in reducing hepatic venous pressure gradient, or HVPG, in compensated or early decompensated NASH cirrhosis patients with severe portal hypertension, which we initiated in November 2016 and expect results from in 2018.  The third planned ENCORE trial is the Phase 2b ENCORE-LF trial to evaluate emricasan in patients with decompensated NASH cirrhosis, which we plan to initiate in the second quarter of 2017.  We have another Phase 2 trial ongoing in post-orthotopic liver transplant, or POLT, recipients with reestablished liver fibrosis post-transplant as a result of recurrent hepatitis C virus, or HCV, infection who have successfully achieved a sustained viral response, or SVR, following HCV antiviral therapy, or POLT-HCV-SVR, patients with residual fibrosis or cirrhosis, which was initiated in May 2014.

In December 2016, we entered into an Option, Collaboration and License Agreement, or the Collaboration Agreement, with Novartis Pharma AG, or Novartis, pursuant to which we granted Novartis an exclusive option to collaborate with us for the global development and commercialization of emricasan. If Novartis exercises its option under the Collaboration Agreement, we will grant Novartis an exclusive, worldwide license to our intellectual property rights relating to emricasan to develop and commercialize products containing emricasan either as a single active ingredient or in combination with other Novartis compounds for liver cirrhosis or liver fibrosis, including but not limited to Farnesoid X receptor agonists that Novartis is currently developing for the treatment of chronic liver diseases for the treatment, diagnosis and prevention of disease in all indications in humans. The option, which expires on October 31, 2017, is exercisable upon, among other things, our providing notice to Novartis of the initiation of the planned Phase 2b ENCORE-LF trial, which we expect to initiate in the second quarter of 2017.

Under the Collaboration Agreement, Novartis paid us an upfront payment of $50.0 million. Following Novartis’ exercise of the option under the Collaboration Agreement, Conatus will receive $7.0 million. Pursuant to the Collaboration Agreement, we are responsible for completing the four Phase 2b clinical trials described above, but we will share the costs of these trials equally with Novartis following Novartis’ exercise of its option. Novartis will also be responsible for 100% of certain expenses for required registration-supportive nonclinical activities. Novartis will be responsible for development of emricasan beyond the Phase 2b trials described above, including the Phase 3 development of emricasan single agent products and all development of emricasan combination products.  If Novartis exercises its option under the Collaboration Agreement, we expect the upfront and option exercise payments and the cost-sharing under the Collaboration Agreement to fund our current ongoing operations, including conducting the Phase 2b trials described above, through 2019.

We also plan to explore opportunities to expand our development pipeline by developing our existing preclinical product candidates or acquiring or in-licensing product candidates.

Since our inception, our primary activities have been organizational activities, including recruiting personnel, conducting research and development, including clinical trials, and raising capital. We have no products approved for sale, and we have not generated any revenues from product sales to date. We have funded our operations since inception primarily through sales of equity securities and convertible promissory notes and collaboration agreements, and we have incurred significant operating losses since our inception. We have never been profitable and have incurred net losses of $29.7 million, $24.1 million and $22.3 million in the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016, we had an accumulated deficit of $150.6 million.

We expect to continue to incur significant operating losses and negative cash flows from operating activities for the foreseeable future as we continue the clinical development of emricasan and seek regulatory approval for and, if approved, pursue commercialization of emricasan.

As of December 31, 2016, we had cash, cash equivalents and marketable securities of $77.0 million. Although it is difficult to predict future liquidity requirements, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operations for at least the next 12 months from the date of the filing of this Form 10-K. We will need to raise additional capital to fund further operations, which are expected to include completion of additional clinical trials of emricasan, regulatory filings for emricasan in the United States and the European Union, the potential commercialization of emricasan and the development of other product candidates. We may obtain additional financing in the future through the issuance of our common stock in future public offerings, through other equity or debt financings or through collaborations or partnerships with other companies.

Successful transition to profitability is dependent upon achieving a level of revenues adequate to support our cost structure. We cannot assure you that we will ever be profitable or generate sustained positive cash flow from operating activities and, unless and until we do, we will need to raise substantial additional capital through equity or debt financings or through collaborations or partnerships with other companies. We may not be able to raise additional capital on terms acceptable to us, or at all, and any failure to raise capital as and when needed could have a material adverse effect on our results of operations, financial condition and our ability to execute on our business plan.

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

Financial Overview

Revenues

Our revenues to date have been generated primarily from the Collaboration Agreement with Novartis.  Under the terms of the Collaboration Agreement, we received an upfront payment of $50.0 million. If Novartis exercises the option, we will receive $7.0 million and are eligible to receive up to approximately $650.0 million in additional payments for development, regulatory and commercial sales milestones, as well as royalties or profit and loss sharing on future product sales, if any.

We currently have no products approved for sale, and we have not generated any revenues from product sales to date. We have not submitted any product candidate for regulatory approval. If we fail to achieve clinical success in the development of emricasan in a timely manner and/or obtain regulatory approval for this product candidate, our ability to generate future revenues would be materially adversely affected.

Research and Development Expenses

The majority of our operating expenses to date have been incurred in research and development activities. Starting in late 2011, research and development expenses have been focused on the development of emricasan. Since acquiring emricasan in 2010, we have incurred $67.4 million in the development of emricasan through December 31, 2016. Our business model is currently focused on the development of emricasan in various liver diseases and is dependent upon our continuing to conduct research and a significant amount of clinical development. Our research and development expenses consist primarily of:

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

The costs of clinical trials may vary significantly over the life of a project owing to factors that include but are not limited to the following:

•	per patient trial costs;
•	the number of patients that participate in the clinical trials;
•	the number of sites included in the clinical trials;
•	the countries in which the clinical trials are conducted;
•	the length of time required to enroll eligible patients;
•	the number of doses that patients receive;
•	the drop-out or discontinuation rates of patients;
•	potential additional safety monitoring or other studies requested by regulatory agencies;
•	the duration of patient follow-up; and
•	the efficacy and safety profile of the product candidate.

We are currently focused on advancing emricasan in multiple indications, and our future research and development expenses will depend on its clinical success. In addition, we cannot forecast with any degree of certainty if Novartis will exercise its option under the Collaboration Agreement and to what extent Novartis will develop and commercialize emricasan.

Research and development expenditures will continue to be significant and will increase as we continue clinical development of emricasan over at least the next several years. We expect to incur significant development costs as we conduct our ongoing and future Phase 2b trials of emricasan.

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

If emricasan receives regulatory approval, we may incur expenses associated with activities related to commercializing emricasan. Some expenses may be incurred prior to receiving regulatory approval of emricasan. We do not expect to receive any such regulatory approval for at least the next several years.

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

Revenue Recognition

We recognize revenue when each of the following four criteria is met: (i) persuasive evidence of an arrangement exists; (ii) products are delivered or as services are rendered; (iii) the sales price is fixed or determinable; and (iv) collectability is reasonably assured.

Multiple-element arrangements, such as the Collaboration Agreement, may include (i) grants of licenses, or options to obtain licenses, to intellectual property, (ii) research and development services, (iii) participation on joint research and/or joint development committees, and/or (iv) manufacturing or supply services. The payments we may receive under these arrangements typically include one or more of the following: non-refundable, upfront license fees; option exercise fees; funding of research and/or development efforts; amounts due upon the achievement of specified objectives; and/or royalties on future product sales.

Multiple-element arrangements require the separability of deliverables included in an arrangement into different units of accounting and the allocation of arrangement consideration to the units of accounting. The evaluation of multiple-element arrangements requires management to make judgments about (i) the identification of deliverables, (ii) whether such deliverables are separable from the other aspects of the contractual relationship, (iii) the estimated selling price of each deliverable, and (iv) the expected period of performance for each deliverable.

To determine the units of accounting under a multiple-element arrangement, management evaluates certain separation criteria, including whether the deliverables have stand-alone value, based on the relevant facts and circumstances for each arrangement. Management then estimates the selling price for each unit of accounting and allocates the arrangement consideration to each unit using the relative selling price method. The allocated consideration for each unit of accounting is recognized based on the method most appropriate for that unit of account and in accordance with the revenue recognition criteria detailed above.

If there are deliverables in an arrangement that are not separable from other aspects of the contractual relationship, they are treated as a combined unit of accounting, with the allocated revenue for the combined unit recognized in a manner consistent with the revenue recognition applicable to the final deliverable in the combined unit. Payments received prior to satisfying the relevant revenue recognition criteria are recorded as deferred revenue in the accompanying balance sheets and recognized as revenue when the related revenue recognition criteria are met.

The Collaboration Agreement provides for non-refundable milestone payments. We recognize revenue that is contingent upon the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. A milestone is considered substantive when the consideration payable to us for such milestone (i) is consistent with our performance necessary to achieve the milestone or the increase in value to the collaboration resulting from our performance, (ii) relates solely to our past performance and (iii) is reasonable relative to all of the other deliverables and payments within the arrangement. In making this assessment, we consider all facts and circumstances relevant to the arrangement, including factors such as the scientific, regulatory, commercial and other risks that must be overcome to achieve the milestone, the level of effort and investment required to achieve the milestone and whether any portion of the milestone consideration is related to future performance or deliverables.

We will periodically review the estimated performance periods under the Collaboration Agreement, which provides for non-refundable upfront payments and fees. We will adjust the periods over which revenue should be recognized when appropriate to reflect changes in assumptions relating to the estimated performance periods. We could accelerate revenue recognition in the event of early termination of programs or if our expectations change. Alternatively, we could decelerate revenue recognition if programs are extended or delayed. While such changes to our estimates have no impact on our reported cash flows, the amount of revenue recorded in future periods could be materially impacted.

We record revenues related to the reimbursement of costs incurred under the Collaboration Agreement where we act as a principal, control the research and development activities and bear credit risk. Under the Collaboration Agreement, we are reimbursed for associated out-of-pocket costs and for a certain amount of our full-time equivalent, or FTE, costs based on an agreed-upon FTE rate. The gross amount of these pass-through reimbursed costs are reported as revenue in the accompanying statements of operations and comprehensive loss, while the actual expenses for which we are reimbursed are reflected as research and development costs.

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

We base our expenses related to clinical trials on our estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and CROs that conduct and manage clinical trials on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows and expense recognition. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual accordingly. Our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in our reporting changes in estimates in any particular period. We have not experienced any significant adjustments to our estimates to date. In the years ended December 31, 2016, 2015 and 2014, we increased our clinical trial activities, and we expect our clinical trial activities to continue to increase as we initiate additional future clinical trials.

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

Net Operating Loss and Research and Development Tax Credit Carryforwards

At December 31, 2016, we had federal and state net operating loss carryforwards of $107.6 million and $80.7 million, respectively. The federal loss carryforwards begin to expire in 2025 and the state carryforwards began to expire in 2015. As a result, state loss carryforwards of $2.8 million generated in 2005 and 2006 were removed from our 2016 ending net operating loss balance. At December 31, 2016, we also had federal and state research credit carryforwards of $5.0 million and $1.6 million, respectively. The federal research credit carryforwards will begin expiring in 2026 unless previously utilized. The state research credit will carry forward indefinitely.

We are in the process of performing an analysis to determine whether any of our net operating losses and credits may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code of 1986, as amended. The annual limitation may result in the expiration of our net operating losses and credits before we can use them. We have recorded a valuation allowance on all of our deferred tax assets, including our deferred tax assets related to our net operating loss and research and development tax credit carryforwards.

Results of Operations

Comparison of the Years Ended December 31, 2016, 2015 and 2014

Total Revenues

Total revenues were $0.8 million for the year ended December 31, 2016 and $0.0 million for each of the years ended December 31, 2015 and 2014, respectively. For the year ended December 31, 2016, total revenues consisted of collaboration revenue related to the Collaboration Agreement with Novartis, which was executed in December 2016.

Research and Development Expenses

Research and development expenses were $20.3 million for the year ended December 31, 2016, as compared to $16.3 million for the same period in 2015. The increase of $4.0 million was primarily due to higher personnel costs and an increase in external costs related to emricasan. Research and development related personnel expenses were $6.3 million in 2016 and $5.6 million in 2015. The increase of $0.7 million was primarily due to higher employee salaries and benefits. In 2016, external research and development expenses for emricasan were $13.7 million, compared to $10.4 million in 2015. The increase of $3.3 million was primarily due to higher spending on the ENCORE trials, partially offset by lower spending on the completed Phase 2 liver cirrhosis trial and Phase 2 portal hypertension trial.

Research and development expenses were $16.3 million for the year ended December 31, 2015, as compared to $14.9 million for the same period in 2014. The increase of $1.4 million was primarily due to higher personnel costs and an increase in external costs related to emricasan. Research and development related personnel expenses were $5.6 million in 2015 and $4.7 million in 2014. The increase of $0.9 million was primarily due to higher stock-based compensation expense and headcount. In 2015, external research and development expenses for emricasan were $10.4 million, compared to $9.9 million in 2014. The increase of $0.5 million was primarily due to higher spending on activities related to the new ENCORE trials and preclinical studies to support future emricasan clinical trials, partially offset by lower spending on manufacturing activities related to active pharmaceutical ingredient manufacturing and analytical work.

General and Administrative Expenses

General and administrative expenses were $10.3 million for the year ended December 31, 2016, as compared to $7.8 million for the same period in 2015. The increase of $2.5 million was primarily due to higher consulting fees, personnel costs and legal fees. General and administrative related personnel expenses were $5.4 million in 2016 and $4.6 million in 2015. The increase of $0.8 million was primarily due to higher employee salaries and benefits. The increase in consulting and legal fees was primarily due to the execution of the Collaboration Agreement with Novartis.

General and administrative expenses were $7.8 million for the year ended December 31, 2015, as compared to $7.4 million for the same period in 2014. The increase of $0.4 million was primarily due to higher personnel costs, partially offset by lower consulting and legal fees. General and administrative related personnel expenses were $4.6 million in 2015 and $3.7 million in 2014. The increase of $0.9 million was primarily due to higher stock-based compensation expense and employee salaries and benefits.

Changes in components of Other Income (Expense) were as follows:

Interest Income

Interest income was $138,000, $68,000 and $58,000 for the years ended December 31, 2016, 2015 and 2014, respectively. Interest income consisted of interest earned on our cash, cash equivalents and marketable securities and fluctuates based on changes in investment balances and interest rates.

Interest Expense

Interest expense was $70,000 for each of the years ended December 31, 2016, 2015 and 2014 and consisted of interest related to the $1.0 million promissory note payable to Pfizer Inc.

Other Income (Expense)

Other income was $30,000 for the year ended December 31, 2016. Other expense was $16,000 and $19,000 for the years ended December 31, 2015 and 2014, respectively. Other income (expense) represents non-operating transactions such as those caused by currency fluctuations between transaction dates and settlement dates and the conversion of account balances held in foreign currencies to U.S. dollars.

Liquidity and Capital Resources

We have incurred losses since inception and negative cash flows from operating activities for the years ended December 31, 2015 and 2014. For the year ended December 31, 2016, we had positive net cash flows from operating activities due to the upfront payment related to the Collaboration Agreement with Novartis. As of December 31, 2016, we had an accumulated deficit of $150.6 million. We anticipate that we will continue to incur net losses for the foreseeable future as we continue the development and potential commercialization of emricasan.

Prior to our IPO in July 2013, we funded our operations primarily through private placements of equity and convertible debt securities. In July 2013, we completed our IPO of 6,000,000 shares of common stock at an offering price of $11.00 per share. We received net proceeds of $58.6 million, after deducting underwriting discounts and commissions and offering-related transaction costs.

In August 2014, we entered into an At Market Issuance Sales Agreement, or the Sales Agreement, with MLV & Co. LLC, or MLV, pursuant to which we sold from time to time, at our option, up to an aggregate of $50.0 million of shares of our common stock through MLV, as sales agent. Sales of our common stock made pursuant to the Sales Agreement were made on The NASDAQ Global Market, or Nasdaq, under our Registration Statement on Form S-3, filed with the Securities and Exchange Commission, or the SEC, on August 14, 2014 and declared effective by the SEC on August 25, 2014, by means of ordinary brokers’ transactions at market prices. We paid MLV a commission rate up to 3% of the gross sales price per share sold. We agreed to provide MLV with customary indemnification and contribution rights. The Sales Agreement could be terminated by us or MLV at any time upon ten days’ notice to the other party, or by MLV at any time in certain circumstances, including the occurrence of an event that would be reasonably likely to have a material adverse effect on our assets, business, operations, earnings, properties, condition (financial or otherwise), prospects, stockholders’ equity or results of operations. We terminated the Sales Agreement in December 2016. As of December 31, 2016, we sold 6,305,526 shares of our common stock pursuant to the Sales Agreement at a weighted average price per share of $2.35 and received net proceeds of $14.2 million, after deducting offering-related transaction costs and commissions.

In April 2015, we completed a public offering of 4,025,000 shares of our common stock at a public offering price of $5.75 per share. We received net proceeds of $21.4 million, after deducting underwriting discounts and commissions and offering-related transaction costs.

In December 2016, we entered into the Collaboration Agreement with Novartis pursuant to which we granted Novartis an exclusive option to collaborate with us for the global development and commercialization of emricasan. Under the Collaboration Agreement, Novartis paid us an upfront payment of $50.0 million. Following Novartis’ exercise of the option, if it does exercise its option, we will receive $7.0 million. Concurrent with the entry into the Collaboration Agreement, we entered into an Investment Agreement with Novartis whereby we agreed to sell and Novartis agreed to purchase, convertible promissory notes, in one or two closings, for an aggregate principal amount of up to $15.0 million. In February 2017, we issued a convertible promissory note, or the Note, in the principal amount of $15.0 million to Novartis. The maturity date of the Note is December 31, 2019. The Note bears interest on the unpaid principal amount at a rate of 6% per annum. We may prepay or convert the Note into shares of our common stock, at our option, until December 31, 2019. Novartis may convert the Note into shares of our common stock upon a change of control of Conatus or termination of the Collaboration Agreement in its entirety.  If converted, the principal and accrued interest under the Note will convert into shares of our common stock at a conversion price equal to 120% of the 20-day trailing average closing price per share of the common stock immediately prior to the conversion date. Upon the occurrence of certain events of default, the Note requires us to repay the principal amount of the Note and any unpaid accrued interest.

At December 31, 2016, we had cash, cash equivalents and marketable securities of $77.0 million. We believe our existing cash, cash equivalents and marketable securities will be sufficient to fund our operations for at least the next 12 months from the date of the filing of this Form 10-K. To fund further operations, we will need to raise additional capital. We plan to continue to fund losses from operations and capital funding needs through future equity and debt financing, as well as potential collaborations. The sale of additional equity or convertible debt could result in additional dilution to our stockholders. The incurrence of indebtedness would result in debt service obligations and could result in operating and financing covenants that would restrict our operations. No assurances can be provided that financing will be available in the amounts we need or on terms acceptable to us, if at all. If we are not able to secure adequate additional funding, we may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. Any of these actions could materially harm our business, results of operations and future prospects.

The following table sets forth a summary of the net cash flow activity for each of the periods set forth below:

	Year Ended December 31,
	2016	2015	2014
Net cash provided by (used in) operating activities	$26,997,001	$(22,546,185)	$(18,260,155)
Net cash provided by investing activities	3,582,797	4,119,640	24,190,129
Net cash provided by (used in) financing activities	13,627,521	22,389,961	(176,253)
Net increase in cash and cash equivalents	$44,207,319	$3,963,416	$5,753,721

Net cash provided by operating activities was $27.0 million for the year ended December 31, 2016, which consisted primarily of cash received from Novartis for the upfront payment related to the Collaboration Agreement, partially offset by cash used to fund our operations related to the development of emricasan. Net cash used in operating activities was $22.5 million and $18.3 million for the years ended December 31, 2015 and 2014, respectively, which consisted primarily of cash used to fund our operations related to the development of emricasan.

Net cash provided by investing activities was $3.6 million, $4.1 million and $24.2 million for the years ended December 31, 2016, 2015 and 2014, respectively, which consisted primarily of proceeds from maturities of marketable securities, partially offset by cash used to purchase marketable securities.

Net cash provided by financing activities was $13.6 million for the year ended December 31, 2016, which consisted primarily of net proceeds from sales of common stock pursuant to the Sales Agreement. For the year ended December 31, 2015, net cash provided by financing activities was $22.4 million, which consisted primarily of net proceeds from our public offering in April 2015 and sales of common stock pursuant to the Sales Agreement. For the year ended December 31, 2014, net cash used in financing activities was $0.2 million, which consisted of deferred public offering costs related to our Registration Statement on Form S-3 filed on August 14, 2014, partially offset by proceeds from the exercise of stock options.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at December 31, 2016:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations	$1,621,744	$410,685	$860,276	$350,783	$—
Current debt	1,000,000	1,000,000	—	—	—
Interest on current debt	4,861	4,861	—	—	—
Total	$2,626,605	$1,415,546	$860,276	$350,783	$—

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

Our commitment for current debt relates to the $1.0 million promissory note issued to Pfizer in July 2010. The note bore interest at a rate of 7% per annum and was scheduled to mature in July 2020, subject to acceleration upon specified events of default. Interest was payable on a quarterly basis during the term of the note. In July 2013, the note was amended to become convertible into shares of our common stock following the completion of our IPO, at the option of the holder, at a price per share equal to the fair market value of our common stock on the date of conversion. In January 2017, we voluntarily prepaid the entire balance of the outstanding principal and accrued and unpaid interest of the note in the amount of $1,004,861. In December 2016, we reclassified the note on our balance sheet from long-term liabilities to current liabilities to reflect our prepayment in January 2017.

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

Interest Rate Risk

Our cash, cash equivalents and marketable securities as of December 31, 2016 consisted of cash, money market funds and corporate debt securities. We are exposed to market risk related to fluctuations in interest rates and market prices. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of United States interest rates. However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our financial condition or results of operations.

Our current debt bears interest at a fixed rate and therefore has minimal exposure to changes in interest rates.

Foreign Currency Exchange Risk

We incur costs related to our clinical programs in foreign currencies, primarily euros, and are subject to currency fluctuations between transaction dates and settlement dates. Foreign currency gains (losses) are recorded in other income (expense). Through December 31, 2016, we have not incurred any material effects from foreign currency changes.

Inflation Risk

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our business, financial condition or results of operations during the year ended December 31, 2016.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2016, our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of the end of the period covered by this annual report on Form 10-K. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective.

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

As of December 31, 2016, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on this assessment, our management concluded that, as of December 31, 2016, our internal control over financial reporting was effective based on those criteria.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2017 Annual Meeting of Stockholders, or the Definitive Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2016, under the headings “Election of Directors,” “Corporate Governance,” “Our Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

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

The information under the heading “Equity Compensation Plan Information” in Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” is incorporated herein by reference. Additional information required by this item will be contained in our Definitive Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

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

ITEM 16.	FORM 10-K SUMMARY

None.

Conatus Pharmaceuticals Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Conatus Pharmaceuticals Inc.

We have audited the accompanying balance sheets of Conatus Pharmaceuticals Inc. as of December 31, 2016 and 2015, and the related statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Conatus Pharmaceuticals Inc. at December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

San Diego, California
March 16, 2017

Conatus Pharmaceuticals Inc.

Balance Sheets

	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$58,083,409	$13,876,090
Marketable securities	18,931,715	22,632,019
Other receivables	2,500,000	—
Prepaid and other current assets	937,436	1,982,031
Total current assets	80,452,560	38,490,140
Property and equipment, net	261,446	344,734
Other assets	1,609,834	892,394
Total assets	$82,323,840	$39,727,268
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$5,311,093	$2,545,894
Accrued compensation	2,351,703	1,436,804
Current portion of deferred revenue	30,897,192	—
Note payable	1,000,000	—
Total current liabilities	39,559,988	3,982,698
Deferred revenue, less current portion	20,803,762	—
Note payable	—	1,000,000
Deferred rent	171,544	204,224
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized; 26,118,722 shares issued and outstanding at December 31, 2016; 19,877,857 shares issued and 19,845,611 shares outstanding, excluding 32,246 shares subject to repurchase, at December 31, 2015	2,612	1,984
Additional paid-in capital	172,424,531	155,441,280
Accumulated other comprehensive loss	(6,145)	(3,907)
Accumulated deficit	(150,632,452)	(120,899,011)
Total stockholders’ equity	21,788,546	34,540,346
Total liabilities and stockholders’ equity	$82,323,840	$39,727,268

See accompanying notes to financial statements.

Conatus Pharmaceuticals Inc.

Statements of Operations and Comprehensive Loss

	Year Ended December 31,
	2016	2015	2014
Revenues:
Collaboration revenue	$799,046	$—	$—
Total revenues	799,046	—	—
Operating expenses:
Research and development	20,293,632	16,297,617	14,908,843
General and administrative	10,337,182	7,833,085	7,379,339
Total operating expenses	30,630,814	24,130,702	22,288,182
Loss from operations	(29,831,768)	(24,130,702)	(22,288,182)
Other income (expense):
Interest income	138,413	67,885	57,616
Interest expense	(70,000)	(70,000)	(70,000)
Other income (expense)	29,914	(15,809)	(19,325)
Total other income (expense)	98,327	(17,924)	(31,709)
Net loss	$(29,733,441)	$(24,148,626)	$(22,319,891)
Other comprehensive income (loss):
Net unrealized (losses) gains on marketable securities	(2,238)	9,390	(24,794)
Comprehensive loss	$(29,735,679)	$(24,139,236)	$(22,344,685)
Net loss per share, basic and diluted	$(1.31)	$(1.30)	$(1.44)
Weighted average shares outstanding used in computing net loss per share, basic and diluted	22,649,911	18,617,537	15,478,999

See accompanying notes to financial statements.

Conatus Pharmaceuticals Inc.

Statements of Stockholders’ Equity

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2014	15,386,542	$1,539	$127,536,408	$11,497	$(74,430,494)	$53,118,950
Vesting of early exercise of employee stock options	93,016	10	20,592	—	—	20,602
Issuance of common stock upon exercise of stock options	81,056	7	88,415	—	—	88,422
Share-based compensation	—	—	2,330,660	—	—	2,330,660
Net loss	—	—	—	—	(22,319,891)	(22,319,891)
Unrealized loss on marketable securities	—	—	—	(24,794)	—	(24,794)
Balance at December 31, 2014	15,560,614	1,556	129,976,075	(13,297)	(96,750,385)	33,213,949
Vesting of early exercise of employee stock options	71,249	9	24,395	—	—	24,404
Issuance of common stock upon exercise of stock options	21,029	—	19,212	—	—	19,212
Issuance of common stock for employee stock purchase plan	17,914	2	65,521	—	—	65,523
Share-based compensation	—	—	3,315,943	—	—	3,315,943
Issuance of common stock, net of offering costs	4,174,805	417	22,040,134	—	—	22,040,551
Net loss	—	—	—	—	(24,148,626)	(24,148,626)
Unrealized gain on marketable securities	—	—	—	9,390	—	9,390
Balance at December 31, 2015	19,845,611	1,984	155,441,280	(3,907)	(120,899,011)	34,540,346
Vesting of early exercise of employee stock options	29,707	3	2,899	—	—	2,902
Issuance of common stock upon exercise of stock options	60,807	6	55,923	—	—	55,929
Issuance of common stock for employee stock purchase plan	26,876	3	49,676	—	—	49,679
Share-based compensation	—	—	3,353,456	—	—	3,353,456
Issuance of common stock, net of offering costs	6,155,721	616	13,521,297	—	—	13,521,913
Net loss	—	—	—	—	(29,733,441)	(29,733,441)
Unrealized loss on marketable securities	—	—	—	(2,238)	—	(2,238)
Balance at December 31, 2016	26,118,722	$2,612	$172,424,531	$(6,145)	$(150,632,452)	$21,788,546

See accompanying notes to financial statements.

Conatus Pharmaceuticals Inc.

Statements of Cash Flows

	Year Ended December 31,
	2016	2015	2014
Operating activities
Net loss	$(29,733,441)	$(24,148,626)	$(22,319,891)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	105,841	67,856	38,258
Stock-based compensation expense	3,353,456	3,315,943	2,330,660
Amortization of premium on marketable securities	5,716	328,479	577,158
Changes in operating assets and liabilities:
Other receivables	(2,500,000)	—	—
Prepaid and other current assets	934,991	(1,185,213)	(251,314)
Other assets	(624,101)	(798,754)	(62,981)
Accounts payable and accrued expenses	2,856,020	(581,218)	1,499,601
Accrued compensation	917,801	289,587	(130,345)
Deferred revenue	51,700,954	—	—
Deferred rent	(20,236)	165,761	58,699
Net cash provided by (used in) operating activities	26,997,001	(22,546,185)	(18,260,155)
Investing activities
Maturities of marketable securities	44,597,000	62,574,000	54,072,000
Purchase of marketable securities	(40,904,650)	(58,365,836)	(29,639,190)
Capital expenditures	(109,553)	(88,524)	(242,681)
Net cash provided by investing activities	3,582,797	4,119,640	24,190,129
Financing activities
Proceeds from issuance of common stock, net of offering costs	13,521,913	22,305,226	—
Deferred public offering costs	—	—	(264,675)
Proceeds from stock issuances under employee stock purchase plan and exercise of stock options	105,608	84,735	88,422
Net cash provided by (used in) financing activities	13,627,521	22,389,961	(176,253)
Net increase in cash and cash equivalents	44,207,319	3,963,416	5,753,721
Cash and cash equivalents at beginning of period	13,876,090	9,912,674	4,158,953
Cash and cash equivalents at end of period	$58,083,409	$13,876,090	$9,912,674
Supplemental disclosure of cash flow information:
Cash paid for interest	$70,000	$70,000	$70,000
Supplemental schedule of noncash investing and financing activities:
Purchases of property and equipment included in accounts payable	$—	$87,000	$—

See accompanying notes to financial statements.

Conatus Pharmaceuticals Inc.

Notes to Financial Statements

1.	Organization and Basis of Presentation

Conatus Pharmaceuticals Inc. (the Company) was incorporated in the state of Delaware on July 13, 2005. The Company is a biotechnology company focused on the development and commercialization of novel medicines to treat liver disease.

As of December 31, 2016, the Company has devoted substantially all of its efforts to product development and has not realized product sales revenues from its planned principal operations.

The Company has a limited operating history, and the sales and income potential of the Company’s business and market are unproven. The Company has experienced net losses since its inception and, as of December 31, 2016, had an accumulated deficit of $150.6 million. The Company expects to continue to incur net losses for at least the next several years. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure. If the Company is unable to generate revenues adequate to support its cost structure, the Company may need to raise additional equity or debt financing. As of December 31, 2016, the Company had cash, cash equivalents and marketable securities of $77.0 million and working capital of $40.9 million.

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

Marketable Securities

The Company classifies its marketable securities as available-for-sale and records such assets at estimated fair value in the balance sheets, with unrealized gains and losses, if any, reported as a component of other comprehensive income (loss) within the statements of operations and comprehensive loss and as a separate component of stockholders’ equity. The Company classifies marketable securities with remaining maturities greater than one year as current assets because such marketable securities are available to fund the Company’s current operations. The Company invests its excess cash balances primarily in corporate debt securities and money market funds with strong credit ratings. Realized gains and losses are calculated on the specific identification method and recorded as interest income. There were no realized gains and losses for the years ended December 31, 2016, 2015 and 2014.

At each balance sheet date, the Company assesses available-for-sale securities in an unrealized loss position to determine whether the unrealized loss is other-than-temporary. The Company considers factors including: the significance of the decline in value compared to the cost basis, underlying factors contributing to a decline in the prices of securities in a single asset class, the length of time the market value of the security has been less than its cost basis, the security’s relative performance versus its peers, sector or asset class, expected market volatility and the market and economy in general. When the Company determines that a decline in the fair value below its cost basis is other-than-temporary, the Company recognizes an impairment loss in the period in which the other-than-temporary decline occurred. There have been no other-than-temporary declines in the value of marketable securities for the years ended December 31, 2016, 2015 and 2014, as it is more likely than not the Company will hold the securities until maturity or a recovery of the cost basis.

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

Long-Lived Assets

The Company regularly reviews the carrying value and estimated lives of all of its long-lived assets, including property and equipment, to determine whether indicators of impairment may exist which warrant adjustments to carrying values or estimated useful lives. The determinants used for this evaluation include management’s estimate of the asset’s ability to generate positive income from operations and positive cash flow in future periods, as well as the strategic significance of the assets to the Company’s business objective. Should an impairment exist, the impairment loss would be measured based on the excess of the carrying amount of the asset’s fair value. The Company has not recognized any impairment losses through December 31, 2016.

Revenue Recognition

The Company recognizes revenue when each of the following four criteria is met: (i) persuasive evidence of an arrangement exists; (ii) products are delivered or as services are rendered; (iii) the sales price is fixed or determinable; and (iv) collectability is reasonably assured.

The Company recognizes revenue under its Option, Collaboration and License Agreement (the Collaboration Agreement) with Novartis Pharma AG (Novartis) based on the relevant accounting literature.  Under this guidance, multiple elements or deliverables may include (i) grants of licenses, or options to obtain licenses, to intellectual property, (ii) research and development services, (iii) participation on joint research and/or joint development committees, and/or (iv) manufacturing or supply services. The payments entities may receive under these arrangements typically include one or more of the following: non-refundable, upfront license fees; option exercise fees; funding of research and/or development efforts; amounts due upon the achievement of specified objectives; and/or royalties on future product sales.

Multiple-element arrangements require the separability of deliverables included in an arrangement into different units of accounting and the allocation of arrangement consideration to the units of accounting. The evaluation of multiple-element arrangements requires management to make judgments about (i) the identification of deliverables, (ii) whether such deliverables are separable from the other aspects of the contractual relationship, (iii) the estimated selling price of each deliverable, and (iv) the expected period of performance for each deliverable.

To determine the units of accounting under a multiple-element arrangement, management evaluates certain separation criteria, including whether the deliverables have stand-alone value, based on the relevant facts and circumstances for each arrangement. Management then estimates the selling price for each unit of accounting and allocates the arrangement consideration to each unit using the relative selling price method. The allocated consideration for each unit of accounting is recognized based on the method most appropriate for that unit of account and in accordance with the revenue recognition criteria detailed above.

If there are deliverables in an arrangement that are not separable from other aspects of the contractual relationship, they are treated as a combined unit of accounting, with the allocated revenue for the combined unit recognized in a manner consistent with the revenue recognition applicable to the final deliverable in the combined unit. Payments received prior to satisfying the relevant revenue recognition criteria are recorded as deferred revenue in the accompanying balance sheets and recognized as revenue when the related revenue recognition criteria are met.

The Collaboration Agreement provides for non-refundable milestone payments. The Company recognizes revenue that is contingent upon the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. A milestone is considered substantive when the consideration payable to the Company for such milestone (i) is consistent with the Company’s performance necessary to achieve the milestone or the increase in value to the collaboration resulting from the Company’s performance, (ii) relates solely to the Company’s past performance and (iii) is reasonable relative to all of the other deliverables and payments within the arrangement. In making this assessment, the Company considers all facts and circumstances relevant to the arrangement, including factors such as the scientific, regulatory, commercial and other risks that must be overcome to achieve the milestone, the level of effort and investment required to achieve the milestone and whether any portion of the milestone consideration is related to future performance or deliverables.

The Company will periodically review the estimated performance periods under the Collaboration Agreement, which provides for non-refundable upfront payments and fees. The Company will adjust the periods over which revenue should be recognized when appropriate to reflect changes in assumptions relating to the estimated performance periods. The Company could accelerate revenue recognition in the event of early termination of programs or if the Company’s expectations change. Alternatively, the Company could decelerate revenue recognition if programs are extended or delayed. While such changes to the Company’s estimates have no impact on the Company’s reported cash flows, the amount of revenue recorded in future periods could be materially impacted.

The Company records revenues related to the reimbursement of costs incurred under the Collaboration Agreement where the Company acts as a principal, controls the research and development activities and bears credit risk. Under the Collaboration Agreement, the Company is reimbursed for associated out-of-pocket costs and for a certain amount of the Company’s full-time equivalent (FTE) costs based on an agreed-upon FTE rate. The gross amount of these pass-through reimbursed costs are reported as revenue in the accompanying statements of operations and comprehensive loss, while the actual expenses for which the Company is reimbursed are reflected as research and development costs.

See Note 9 – Collaboration and License Agreements for further information.

Research and Development Expenses

All research and development costs are expensed as incurred.

Income Taxes

The Company’s policy related to accounting for uncertainty in income taxes prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. As of December 31, 2016, there are no unrecognized tax benefits included in the balance sheet that would, if recognized, affect the Company’s effective tax rate. The Company has not recognized interest and penalties in the balance sheets or statements of operations and comprehensive loss. The Company is subject to U.S. and California taxation. As of December 31, 2016, the Company’s tax years beginning 2005 to date are subject to examination by taxing authorities.

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

	Year Ended December 31,
	2016	2015	2014
Assumptions
Risk-free interest rate	1.15% - 1.55%	1.54% - 1.94%	1.69% - 2.10%
Expected dividend yield	0%	0%	0%
Expected volatility	84%	72% - 89%	78% - 105%
Expected term (in years)	5.5 - 6.1	5.5 - 6.1	5.5 - 6.1

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

	December 31,
	2016	2015	2014
Warrants to purchase common stock	149,704	149,704	149,704
Common stock options issued and outstanding	3,393,813	2,464,849	1,859,034
Common stock subject to repurchase	—	32,246	135,220
ESPP shares pending issuance	2,659	5,103	2,175
Total	3,546,176	2,651,902	2,146,133

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606). This guidance requires that an entity recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For public companies, ASU No. 2014-09 is effective for annual reporting periods beginning after December 15, 2017 and interim periods within that reporting period. Early adoption is permitted for annual reporting periods beginning after December 15, 2016. The Company has engaged outside advisors to assist with its determination of the accounting for the Collaboration Agreement with Novartis under ASU No. 2014-09. At this time, the Company is not able to estimate any impact.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This guidance requires management to perform interim and annual assessments on whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year of the date the financial statements are issued. If such conditions or events exist, certain disclosures are required. ASU No. 2014-15 is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. The Company adopted this guidance effective December 31, 2016, as required. The adoption of this guidance had no impact on the Company’s financial statements and related disclosures.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. This guidance requires companies to classify all deferred tax assets and liabilities as noncurrent on the balance sheet, instead of separating deferred taxes into current and noncurrent amounts. The guidance may be adopted on either a prospective or retrospective basis. For public companies, ASU No. 2015-17 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. The Company early adopted this guidance effective December 31, 2016. Due to the valuation allowance on all of the Company’s deferred tax assets, the adoption of this guidance had no impact on the Company’s financial statements and related disclosures.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718). This guidance changes the accounting for certain aspects of stock-based compensation, including income taxes, forfeitures, tax withholding and classification on the statement of cash flows. For public companies, ASU No. 2016-09 is effective for annual and interim periods beginning after December 15, 2016. The Company has evaluated the impact of the pending adoption of ASU No. 2016-09 on its financial statements and related disclosures and determined the effect to be immaterial.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This guidance replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 requires that companies record expected credit losses relating to financial assets measured on an amortized cost basis and available-for-sale debt securities through an allowance for credit losses. This guidance limits the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and also requires the reversal of previously recognized credit losses when estimated credit losses decline. ASU No. 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is available for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company has evaluated the impact of the pending adoption of ASU No. 2016-13 on its financial statements and related disclosures and has determined the effect to be immaterial.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This guidance addresses the presentation and classification of certain cash flow items, including the classification of cash receipts and payments that have aspects of more than one class of cash flows, to reduce the existing diversity in practice. ASU 2016-15 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. The Company is currently evaluating the impact of the pending adoption of ASU No. 2016-15 on its financial statements and related disclosures.

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

Level 3:	Includes financial instruments for which fair value is derived from valuation techniques in which one or more significant inputs are unobservable, including management’s own assumptions.

Below is a summary of assets measured at fair value as of December 31, 2016 and 2015.

		Fair Value Measurements Using
	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds	$45,523,208	$45,523,208	$—	$—
Corporate debt securities	27,702,317	—	27,702,317	—
Total	$73,225,525	$45,523,208	$27,702,317	$—

		Fair Value Measurements Using
	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds	$10,221,563	$10,221,563	$—	$—
Corporate debt securities	24,334,917	—	24,334,917	—
Total	$34,556,480	$10,221,563	$24,334,917	$—

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

The Company invests its excess cash in money market funds and debt instruments of financial institutions, corporations, government sponsored entities and municipalities. The following tables summarize the Company’s marketable securities:

As of December 31, 2016	Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Corporate debt securities	1 or less	$18,937,860	$901	$(7,046)	$18,931,715
Total		$18,937,860	$901	$(7,046)	$18,931,715

As of December 31, 2015	Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Corporate debt securities	1 or less	$22,635,926	$6,770	$(10,677)	$22,632,019
Total		$22,635,926	$6,770	$(10,677)	$22,632,019

5.	Property and Equipment

Property and equipment consist of the following:

	December 31,
	2016	2015
Furniture and fixtures	$333,670	$326,788
Computer equipment and office equipment	119,354	170,946
Leasehold improvements	152,217	142,032
	605,241	639,766
Less accumulated depreciation and amortization	(343,795)	(295,032)
Total	$261,446	$344,734

Depreciation expense related to property and equipment was $105,841, $67,856 and $38,258 for the years ended December 31, 2016, 2015 and 2014, respectively.

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

The Company’s promissory note payable to Pfizer is recorded on the balance sheet at face value. Based on borrowing rates currently available to the Company for loans with similar terms, the Company believes that the fair value of the Pfizer note approximates its carrying value. The fair value measurement is categorized within Level 3 of the fair value hierarchy. Previously, the Pfizer note was classified as a long-term liability, but was reclassified as a current liability in December 2016 to reflect the Company’s prepayment of the principal balance and accrued interest in January 2017.

7.	Stockholders’ Equity

Common Stock

In August 2014, the Company entered into an At Market Issuance Sales Agreement (the Sales Agreement) with MLV & Co. LLC (MLV), pursuant to which the Company may sell from time to time, at its option, up to an aggregate of $50.0 million of shares of its common stock through MLV, as sales agent. Sales of the Company’s common stock made pursuant to the Sales Agreement are made on The NASDAQ Global Market (Nasdaq) under the Company’s Registration Statement on Form S-3, filed with the SEC on August 14, 2014 and declared effective by the SEC on August 25, 2014, by means of ordinary brokers’ transactions at market prices. The Company agreed to pay a commission rate equal to up to 3% of the gross sales price per share sold. The Company also agreed to provide MLV with customary indemnification and contribution rights.

During the year ended December 31, 2016, the Company sold 6,155,721 shares of its common stock pursuant to the Sales Agreement at a weighted average price per share of $2.26 and received net proceeds of $13.5 million, after deducting offering-related transaction costs and commissions. During the year ended December 31, 2015, the Company sold 149,805 shares of its common stock pursuant to the Sales Agreement at a weighted average price per share of $6.05 and received net proceeds of $0.6 million, after deducting offering-related transaction costs and commissions. The Company terminated the Sales Agreement in December 2016.

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

Pursuant to the 2013 Plan, the Company’s management is authorized to grant stock options to the Company’s employees, directors and consultants. The number of shares available for future grant under the 2013 Plan will automatically increase each year by an amount equal to the least of (1) 1,000,000 shares of the Company’s common stock, (2) 5% of the outstanding shares of the Company’s common stock as of the last day of the Company’s immediately preceding fiscal year, or (3) such other amount as the Company’s board of directors may determine. Shares that remain available, that expire or otherwise terminate without having been exercised in full, and unvested shares that are forfeited to or repurchased by the Company under the 2006 Plan will roll into the 2013 Plan. As of December 31, 2016, a total of 600,191 options remain available for future grant under the 2013 Plan.

The following table summarizes the Company’s stock option activity under all stock option plans for the three years ended December 31, 2016.

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)
Outstanding at December 31, 2013	790,590	$4.01
Granted	1,212,000	8.41
Exercised	(81,056)	1.10
Cancelled	(62,500)	9.09
Outstanding at December 31, 2014	1,859,034	6.84
Granted	822,250	6.03
Exercised	(21,029)	1.04
Cancelled	(195,406)	7.79
Outstanding at December 31, 2015	2,464,849	6.54
Granted	1,132,500	1.96
Exercised	(60,807)	0.92
Cancelled	(142,729)	6.65
Outstanding at December 31, 2016	3,393,813	$5.10	7.65
Vested or expected to vest at December 31, 2016	3,139,848	$5.36	7.58
Exercisable at December 31, 2016	1,781,525	$6.03	6.78

The weighted-average fair value of options granted for the years ended December 31, 2016, 2015 and 2014 were $1.38, $4.31 and $6.77, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2016, 2015 and 2014 were $0.1 million, $0.1 million and $0.5 million, respectively.

At December 31, 2016, the intrinsic value of options outstanding, vested or expected to vest, and exercisable were $5.3 million, $4.5 million and $2.1 million, respectively.

Employee Stock Purchase Plan

In July 2013, the Company adopted the ESPP, which permits participants to contribute up to 20% of their eligible compensation during defined rolling six-month periods to purchase the Company’s common stock. The purchase price of the shares will be 85% of the lower of the fair market value of the Company’s common stock on the first day of trading of the offering period or on the applicable purchase date. The ESPP was activated in November 2014. The Company issued 26,876, 17,914 and 0 shares of common stock under the ESPP for the years ended December 31, 2016, 2015 and 2014, respectively. The Company had an outstanding liability of $4,521, $15,789 and $13,167 at December 31, 2016, 2015 and 2014, respectively, which is included in accounts payable and accrued expenses on the balance sheets, for employee contributions to the ESPP for shares pending issuance at the end of the offering period.

Stock-Based Compensation

The Company recorded stock-based compensation of $3.4 million, $3.3 million and $2.3 million for the years ended December 31, 2016, 2015 and 2014, respectively. Unrecognized compensation expense at December 31, 2016 was $4.4 million, which is expected to be recognized over a weighted-average vesting term of 1.8 years.

Common Stock Reserved for Future Issuance

The following shares of common stock were reserved for future issuance at December 31, 2016 and 2015:

	December 31,
	2016	2015
Warrants to purchase common stock	149,704	149,704
Common stock options issued and outstanding	3,393,813	2,464,849
Common stock authorized for future option grants	600,191	593,531
Common stock authorized for the ESPP	555,210	432,086
Total	4,698,918	3,640,170

8.	Income Taxes

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

Pursuant to Internal Revenue Code (IRC) Sections 382 and 383, annual use of the Company’s net operating loss and research and development credit carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period. The Company is currently in the process of completing an IRC Section 382/383 analysis regarding the limitation of net operating loss and research and development credit carryforwards. Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact the Company’s effective tax rate.

Significant components of the Company’s deferred tax assets at December 31, 2016 and 2015 are shown below:

	December 31,
	2016	2015
Deferred tax assets
Net operating loss carryovers	$41,103,000	$33,007,000
Research and development tax credits	4,989,000	3,585,000
Intangibles	643,000	922,000
Stock options	2,071,000	1,614,000
Compensation	786,000	553,000
Other	486,000	212,000
Total gross deferred tax assets	50,078,000	39,893,000
Less valuation allowance	(50,078,000)	(39,893,000)
Net deferred tax assets	$—	$—

A reconciliation of the statutory tax rates and the effective tax rates for the years ended December 31, 2016, 2015 and 2014 is as follows:

	December 31,
	2016	2015	2014
Statutory rate	34.00%	34.00%	34.00%
State tax, net of federal benefit	0.00%	5.83%	5.83%
Valuation allowance	(34.26%)	(42.48)%	(39.85)%
Other	0.26%	2.65%	0.02%
Effective tax rate	—%	—%	—%

At December 31, 2016, the Company has federal and state net operating loss carryforwards of $107.6 million and $80.7 million, respectively. The federal loss carryforwards begin to expire in 2025, unless previously utilized, and the state carryforwards began to expire in 2015. California net operating losses of $2.8 million expired in 2016; $4.2 million will expire in 2017 unless utilized; and the remainder will expire in 2028 and beyond unless previously utilized. The Company also has federal and state research credit carryforwards of $5.0 million and $1.6 million, respectively. The federal research credit carryforwards will begin expiring in 2026, unless previously utilized. The state research credit will carry forward indefinitely. The change in the valuation allowance is an increase of $10.2 million, $10.3 million and $8.9 million for the years ended December 31, 2016, 2015 and 2014, respectively.

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

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

	2016	2015	2014
Balance at beginning of year	$981,380	$571,194	$457,106
Additions based on tax positions related to the current year	337,459	337,862	141,866
Additions for tax positions of prior years	—	72,324	—
Reductions for tax positions of prior years	—	—	(27,778)
Balance at end of year	$1,318,839	$981,380	$571,194

The Company does not expect that the unrecognized tax benefits will change within 12 months of this reporting date. Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact the Company’s effective tax rate. The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. For the years ended December 31, 2016, 2015 and 2014, the Company has not recognized any interest or penalties related to income taxes.

9.	Collaboration and License Agreements

In December 2016, the Company entered into the Collaboration Agreement with Novartis, pursuant to which the Company granted Novartis an exclusive option to collaborate with the Company to develop products containing emricasan.  Pursuant to the Collaboration Agreement, the Company received a non-refundable upfront payment of $50.0 million from Novartis. Following Novartis’ exercise of the option, the Company will receive $7.0 million, subject to certain usual and customary closing conditions, including required anti-trust approvals, at which time the license under the Collaboration Agreement will become effective. Furthermore, if Novartis exercises its option under the Collaboration Agreement, the Company will be eligible to receive up to an aggregate of $650.0 million in milestone payments over the term of the Collaboration Agreement, contingent on the achievement of certain development, regulatory and commercial milestones.

Under the Collaboration Agreement, the Company is responsible for completing its Phase 2b trials. Novartis will generally pay 50% of the Company’s Phase 2b emricasan development costs after the license grant is effective. Novartis will assume full responsibility for emricasan’s Phase 3 development and all combination product development.

If Novartis does not exercise the option during the designated option period, the Collaboration Agreement will expire.  If Novartis exercises the option, unless terminated earlier, the Collaboration Agreement will remain in effect on a product-by-product and country-by-country basis until Novartis’ royalty obligations expire. Novartis has certain termination rights in the event of a mandated clinical trial hold for any product containing emricasan as its sole active ingredient. Additionally, after the license effective date, Novartis has the right to terminate the Collaboration Agreement without cause upon 180 days prior written notice to the Company.  In such event, the license granted to Novartis will be terminated and revert to the Company. In the event Novartis terminates the Collaboration Agreement due to the Company’s uncured material breach or insolvency, the license granted to Novartis pursuant to the Collaboration Agreement will become irrevocable, and Novartis will be required to continue to make all milestone and royalty payments otherwise due to the Company under the Collaboration Agreement, provided that if the Company materially breaches the Collaboration Agreement such that the rights licensed to Novartis or the commercial prospects of the emricasan products are seriously impaired, the milestone and royalty payments will be reduced by 50%.

Under the relevant accounting literature, the Collaboration Agreement meets the definition of a collaborative arrangement and a multiple-element arrangement. The Company concluded that there were two significant deliverables under the Collaboration Agreement – the option to obtain the license and the research and development services – but that the license does not have stand-

alone value as Novartis cannot obtain value from the license without the research and development services, which the Company is uniquely able to perform. As such, the Company will recognize as collaboration revenue a portion of the upfront payment received of $50.0 million, the option exercise fee of $7.0 million, and the imputed income from the Investment Agreement as described below on a straight-line basis between the inception of the agreement (or upon exercise with respect to the option exercise fee) through mid 2019 – the estimated period over which the Company expects to perform the research and development services. Expense reimbursements for the Company’s Phase 2b emricasan development costs will be recognized as collaboration revenue when the related expenses are incurred.

Under the Investment Agreement, the Company is able to borrow up to $15.0 million at a coupon rate of 6%, under one or two notes, which mature on December 31, 2019.  The Company may elect at its sole discretion to convert all or part of the outstanding principal and accrued interest into fully paid and non-assessable shares of common stock, at 120% of the 20-day trailing average closing price per share of the common stock immediately prior to the conversion date. Novartis has the option to convert in the event of a change in control of the Company or termination of the Collaboration Agreement by Novartis pursuant to certain provisions. In the event the one or two notes is converted into shares of the Company’s common stock, Novartis will receive the lesser of 19.0% of the Company’s outstanding shares on a fully-diluted basis (i) at the inception of the Investment Agreement or (ii) on the conversion date, and shall receive cash for any remaining principal and unpaid interest after such conversion. This ability to borrow and repay the debt at a discount using shares of the Company’s common stock was deemed to be additional, foregone revenue attributable to the Collaboration Agreement, which the Company imputed and recorded as both a receivable from Novartis and a liability (deferred revenue) of $2.5 million at the inception of the agreements.

10.	Employee Benefits

Effective December 4, 2006, the Company has a defined contribution 401(k) plan for its employees. Employees are eligible to participate in the plan beginning on the first day of employment. Under the terms of the plan, employees may make voluntary contributions as a percent of compensation. Effective January 1, 2007, the Company instituted a safe harbor matching contribution program. Contributions to the matching program totaled $171,517, $164,989 and $130,769 for the years ended December 31, 2016, 2015 and 2014, respectively.

11.	Commitments

In February 2014, the Company entered into a noncancelable operating lease agreement (the Lease) for certain office space with a lease term from July 2014 through December 2019 and a renewal option for an additional five years. In May 2015, the Company entered into a first amendment to the Lease (the First Lease Amendment) for additional office space starting in September 2015 through September 2020. The First Lease Amendment also extended the term of the Lease to September 2020. The monthly base rent under the Lease and the First Lease Amendment increases approximately 3% annually from $32,784 in 2015 to $39,268 in 2020. Future minimum payments under this noncancelable operating lease total $1.6 million at December 31, 2016.

Rent expense was $378,005, $339,053 and $243,832 for the years ended December 31, 2016, 2015 and 2014, respectively.

In July 2010, the Company entered into a stock purchase agreement with Pfizer, pursuant to which the Company acquired all of the outstanding stock of Idun, which was subsequently spun off to the Company’s stockholders in January 2013. Under the stock purchase agreement, the Company may be required to make payments to Pfizer totaling $18.0 million upon the achievement of specified regulatory milestones.

12.	Quarterly Financial Data (unaudited)

The following tables summarize the unaudited quarterly financial data for the last two fiscal years.

	2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$—	$—	$—	$799,046
Total operating expenses	7,274,589	6,484,622	6,894,868	9,976,735
Total other income	2,705	13,477	27,958	54,187
Net loss	(7,271,884)	(6,471,145)	(6,866,910)	(9,123,502)
Net loss per share, basic and diluted (1)	(0.35)	(0.30)	(0.31)	(0.35)

	2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total operating expenses	$5,964,922	$6,064,479	$6,061,335	$6,039,966
Total other (expense) income	(14,742)	7,225	(6,211)	(4,196)
Net loss	(5,979,664)	(6,057,254)	(6,067,546)	(6,044,162)
Net loss per share, basic and diluted (1)	(0.38)	(0.31)	(0.31)	(0.30)

(1)

Net loss per share is computed independently for each quarter and the full year based upon respective shares outstanding; therefore, the sum of the quarterly net loss per share amounts may not equal the annual amounts reported.

13.	Subsequent Events

On January 24, 2017, the Company voluntarily prepaid the Promissory Note, dated July 29, 2010, as amended on July 3, 2013, by and between the Company and Pfizer Inc. (the Promissory Note). The Promissory Note bore interest at a per annum interest rate equal to 7%, compounded quarterly, and was scheduled to mature on July 29, 2020. Interest was payable on a quarterly basis during the term of the Promissory Note. The Company prepaid the entire balance of the outstanding principal and accrued and unpaid interest of the Promissory Note in the amount of $1,004,861.

On February 15, 2017, the Company issued a convertible promissory note (the Note) in the principal amount of $15.0 million. The Note was issued pursuant to the Investment Agreement entered into between the Company and Novartis on December 19, 2016. The maturity date of the Note is December 31, 2019. The Note bears interest on the unpaid principal amount at a rate of 6% per annum. The Company may prepay or convert the Note into shares of the Company’s common stock, at its option, until December 31, 2019. Novartis may convert the Note into shares of the Company’s common stock upon a change of control of the Company or termination of the Collaboration Agreement entered into between the parties in its entirety. If converted, the principal and accrued interest under the Note will convert into the Company’s common stock at a conversion price equal to 120% of the 20-day trailing average closing price per share of the common stock immediately prior to the conversion date. Upon the occurrence of certain events of default, the Note requires the Company to repay the principal amount of the Note and any unpaid accrued interest.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONATUS PHARMACEUTICALS INC.

/s/ Steven J. Mento, Ph.D.
Steven J. Mento, Ph.D.
President and Chief Executive Officer

Date: March 16, 2017

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

Signature	Title	Date

/s/ Steven J. Mento, Ph.D. Steven J. Mento, Ph.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2017

/s/ Charles J. Cashion Charles J. Cashion	Senior Vice President, Finance, Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)	March 16, 2017

/s/ David F. Hale David F. Hale	Chairman of the Board	March 16, 2017

/s/ Daniel L. Kisner, M.D. Daniel L. Kisner, M.D.	Director	March 16, 2017

/s/ Preston S. Klassen, M.D., M.H.S. Preston S. Klassen, M.D., M.H.S.	Director	March 16, 2017

/s/ William R. LaRue William R. LaRue	Director	March 16, 2017

/s/ James Scopa James Scopa	Director	March 16, 2017

/s/ Harold Van Wart, Ph.D. Harold Van Wart, Ph.D.	Director	March 16, 2017

EXHIBIT INDEX

Exhibit Number	Description

2.1(1)	Distribution Agreement, dated January 10, 2013, by and between Idun Pharmaceuticals, Inc. and the Registrant

3.1(2)	Amended and Restated Certificate of Incorporation

3.2(2)	Amended and Restated Bylaws

4.1(3)	Specimen Common Stock Certificate

4.2(1)	First Amended and Restated Investor Rights Agreement, dated February 9, 2011

4.3(1)	Form of Warrant issued to investors in the Registrant’s 2013 bridge financing

4.4(3)

Form of Warrant issued to lenders under the Loan and Security Agreement, dated as of July 3, 2013, by and among the Registrant, Oxford Finance LLC, Silicon Valley Bank and the other lenders party thereto

10.1#(4)	Form of Indemnity Agreement for Directors and Officers

10.2#(1)	2006 Equity Incentive Plan, as amended, and form of option agreement thereunder

10.3#(3)	2013 Incentive Award Plan and form of option agreement thereunder

10.4#(3)	2013 Employee Stock Purchase Plan

10.5#(3)	Non-Employee Director Compensation Program

10.6#(5)	Amended and Restated Non-Employee Director Compensation Program, dated March 24, 2016

10.7#(3)	Employee Incentive Compensation Plan

10.8#(6)	Amended and Restated Annual Incentive Plan, dated January 1, 2014

10.9#(7)	Amended and Restated Annual Incentive Plan, dated January 1, 2015

10.10#(1)	Employment Agreement, dated December 17, 2008, by and between Steven J. Mento, Ph.D. and the Registrant

10.11#(1)	Employment Agreement, dated December 17, 2008, by and between Alfred P. Spada, Ph.D. and the Registrant

10.12#(8)	Employment Agreement, dated December 17, 2008, by and between Charles J. Cashion and the Registrant

10.13#(1)	Employment Agreement, dated November 1, 2011, by and between Gary C. Burgess, M.B., Ch.B. M.Med and the Registrant

10.14#(3)	Amendment to Employment Agreement, dated July 2, 2013, by and between Steven J. Mento, Ph.D. and the Registrant

10.15#(3)	Amendment to Employment Agreement, dated July 2, 2013, by and between Alfred P. Spada, Ph.D. and the Registrant

10.16#(8)	Amendment to Employment Agreement, dated July 2, 2013, by and between Charles J. Cashion and the Registrant

10.17#(3)	Amendment to Employment Agreement, dated July 2, 2013, by and between Gary C. Burgess, M.B., Ch.B. M.Med and the Registrant

10.18#(9)	Employment Agreement, dated October 1, 2014, by and between David T. Hagerty, M.D. and the Registrant

10.19#(5)	Employment Agreement, dated April 1, 2016, by and between Edward F. Smith III, Ph.D. and the Registrant

10.20†(10)	Stock Purchase Agreement, dated July 29, 2010, by and between Pfizer Inc. and the Registrant

10.21(1)	Promissory Note, dated July 29, 2010, issued by the Registrant to Pfizer Inc.

10.22(3)	Amendment to Promissory Note, dated July 3, 2013, by and between the Registrant and Pfizer Inc.

Exhibit Number	Description
10.23(3)	Loan and Security Agreement, dated July 3, 2013, by and among the Registrant, Oxford Finance LLC, Silicon Valley Bank and the other lenders party thereto

10.24(1)	Sublicense Agreement, dated March 1, 2013, by and between the Registrant and Idun Pharmaceuticals, Inc.

10.25(1)	Office Lease Agreement, dated April 7, 2006, by and between EOP-Plaza at La Jolla, L.L.C. and the Registrant

10.26(1)	First Amendment to Office Lease Agreement, dated November 30, 2009, by and between EOP-Plaza at La Jolla, L.L.C. and the Registrant

10.27(1)	Second Amendment to Office Lease Agreement, dated May 2, 2011, by and between Pacifica Tower LLC, successor in interest to EOP-Plaza at La Jolla, L.L.C., and the Registrant

10.28(1)	Third Amendment to Office Lease Agreement, dated March 28, 2012, by and between Pacifica Tower LLC, successor in interest to EOP-Plaza at La Jolla, L.L.C., and the Registrant

10.29(3)	Fourth Amendment to Office Lease Agreement, dated June 25, 2013, by and between Pacifica Tower LLC, successor in interest to EOP-Plaza at La Jolla, L.L.C., and the Registrant

10.30(6)	Office Lease Agreement, dated February 28, 2014, by and between the Registrant and The Point Office Partners, LLC

10.31(11)	First Amendment Lease Agreement, dated May 29, 2015, by and between the Registrant and The Point Office Partners, LLC

10.32(12)	At Market Issuance Sales Agreement, dated as of August 14, 2014, between the Registrant and MLV & Co. LLC

10.33††	Option, Collaboration and License Agreement, dated December 19, 2016, between the Registrant and Novartis Pharma AG

10.34	Investment Agreement, dated December 19, 2016, between the Registrant and Novartis Pharma AG

10.35	Convertible Promissory Note, dated February 15, 2017, issued by the Registrant to Novartis Pharma AG

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 189305), filed with the SEC on June 14, 2013.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 1, 2013.
(3)	Incorporated by reference to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-189305), filed with the SEC on July 8, 2013.
(4)	Incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-189305), filed with the SEC on July 1, 2013.

(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed with the SEC on May 5, 2016.
(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 28, 2014.
(7)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed with the SEC on May 8, 2015.
(8)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 11, 2016.
(9)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 13, 2015.
(10)	Incorporated by reference to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-189305), filed with the SEC on July 23, 2013.
(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 4, 2015.
(12)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (Registration No. 333- 198142), filed with the SEC on August 14, 2014.
#	Indicates management contract or compensatory plan.
†	Confidential treatment has been granted for portions of this exhibit. These portions have been omitted from the exhibit and filed separately with the SEC.
††	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from the exhibit and filed separately with the SEC.
*

These certifications are being furnished solely to accompany this annual report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the Registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.