Form 10-Q
period 2017-03-31
Conatus Pharmaceuticals Inc.
filed 2017-05-05
CIK 1383701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐     No  ☒

As of May 1, 2017, the registrant had 26,169,896 shares of common stock ($0.0001 par value) outstanding.

CONATUS PHARMACEUTICALS INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Conatus Pharmaceuticals Inc.

Condensed Balance Sheets

(Unaudited)

	March 31,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$16,475,482	$58,083,409
Marketable securities	64,065,876	18,931,715
Other receivables	—	2,500,000
Prepaid and other current assets	889,862	937,436
Total current assets	81,431,220	80,452,560
Property and equipment, net	237,775	261,446
Other assets	1,884,993	1,609,834
Total assets	$83,553,988	$82,323,840
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$5,697,714	$5,311,093
Accrued compensation	938,735	2,351,703
Current portion of deferred revenue	27,449,116	30,897,192
Note payable	—	1,000,000
Total current liabilities	34,085,565	39,559,988
Deferred revenue, less current portion	17,253,762	20,803,762
Convertible note payable	12,592,466	—
Deferred rent	161,451	171,544
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized; 26,169,896 shares issued and outstanding at March 31, 2017; 26,118,722 shares issued and outstanding at December 31, 2016	2,617	2,612
Additional paid-in capital	173,710,486	172,424,531
Accumulated other comprehensive loss	(19,162)	(6,145)
Accumulated deficit	(154,233,197)	(150,632,452)
Total stockholders’ equity	19,460,744	21,788,546
Total liabilities and stockholders’ equity	$83,553,988	$82,323,840

See accompanying notes to condensed financial statements.

Conatus Pharmaceuticals Inc.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenues:
Collaboration revenue	$6,998,076	$—
Total revenues	6,998,076	—
Operating expenses:
Research and development	7,925,711	4,698,462
General and administrative	2,763,025	2,576,127
Total operating expenses	10,688,736	7,274,589
Loss from operations	(3,690,660)	(7,274,589)
Other income (expense):
Interest income	170,841	26,978
Interest expense	(97,327)	(17,500)
Other expense	(5,599)	(6,773)
Total other income	67,915	2,705
Net loss	(3,622,745)	(7,271,884)
Other comprehensive income (loss):
Net unrealized (losses) gains on marketable securities	(13,017)	9,643
Comprehensive loss	$(3,635,762)	$(7,262,241)
Net loss per share, basic and diluted	$(0.14)	$(0.35)
Weighted average shares outstanding used in computing net loss per share, basic and diluted	26,162,958	20,626,044

See accompanying notes to condensed financial statements.

Conatus Pharmaceuticals Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Operating activities
Net loss	$(3,622,745)	$(7,271,884)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	26,089	26,725
Stock-based compensation expense	1,249,473	901,924
Amortization of premium on marketable securities	7,335	22,122
Accrued interest included in convertible note payable	92,466	—
Changes in operating assets and liabilities:
Other receivables	2,500,000	—
Prepaid and other current assets	(8,691)	224,354
Other assets	(203,094)	—
Accounts payable and accrued expenses	367,652	(252,818)
Accrued compensation	(1,412,968)	(544,584)
Deferred revenue	(6,998,076)	—
Deferred rent	(6,924)	(3,850)
Net cash used in operating activities	(8,009,483)	(6,898,011)
Investing activities
Maturities of marketable securities	8,994,000	13,875,000
Purchase of marketable securities	(54,148,513)	(4,240,142)
Capital expenditures	(2,418)	(105,114)
Net cash (used in) provided by investing activities	(45,156,931)	9,529,744
Financing activities
Proceeds from issuance of convertible promissory note, net	12,500,000	—
Principal payment on promissory note	(1,000,000)	—
Proceeds from issuance of common stock, net	—	3,076,709
Proceeds from stock issuances under employee stock purchase plan and exercise of stock options	58,487	1,503
Net cash provided by financing activities	11,558,487	3,078,212
Net (decrease) increase in cash and cash equivalents	(41,607,927)	5,709,945
Cash and cash equivalents at beginning of period	58,083,409	13,876,090
Cash and cash equivalents at end of period	$16,475,482	$19,586,035
Supplemental disclosure of cash flow information:
Cash paid for interest	$4,861	$17,500

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

As of March 31, 2017, the Company has devoted substantially all of its efforts to product development and has not realized product sales revenues from its planned principal operations.

The Company has a limited operating history, and the sales and income potential of the Company’s business and market are unproven. The Company has experienced net losses since its inception and, as of March 31, 2017, had an accumulated deficit of $154.2 million. The Company expects to continue to incur net losses for at least the next several years. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure. If the Company is unable to generate revenues adequate to support its cost structure, the Company may need to raise additional equity or debt financing.

The accompanying unaudited interim condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and the rules and regulations of the Securities and Exchange Commission (SEC) related to a quarterly report on Form 10-Q. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations. The unaudited interim condensed financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results for the periods presented. All such adjustments are of a normal and recurring nature. The operating results presented in these unaudited interim condensed financial statements are not necessarily indicative of the results that may be expected for any future periods. These unaudited interim condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2016 included in the Company’s annual report on Form 10-K filed with the SEC on March 16, 2017.

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

Marketable Securities

The Company classifies its marketable securities as available-for-sale and records such assets at estimated fair value in the condensed balance sheets, with unrealized gains and losses, if any, reported as a component of other comprehensive income (loss) within the condensed statements of operations and comprehensive loss and as a separate component of stockholders’ equity. The Company classifies marketable securities with remaining maturities greater than one year as current assets because such marketable securities are available to fund the Company’s current operations. The Company invests its excess cash balances primarily in corporate debt securities and money market funds with strong credit ratings. Realized gains and losses are calculated on the specific identification method and recorded as interest income. There were no realized gains and losses for the three-month periods ended March 31, 2017 and 2016.

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

Long-Lived Assets

The Company regularly reviews the carrying value and estimated lives of all of its long-lived assets, including property and equipment, to determine whether indicators of impairment may exist which warrant adjustments to carrying values or estimated useful lives. The determinants used for this evaluation include management’s estimate of the asset’s ability to generate positive income from operations and positive cash flow in future periods, as well as the strategic significance of the assets to the Company’s business objective. Should an impairment exist, the impairment loss would be measured based on the excess of the carrying amount of the asset’s fair value. The Company has not recognized any impairment losses through March 31, 2017.

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

The Company periodically reviews the estimated performance periods under the Collaboration Agreement, which provides for non-refundable upfront payments and fees. The Company will adjust the periods over which revenue should be recognized when appropriate to reflect changes in assumptions relating to the estimated performance periods. The Company could accelerate revenue recognition in the event of early termination of programs or if the Company’s expectations change. Alternatively, the Company could decelerate revenue recognition if programs are extended or delayed. While such changes to the Company’s estimates have no impact on the Company’s reported cash flows, the amount of revenue recorded in future periods could be materially impacted.

The Company records revenues related to the reimbursement of costs incurred under the Collaboration Agreement where the Company acts as a principal, controls the research and development activities and bears credit risk. Under the Collaboration Agreement, the Company is reimbursed for associated out-of-pocket costs and for a certain amount of the Company’s full-time equivalent (FTE) costs based on an agreed-upon FTE rate. The gross amount of these pass-through reimbursed costs is reported as revenue in the accompanying statements of operations and comprehensive loss, while the actual expenses for which the Company is reimbursed are reflected as research and development costs.

See Note 8 – Collaboration and License Agreements for further information.

Research and Development Expenses

All research and development costs are expensed as incurred.

Income Taxes

The Company’s policy related to accounting for uncertainty in income taxes prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. As of December 31, 2016, there are no unrecognized tax benefits included in the condensed balance sheet that would, if recognized, affect the Company’s effective tax rate, and the Company has noted no material changes through March 31, 2017. The Company has not recognized interest and penalties in the condensed balance sheets or condensed statements of operations and comprehensive loss. The Company is subject to U.S. and California taxation. As of December 31, 2016, the Company’s tax years beginning 2005 to date are subject to examination by taxing authorities.

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

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss by the weighted average number of common shares and common share equivalents outstanding for the period. Common stock equivalents are only included when their effect is dilutive. The Company’s potentially dilutive securities, which include warrants to purchase common stock, outstanding stock options under the Company’s stock option plans, shares issuable upon conversion of convertible note payable, common stock subject to repurchase by the Company and potential shares to be purchased under the ESPP, have been excluded from the computation of diluted net loss per share in the periods in which they would be anti-dilutive. For all periods presented, there is no difference in the number of shares used to compute basic and diluted shares outstanding due to the Company’s net loss position.

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because to do so would be anti-dilutive.

	March 31,
	2017	2016
Warrants to purchase common stock	149,704	149,704
Common stock options issued and outstanding	4,175,635	3,309,993
Shares issuable upon conversion of convertible note payable	2,626,713	—
Common stock subject to repurchase	—	23,053
ESPP shares pending issuance	7,975	15,302
Total	6,960,027	3,498,052

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718). This guidance changes the accounting for certain aspects of stock-based compensation, including income taxes, forfeitures, tax withholding and classification on the statement of cash flows. For public companies, ASU No. 2016-09 is effective for annual and interim periods beginning after December 15, 2016. The Company adopted this guidance effective March 31, 2017, as required. The adoption of this guidance had an immaterial impact on the Company’s financial statements and related disclosures.

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

Level 3:	Includes financial instruments for which fair value is derived from valuation techniques in which one or more significant inputs are unobservable, including management’s own assumptions.

Below is a summary of assets measured at fair value as of March 31, 2017 and December 31, 2016.

		Fair Value Measurements Using
	March 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds	$9,631,826	$9,631,826	$—	$—
Corporate debt securities	68,119,220	—	68,119,220	—
Total	$77,751,046	$9,631,826	$68,119,220	$—

		Fair Value Measurements Using
	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds	$45,523,208	$45,523,208	$—	$—
Corporate debt securities	27,702,317	—	27,702,317	—
Total	$73,225,525	$45,523,208	$27,702,317	$—

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

The Company invests its excess cash in money market funds and debt instruments of financial institutions, corporations, government sponsored entities and municipalities. The following tables summarize the Company’s marketable securities:

As of March 31, 2017	Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Corporate debt securities	1 or less	$63,638,149	$2,411	$(22,124)	$63,618,436
Corporate debt securities	1 - 2	446,889	551	—	447,440
Total		$64,085,038	$2,962	$(22,124)	$64,065,876

As of December 31, 2016	Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Corporate debt securities	1 or less	$18,937,860	$901	$(7,046)	$18,931,715
Total		$18,937,860	$901	$(7,046)	$18,931,715

5.	Property and Equipment

Property and equipment consist of the following:

	March 31,	December 31,
	2017	2016
Furniture and fixtures	$333,670	$333,670
Computer equipment and office equipment	121,772	119,354
Leasehold improvements	152,217	152,217
	607,659	605,241
Less accumulated depreciation and amortization	(369,884)	(343,795)
Total	$237,775	$261,446

6.	Note Payable

In July 2010, the Company issued to Pfizer Inc. (Pfizer) a $1.0 million promissory note (the Pfizer Note). The Pfizer Note bore interest at a rate of 7% per annum and was scheduled to mature on July 29, 2020. Interest was payable on a quarterly basis. In July 2013, the Pfizer Note was amended to become convertible into shares of the Company’s common stock following the completion of the Company’s initial public offering (IPO), at the option of the holder, at a price per share equal to the fair market value of the common stock on the date of conversion. On January 24, 2017, the Company voluntarily prepaid the entire balance of the outstanding principal and accrued and unpaid interest of the Pfizer Note in the amount of $1,004,861.

Prior to the prepayment of the Pfizer Note, the Company recorded the Pfizer Note on the balance sheet at face value. Based on borrowing rates available to the Company for loans with similar terms, the Company believed that the fair value of the Pfizer Note approximated its carrying value. The fair value measurement was categorized within Level 3 of the fair value hierarchy.

On February 15, 2017, the Company issued a convertible promissory note (the Novartis Note) in the principal amount of $15.0 million, pursuant to the Investment Agreement entered into between the Company and Novartis on December 19, 2016 (the Investment Agreement). The Novartis Note bears interest on the unpaid principal balance at a rate of 6% per annum and has a scheduled maturity date of December 31, 2019. The Company may prepay or convert all or part of the Novartis Note into shares of the Company’s common stock, at its option, until December 31, 2019. Novartis has the option to convert all or part of the Novartis Note into shares of the Company’s common stock upon a change in control of the Company or termination of the Collaboration Agreement by Novartis pursuant to certain provisions. If converted, the principal and accrued interest under the Novartis Note will convert into the Company’s common stock at a conversion price equal to 120% of the 20-day trailing average closing price per share of the common stock immediately prior to the conversion date. In the event the aggregate number of shares of common stock issued upon the conversion would exceed the lesser of 19.0% of the Company’s outstanding shares on a fully-diluted basis (i) at the inception of the Investment Agreement or (ii) on the conversion date, then only the lesser amount shall convert into shares of common stock and Novartis shall be repaid in cash for any remaining principal and unpaid interest after such conversion. Upon the occurrence of certain events of default, the Novartis Note requires the Company to repay the principal balance of the Novartis Note and any unpaid accrued interest. The ability to borrow and repay the debt at a discount using shares of the Company’s common stock was deemed to be additional, foregone revenue attributable to the Collaboration Agreement, which the Company imputed and recorded as both a receivable from Novartis and a liability (deferred revenue) of $2.5 million at the inception of the Collaboration Agreement and the

Investment Agreement. On February 15, 2017, the Company recorded the $15.0 million proceeds from the issuance of the Novartis Note as a convertible note payable in the amount of $12.5 million and a reduction of the outstanding receivable from Novartis of $2.5 million. The convertible note payable, along with the related accrued interest, totaled $12.6 million as of March 31, 2017.

The Company elected to account for the Novartis Note under the fair value option. At March 31, 2017, the Company concluded that the fair value of the Novartis Note remained at $12.6 million due to its conversion features. The fair value measurement is categorized within Level 3 of the fair value hierarchy.

7.	Stockholders’ Equity

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

Stock Options

The following table summarizes the Company’s stock option activity under all stock option plans for the three months ended March 31, 2017:

	Total Options	Weighted- Average Exercise Price
Balance at December 31, 2016	3,393,813	$5.10
Granted	888,100	4.31
Exercised	(51,174)	1.14
Cancelled	(55,104)	4.42
Balance at March 31, 2017	4,175,635	$5.00

Stock-Based Compensation

The Company recorded stock-based compensation of $1.2 million and $0.9 million for the three months ended March 31, 2017 and 2016, respectively.

Common Stock Reserved for Future Issuance

The following shares of common stock were reserved for future issuance at March 31, 2017:

Warrants to purchase common stock	149,704
Common stock options issued and outstanding	4,175,635
Common stock authorized for future option grants	767,195
Common stock authorized for the ESPP	555,210
Shares issuable upon conversion of convertible note payable	2,626,713
Total	8,274,457

8.	Collaboration and License Agreements

In December 2016, the Company entered into the Collaboration Agreement with Novartis, pursuant to which the Company granted Novartis an exclusive option to collaborate with the Company to develop products containing emricasan.  Pursuant to the Collaboration Agreement, the Company received a non-refundable upfront payment of $50.0 million from Novartis.

In May 2017, Novartis exercised its option under the Collaboration Agreement, and the Company is due to receive $7.0 million, subject to certain usual and customary closing conditions, including required anti-trust approvals, at which time the license under the Collaboration Agreement will become effective. Under the Collaboration Agreement, the Company will be eligible to receive up to an aggregate of $650.0 million in milestone payments over the term of the Collaboration Agreement, contingent on the achievement of certain development, regulatory and commercial milestones.

Pursuant to the Collaboration Agreement, the Company is responsible for completing its Phase 2b trials. In the event the Phase 2b development costs between the execution date of the Collaboration Agreement and the license effective date differ from the budget agreed upon by the parties, Novartis will reimburse the Company for any additional costs, or the Company will credit any amount under budget to Novartis for future reimbursable costs. Novartis will generally pay 50% of the Company’s Phase 2b emricasan development costs after the license grant is effective. Novartis will assume full responsibility for emricasan’s Phase 3 development and all combination product development.

After the license grant is effective, unless terminated earlier, the Collaboration Agreement will remain in effect on a product-by-product and country-by-country basis until Novartis’ royalty obligations expire. Novartis has certain termination rights in the event of a mandated clinical trial hold for any product containing emricasan as its sole active ingredient. Additionally, after the license effective date, Novartis has the right to terminate the Collaboration Agreement without cause upon 180 days prior written notice to the Company.  In such event, the license granted to Novartis will be terminated and revert to the Company. In the event Novartis terminates the Collaboration Agreement due to the Company’s uncured material breach or insolvency, the license granted to Novartis pursuant to the Collaboration Agreement will become irrevocable, and Novartis will be required to continue to make all milestone and royalty payments otherwise due to the Company under the Collaboration Agreement, provided that if the Company materially breaches the Collaboration Agreement such that the rights licensed to Novartis or the commercial prospects of the emricasan products are seriously impaired, the milestone and royalty payments will be reduced by 50%.

Under the relevant accounting literature, the Collaboration Agreement meets the definition of a collaborative arrangement and a multiple-element arrangement. The Company concluded that there were two significant deliverables under the Collaboration Agreement – the option to obtain the license and the research and development services – but that the license does not have stand-alone value as Novartis cannot obtain value from the license without the research and development services, which the Company is uniquely able to perform. As such, the Company will recognize as collaboration revenue a portion of the upfront payment received of $50.0 million, the option exercise fee of $7.0 million, and the imputed income from the Investment Agreement as described below on a straight-line basis between the inception of the agreement (or upon exercise with respect to the option exercise fee) through mid 2019 – the estimated period over which the Company expects to perform the research and development services. Due to the inherently unpredictable nature of product development activities, the Company periodically reviews the performance period of the research and development services and will adjust the period over which revenue is recognized when appropriate. The Company could accelerate revenue recognition in the event of early termination of programs or if the Company’s expectations change. Alternatively, the Company could decelerate revenue recognition if programs are extended or delayed. While such changes to the Company’s estimates have no impact on the Company’s reported cash flows, the amount of revenue recorded in future periods could be materially impacted. Expense reimbursements for the Company’s Phase 2b emricasan development costs will be recognized as collaboration revenue when the related expenses are incurred.

Under the Investment Agreement, the Company is able to borrow up to $15.0 million at a rate of 6% per annum, under one or two notes, which will mature on December 31, 2019.  The Company may elect at its sole discretion to convert all or part of the outstanding principal and accrued interest into fully paid shares of common stock, at 120% of the 20-day trailing average closing price per share of the common stock immediately prior to the conversion date. Novartis has the option to convert all or part of the note(s) into shares of the Company’s common stock upon a change in control of the Company or termination of the Collaboration Agreement by Novartis pursuant to certain provisions. In the event the conversion of the notes would exceed the lesser of 19.0% of the Company’s outstanding shares on a fully-diluted basis (i) at the inception of the Investment Agreement or (ii) on the conversion date, then only the lesser amount shall convert into shares of common stock and Novartis shall be repaid in cash for any remaining principal and unpaid interest after such conversion. This ability to borrow and repay the debt at a discount using shares of the Company’s common stock was deemed to be additional, foregone revenue attributable to the Collaboration Agreement, which the Company imputed and recorded as both a receivable from Novartis and a liability (deferred revenue) of $2.5 million at the inception of the Collaboration Agreement and the Investment Agreement. On February 15, 2017, the Company issued the Novartis Note in the principal amount of $15.0 million and recorded the $15.0 million proceeds as a convertible note payable in the amount of $12.5 million and a reduction of the outstanding receivable from Novartis of $2.5 million.

9.	Commitments

In February 2014, the Company entered into a noncancelable operating lease agreement (the Lease) for certain office space with a lease term from July 2014 through December 2019 and a renewal option for an additional five years. In May 2015, the Company entered into a first amendment to the Lease (the First Lease Amendment) for additional office space starting in September 2015 through September 2020. The First Lease Amendment also extended the term of the Lease to September 2020. The monthly base rent under the Lease and the First Lease Amendment increases approximately 3% annually from $32,784 in 2015 to $39,268 in 2020. Future minimum payments under this noncancelable operating lease total $1.5 million at March 31, 2017.

Rent expense was $94,501 for each of the three-month periods ended March 31, 2017 and 2016.

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

The following discussion and analysis and the unaudited interim condensed financial statements included in this quarterly report on Form 10-Q should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2016 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our annual report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 16, 2017.

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

We plan to continue advancing toward initial registration of emricasan for patients with cirrhosis due to nonalcoholic steatohepatitis, or NASH, with parallel development toward registration of emricasan for patients with NASH fibrosis. Our current clinical program for emricasan includes the following randomized, double-blind, placebo-controlled Phase 2b clinical trials:

•

Phase 2b ENCORE-PH (Portal Hypertension) Clinical Trial: In November 2016, we initiated a clinical trial to evaluate the effect of emricasan in approximately 240 compensated or early decompensated NASH cirrhosis patients with severe portal hypertension. We amended the trial protocol in April 2017 to integrate a treatment extension for clinical outcomes. Top-line results are expected in 2018.

•

Phase 2b ENCORE-LF (Liver Function) Clinical Trial: In May 2017, we initiated a clinical trial to evaluate emricasan in approximately 210 patients with decompensated NASH cirrhosis. Top-line results are expected in 2019.

•

Phase 2b ENCORE-NF (NASH Fibrosis) Clinical Trial: In January 2016, we initiated a clinical trial to evaluate emricasan in approximately 330 patients with liver fibrosis resulting from NASH. Top-line results are expected in the first half of 2019.

•

Phase 2b POLT-HCV-SVR Clinical Trial: In May 2014, we initiated a clinical trial in approximately 60 post-orthotopic liver transplant, or POLT, recipients with reestablished liver fibrosis post-transplant as a result of recurrent hepatitis C virus, or HCV, infection who have successfully achieved a sustained viral response, or SVR, following HCV antiviral therapy, or POLT-HCV-SVR, patients with residual fibrosis or cirrhosis, classified as Ishak Fibrosis Score 2-6. Top-line results are expected in the first half of 2018.

In May 2017, Novartis Pharma AG, or Novartis, exercised its option under an Option, Collaboration and License Agreement, or the Collaboration Agreement, we entered into with Novartis in December 2016. Pursuant to such exercise, we will grant Novartis an exclusive, worldwide license to our intellectual property rights relating to emricasan to collaborate with us and develop and commercialize emricasan products, containing emricasan either as a single active ingredient or in combination with other Novartis compounds for liver cirrhosis or liver fibrosis, for the treatment, diagnosis and prevention of disease in all indications in humans.  Subject to customary closing conditions, including required anti-trust approvals, the license will become effective upon our receipt of a $7.0 million option exercise payment, which we expect to receive in mid-2017. The option exercise by Novartis followed notification by us of the initiation of the Phase 2b ENCORE-LF trial.

Pursuant to the Collaboration Agreement, we are responsible for completing the three ENCORE trials and the POLT-HCV-SVR trial described above.  We and Novartis will share the costs of these four Phase 2b trials equally after the effective date of the license grant under the Collaboration Agreement. Novartis will be responsible for 100% of certain expenses for required registration-supportive nonclinical activities. Novartis will be responsible for the development of emricasan beyond the four Phase 2b trials described above, including the Phase 3 development of emricasan single agent products and all development for emricasan combination products, and Novartis has agreed to use commercially reasonable efforts to develop and commercialize emricasan products. A joint steering committee comprised of representatives from our company and Novartis will oversee the collaboration, development and commercialization of emricasan products.

Under the Collaboration Agreement, Novartis paid us an upfront payment of $50.0 million. In addition to the $7.0 million option exercise payment, we are eligible to receive up to an aggregate of $650.0 million in milestone payments, as well as royalties.

We also plan to expand our development pipeline by developing our existing preclinical product candidates or by purchasing or in-licensing product candidates. In addition to liver disease, we may pursue the development of product candidates in other disease areas.

Since our inception, our primary activities have been organizational activities, including recruiting personnel, conducting research and development, including clinical trials, and raising capital. We have no products approved for sale, and we have not generated any revenues from product sales to date. We have funded our operations since inception primarily through sales of equity securities and convertible promissory notes and payments made under the Collaboration Agreement, and we have incurred significant operating losses since our inception. We have never been profitable and have incurred net losses of $29.7 million and $24.1 million for the years ended December 31, 2016 and 2015, respectively, and $3.6 million for the three months ended March 31, 2017. As of March 31, 2017, we had an accumulated deficit of $154.2 million.

We expect to continue to incur significant operating losses and negative cash flows from operating activities for the foreseeable future as we continue the clinical development of emricasan and seek regulatory approval for and, if approved, pursue commercialization of emricasan.

As of March 31, 2017, we had cash, cash equivalents and marketable securities of $80.5 million. Although it is difficult to predict future liquidity requirements, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operations for at least the next 12 months from the date of the filing of this Form 10-Q. We will need to raise additional capital to fund further operations, including the development of product candidates other than emricasan. We may obtain additional financing in the future through the issuance of our common stock in future public offerings, through other equity or debt financings or through collaborations or partnerships with other companies.

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

Financial Overview

Revenues

Our revenues to date have been generated primarily from the Collaboration Agreement with Novartis.  Under the terms of the Collaboration Agreement, we received an upfront payment of $50.0 million. In May 2017, Novartis exercised its option, and subject to customary closing conditions, including required anti-trust approvals, we will receive $7.0 million and are eligible to receive up to $650.0 million in additional payments for development, regulatory and commercial sales milestones, as well as royalties or profit and loss sharing on future product sales, if any.

We currently have no products approved for sale, and we have not generated any revenues from product sales to date. We have not submitted any product candidate for regulatory approval. If we fail to achieve clinical success in the development of emricasan in a timely manner and/or obtain regulatory approval for this product candidate, or to successfully develop other product candidates, our ability to generate future revenues would be materially adversely affected.

Research and Development Expenses

The majority of our operating expenses to date have been incurred in research and development activities. Starting in late 2011, research and development expenses have been focused on the development of emricasan. Since acquiring emricasan in 2010, we have incurred $75.1 million in the development of emricasan through March 31, 2017. Our business model is currently focused on the development of emricasan in various liver diseases and is dependent upon our continuing to conduct research and a significant amount of clinical development. Our research and development expenses consist primarily of:

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

We are currently focused on advancing emricasan in multiple indications, and our future research and development expenses will depend on its clinical success. In addition, we cannot forecast with any degree of certainty and to what extent Novartis will develop and commercialize emricasan.

Research and development expenditures will continue to be significant and will increase as we continue clinical development of emricasan over at least the next several years. We expect to incur significant development costs as we conduct our ongoing Phase 2b trials of emricasan and develop product candidates other than emricasan.

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

Interest Expense

Interest expense consists of accrued interest on our $15.0 million convertible promissory note payable to Novartis and coupon interest on our $1.0 million promissory note payable to Pfizer Inc.

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

There were no significant changes during the three months ended March 31, 2017 to the critical accounting policies described in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the SEC on March 16, 2017.

Results of Operations

Comparison of the Three Months Ended March 31, 2017 and 2016

Total Revenues

Total revenues were $7.0 million for the three months ended March 31, 2017, as compared to $0.0 million for the same period in 2016. For the three months ended March 31, 2017, total revenues consisted of collaboration revenue related to the Collaboration Agreement with Novartis, which was executed in December 2016.

We recognize collaboration revenue on the license portion of deferred revenue on a straight-line basis between the inception of the agreement (or upon exercise with respect to the option exercise fee) through mid 2019 – the estimated period over which we expect to perform the research and development services. Due to the inherently unpredictable nature of product development activities, we periodically review the performance period of the research and development services and will adjust the period over which revenue is recognized when appropriate. Changes in the performance period could materially impact the timing of future revenue recognition.

Research and Development Expenses

Research and development expenses were $7.9 million for the three months ended March 31, 2017, as compared to $4.7 million for the same period in 2016. The increase of $3.2 million was primarily due to the progression of our ENCORE program.

General and Administrative Expenses

General and administrative expenses were $2.8 million for the three months ended March 31, 2017, as compared to $2.6 million for the same period in 2016. The increase of $0.2 million was primarily due to higher personnel costs, partially offset by lower consulting fees.

Changes in components of Other Income (Expense) were as follows:

Interest Income

Interest income was $171,000 for the three months ended March 31, 2017, as compared to $27,000 for the same period in 2016. Interest income consisted of interest earned on our cash, cash equivalents and marketable securities and fluctuates based on changes in investment balances and interest rates.

Interest Expense

Interest expense was $97,000 for the three months ended March 31, 2017, as compared to $18,000 for the same period in 2016. The increase was due to higher interest expense related to the $15.0 million convertible promissory note issued to Novartis in February 2017, partially offset by lower interest expense related to the $1.0 million promissory note payable to Pfizer Inc., which was voluntarily prepaid in January 2017.

Other Expense

Other expense was $6,000 for the three months ended March 31, 2017, as compared to $7,000 for the same period in 2016. Other expense represents non-operating transactions such as those caused by currency fluctuations between transaction dates and settlement dates and the conversion of account balances held in foreign currencies to U.S. dollars.

Liquidity and Capital Resources

We have incurred losses since inception and negative cash flows from operating activities through December 31, 2015. For the year ended December 31, 2016, we had positive net cash flows from operating activities due to the upfront payment related to the Collaboration Agreement with Novartis. As of March 31, 2017, we had an accumulated deficit of $154.2 million. We anticipate that we will continue to incur net losses for the foreseeable future as we continue the development and potential commercialization of emricasan.

Prior to our IPO in July 2013, we funded our operations primarily through private placements of equity and convertible debt securities. In July 2013, we completed our IPO of 6,000,000 shares of common stock at an offering price of $11.00 per share. We received net proceeds of $58.6 million, after deducting underwriting discounts and commissions and offering-related transaction costs.

In August 2014, we entered into an At Market Issuance Sales Agreement, or the Sales Agreement, with MLV & Co. LLC, or MLV, pursuant to which we could sell from time to time, at our option, up to an aggregate of $50.0 million of shares of our common stock through MLV, as sales agent. We terminated the Sales Agreement in December 2016. We sold 6,305,526 shares of our common stock pursuant to the Sales Agreement at a weighted average price per share of $2.35 and received net proceeds of $14.2 million, after deducting offering-related transaction costs and commissions.

In April 2015, we completed a public offering of 4,025,000 shares of our common stock at a public offering price of $5.75 per share. We received net proceeds of $21.4 million, after deducting underwriting discounts and commissions and offering-related transaction costs.

In December 2016, we entered into the Collaboration Agreement with Novartis pursuant to which we granted Novartis an exclusive option to collaborate with us for the global development and commercialization of emricasan. Under the Collaboration Agreement, Novartis paid us an upfront payment of $50.0 million. In May 2017, Novartis exercised its option, and subject to customary closing conditions, including required anti-trust approvals, we will receive $7.0 million. Concurrent with the entry into the Collaboration Agreement, we entered into an Investment Agreement with Novartis whereby we agreed to sell and Novartis agreed to purchase, convertible promissory notes, in one or two closings, for an aggregate principal amount of up to $15.0 million. In February 2017, we issued to Novartis a convertible promissory note, or the Novartis Note, in the principal amount of $15.0 million. The maturity date of the Novartis Note is December 31, 2019. The Novartis Note bears interest on the unpaid principal balance at a rate of 6% per annum. We may prepay or convert the Novartis Note into shares of our common stock, at our option, until December 31, 2019. Novartis may convert the Novartis Note into shares of our common stock upon a change of control of our company or termination of the Collaboration Agreement by Novartis pursuant to certain provisions. If converted, the principal and accrued interest under the Novartis Note will convert into shares of our common stock at a conversion price equal to 120% of the 20-day trailing average closing price per share of the common stock immediately prior to the conversion date. Upon the occurrence of certain events of default, the Novartis Note requires us to repay the principal balance and any unpaid accrued interest.

At March 31, 2017, we had cash, cash equivalents and marketable securities of $80.5 million. We believe our existing cash, cash equivalents and marketable securities will be sufficient to fund our operations for at least the next 12 months from the date of the filing of this Form 10-Q. To fund further operations, we will need to raise additional capital. We plan to continue to fund losses from operations and capital funding needs through future equity and debt financing, as well as potential collaborations. The sale of additional equity or convertible debt could result in additional dilution to our stockholders. The incurrence of indebtedness would result in debt service obligations and could result in operating and financing covenants that would restrict our operations. No assurances can be provided that financing will be available in the amounts we need or on terms acceptable to us, if at all. If we are not able to secure adequate additional funding, we may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. Any of these actions could materially harm our business, results of operations and future prospects.

The following table sets forth a summary of the net cash flow activity for each of the periods set forth below:

	Three Months Ended March 31,
	2017	2016
Net cash used in operating activities	$(8,009,483)	$(6,898,011)
Net cash (used in) provided by investing activities	(45,156,931)	9,529,744
Net cash provided by financing activities	11,558,487	3,078,212
Net (decrease) increase in cash and cash equivalents	$(41,607,927)	$5,709,945

Net cash used in operating activities was $8.0 million and $6.9 million for the three months ended March 31, 2017 and 2016, respectively. The primary use of cash was to fund our operations related to the development of emricasan.

Net cash used in investing activities was $45.2 million for the three months ended March 31, 2017, which consisted primarily of cash used to purchase marketable securities, partially offset by proceeds from maturities of marketable securities. Net cash provided by investing activities was $9.5 million for the three months ended March 31, 2016, which consisted primarily of proceeds from maturities of marketable securities, partially offset by cash used to purchase marketable securities.

Net cash provided by financing activities was $11.6 million for the three months ended March 31, 2017, which consisted primarily of proceeds from the issuance of the $15.0 million Novartis Note in February 2017, partially offset by the voluntary prepayment of the $1.0 million promissory note payable to Pfizer Inc. in January 2017. Net cash provided by financing activities was $3.1 million for the three months ended March 31, 2016, which consisted primarily of net proceeds from sales of common stock pursuant to the Sales Agreement.

Contractual Obligations and Commitments

As of March 31, 2017, there have been no material changes outside the ordinary course of our business to the contractual obligations we reported in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Commitments” in our annual report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 16, 2017.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements (as defined by applicable regulations of the SEC) that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2017, there have been no material changes in our market risk from that described in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our annual report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission on March 16, 2017.

ITEM 4.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this quarterly report on Form 10-Q. Based on such evaluation, our principal executive and financial officer has concluded that, as of such date, our disclosure controls and procedures were effective.

Inherent Limitations of Disclosure Controls and Procedures and Internal Control Over Financial Reporting

Our management, including our principal executive and financial officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are currently not a party to any material legal proceedings.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors included in “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission on March 16, 2017.

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

CONATUS PHARMACEUTICALS INC.

Date: May 4, 2017	/s/ Steven J. Mento, Ph.D.
Steven J. Mento, Ph.D.
President and Chief Executive Officer
(principal executive officer and principal financial officer)

Date: May 4, 2017	/s/ Michelle L. Vandertie
Michelle L. Vandertie
Vice President, Finance
(principal accounting officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation

3.2(1)	Amended and Restated Bylaws

4.1(2)	Specimen Common Stock Certificate

4.2(3)	First Amended and Restated Investor Rights Agreement, dated February 9, 2011

4.3(3)	Form of Warrant issued to investors in the Registrant’s 2013 bridge financing

4.4(2)	Form of Warrant issued to lenders under the Loan and Security Agreement, dated July 3, 2013, by and among the Registrant, Oxford Finance LLC, Silicon Valley Bank and the other lenders party thereto

10.1#	Amended and Restated Non-Employee Director Compensation Program, dated January 1, 2017

10.2#	Amended and Restated Employment Agreement, dated January 26, 2017, by and between Daniel L. Ripley and the Registrant

10.3#	General Release of Claims, dated March 31, 2017, by and between Charles J. Cashion and the Registrant

10.4(4)	Convertible Promissory Note, dated February 15, 2017, issued by the Registrant to Novartis Pharma AG

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

32.1*	Certification of Principal Executive Officer and Principle Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 1, 2013.
(2)	Incorporated by reference to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-189305), filed with the SEC on July 8, 2013.
(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 189305), filed with the SEC on June 14, 2013.
(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 16, 2017.
#	Indicates management contract or compensatory plan.
*

This certification is being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.