Form 10-Q
period 2017-06-30
Conatus Pharmaceuticals Inc.
filed 2017-08-04
CIK 1383701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

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

As of July 31, 2017, the registrant had 30,004,921 shares of common stock ($0.0001 par value) outstanding.

CONATUS PHARMACEUTICALS INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Conatus Pharmaceuticals Inc.

Condensed Balance Sheets

(Unaudited)

	June 30,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$15,765,269	$58,083,409
Marketable securities	72,433,068	18,931,715
Other receivables	7,000,000	2,500,000
Prepaid and other current assets	1,017,603	937,436
Total current assets	96,215,940	80,452,560
Property and equipment, net	228,405	261,446
Other assets	2,538,211	1,609,834
Total assets	$98,982,556	$82,323,840
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$8,710,745	$5,311,093
Accrued compensation	1,366,568	2,351,703
Current portion of deferred revenue	24,630,685	30,897,192
Note payable	—	1,000,000
Total current liabilities	34,707,998	39,559,988
Deferred revenue, less current portion	17,063,762	20,803,762
Convertible note payable	12,779,452	—
Deferred rent	151,358	171,544
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized; 29,994,275 shares issued and outstanding at June 30, 2017; 26,118,722 shares issued and outstanding at December 31, 2016	3,000	2,612
Additional paid-in capital	193,949,708	172,424,531
Accumulated other comprehensive loss	(22,638)	(6,145)
Accumulated deficit	(159,650,084)	(150,632,452)
Total stockholders’ equity	34,279,986	21,788,546
Total liabilities and stockholders’ equity	$98,982,556	$82,323,840

See accompanying notes to condensed financial statements.

Conatus Pharmaceuticals Inc.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Collaboration revenue	$10,008,431	$—	$17,006,507	$—
Total revenues	10,008,431	—	17,006,507	—
Operating expenses:
Research and development	13,217,925	4,246,488	21,143,636	8,944,950
General and administrative	2,194,184	2,238,134	4,957,209	4,814,261
Total operating expenses	15,412,109	6,484,622	26,100,845	13,759,211
Loss from operations	(5,403,678)	(6,484,622)	(9,094,338)	(13,759,211)
Other income (expense):
Interest income	218,639	34,377	389,480	61,355
Interest expense	(186,986)	(17,500)	(284,313)	(35,000)
Other expense	(44,862)	(3,400)	(50,461)	(10,173)
Total other (expense) income	(13,209)	13,477	54,706	16,182
Net loss	(5,416,887)	(6,471,145)	(9,039,632)	(13,743,029)
Other comprehensive income (loss):
Net unrealized (losses) gains on marketable securities	(3,476)	13,241	(16,493)	22,884
Comprehensive loss	$(5,420,363)	$(6,457,904)	$(9,056,125)	$(13,720,145)
Net loss per share, basic and diluted	$(0.19)	$(0.30)	$(0.33)	$(0.65)
Weighted average shares outstanding used in computing net loss per share, basic and diluted	28,103,393	21,542,188	27,138,536	21,085,610

See accompanying notes to condensed financial statements.

Conatus Pharmaceuticals Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2017	2016
Operating activities
Net loss	$(9,039,632)	$(13,743,029)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	53,723	53,518
Stock-based compensation expense	2,062,924	1,710,423
Amortization of premium on marketable securities	9,595	27,475
Accrued interest included in convertible note payable	279,452	—
Changes in operating assets and liabilities:
Other receivables	(4,500,000)	—
Prepaid and other current assets	(136,433)	1,105,208
Other assets	(872,111)	—
Accounts payable and accrued expenses	3,262,191	(453,147)
Accrued compensation	(985,135)	(195,343)
Deferred revenue	(10,006,507)	—
Deferred rent	(13,847)	(7,700)
Net cash used in operating activities	(19,885,780)	(11,502,595)
Investing activities
Maturities of marketable securities	28,309,000	24,347,000
Purchase of marketable securities	(81,836,441)	(18,462,944)
Capital expenditures	(20,682)	(107,165)
Net cash (used in) provided by investing activities	(53,548,123)	5,776,891
Financing activities
Proceeds from issuance of convertible promissory note, net	12,500,000	—
Principal payment on promissory note	(1,000,000)	—
Proceeds from issuance of common stock, net	30,740,665	5,275,872
Repurchase of common stock	(11,202,542)	—
Proceeds from stock issuances under employee stock purchase plan and exercise of stock options	77,640	32,898
Net cash provided by financing activities	31,115,763	5,308,770
Net decrease in cash and cash equivalents	(42,318,140)	(416,934)
Cash and cash equivalents at beginning of period	58,083,409	13,876,090
Cash and cash equivalents at end of period	$15,765,269	$13,459,156
Supplemental disclosure of cash flow information:
Cash paid for interest	$4,861	$35,000
Supplemental schedule of noncash financing activities:
Costs related to issuance of common stock included in accounts payable and accrued expenses	$131,122	$—

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

As of June 30, 2017, the Company has devoted substantially all of its efforts to product development and has not realized product sales revenues from its planned principal operations.

The Company has a limited operating history, and the sales and income potential of the Company’s business and market are unproven. The Company has experienced net losses since its inception and, as of June 30, 2017, had an accumulated deficit of $159.7 million. The Company expects to continue to incur net losses for at least the next several years. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure. If the Company is unable to generate revenues adequate to support its cost structure, the Company may need to raise additional equity or debt financing.

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

Marketable Securities

The Company classifies its marketable securities as available-for-sale and records such assets at estimated fair value in the condensed balance sheets, with unrealized gains and losses, if any, reported as a component of other comprehensive income (loss) within the condensed statements of operations and comprehensive loss and as a separate component of stockholders’ equity. The Company classifies marketable securities with remaining maturities greater than one year as current assets because such marketable securities are available to fund the Company’s current operations. The Company invests its excess cash balances primarily in corporate debt securities and money market funds with strong credit ratings. Realized gains and losses are calculated on the specific identification method and recorded as interest income. There were no realized gains and losses for the six-month periods ended June 30, 2017 and 2016.

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

Long-Lived Assets

The Company regularly reviews the carrying value and estimated lives of all of its long-lived assets, including property and equipment, to determine whether indicators of impairment may exist which warrant adjustments to carrying values or estimated useful lives. The determinants used for this evaluation include management’s estimate of the asset’s ability to generate positive income from operations and positive cash flow in future periods, as well as the strategic significance of the assets to the Company’s business objective. Should an impairment exist, the impairment loss would be measured based on the excess of the carrying amount of the asset’s fair value. The Company has not recognized any impairment losses through June 30, 2017.

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

Income Taxes

The Company’s policy related to accounting for uncertainty in income taxes prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. As of December 31, 2016, there are no unrecognized tax benefits included in the condensed balance sheet that would, if recognized, affect the Company’s effective tax rate, and the Company has noted no material changes through June 30, 2017. The Company has not recognized interest and penalties in the condensed balance sheets or condensed statements of operations and comprehensive loss. The Company is subject to U.S. and California taxation. As of December 31, 2016, the Company’s tax years beginning 2005 to date are subject to examination by taxing authorities.

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

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss by the weighted average number of common shares and common share equivalents outstanding for the period. Common stock equivalents are only included when their effect is dilutive. The Company’s potentially dilutive securities have been excluded from the computation of diluted net loss per share in the periods in which they would be anti-dilutive. For all periods presented, there is no difference in the number of shares used to compute basic and diluted shares outstanding due to the Company’s net loss position.

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because to do so would be anti-dilutive.

	June 30,
	2017	2016
Warrants to purchase common stock	149,704	149,704
Common stock options issued and outstanding	4,328,744	3,564,732
Shares issuable upon conversion of convertible note payable	2,465,647	—
Common stock subject to repurchase	—	13,011
ESPP shares pending issuance	3,886	2,472
Total	6,947,981	3,729,919

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This guidance addresses the presentation and classification of certain cash flow items, including the classification of cash receipts and payments that have aspects of more than one class of cash flows, to reduce the existing diversity in practice. ASU 2016-15 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. The Company early adopted this guidance effective June 30, 2017. The adoption of this guidance had no impact on the Company’s financial statements and related disclosures.

In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718). This guidance amends the scope of modification accounting for share-based payment arrangements and addresses the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under Topic 718. For public companies, ASU No. 2017-09 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. The Company early adopted this guidance effective June 30, 2017. The adoption of this guidance had no impact on the Company’s financial statements and related disclosures.

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

Level 3:	Includes financial instruments for which fair value is derived from valuation techniques in which one or more significant inputs are unobservable, including management’s own assumptions.

Below is a summary of assets measured at fair value as of June 30, 2017 and December 31, 2016.

		Fair Value Measurements Using
	June 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds	$9,281,142	$9,281,142	$—	$—
Corporate debt securities	77,183,527	—	77,183,527	—
Total	$86,464,669	$9,281,142	$77,183,527	$—

		Fair Value Measurements Using
	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds	$45,523,208	$45,523,208	$—	$—
Corporate debt securities	27,702,317	—	27,702,317	—
Total	$73,225,525	$45,523,208	$27,702,317	$—

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

The Company invests its excess cash in money market funds and debt instruments of financial institutions, corporations, government sponsored entities and municipalities. The following tables summarize the Company’s marketable securities:

As of June 30, 2017	Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Corporate debt securities	1 or less	$72,455,706	$1,823	$(24,461)	$72,433,068
Total		$72,455,706	$1,823	$(24,461)	$72,433,068

As of December 31, 2016	Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Corporate debt securities	1 or less	$18,937,860	$901	$(7,046)	$18,931,715
Total		$18,937,860	$901	$(7,046)	$18,931,715

5.	Property and Equipment

Property and equipment consist of the following:

	June 30,	December 31,
	2017	2016
Furniture and fixtures	$333,670	$333,670
Computer equipment and office equipment	138,236	119,354
Leasehold improvements	152,217	152,217
	624,123	605,241
Less accumulated depreciation and amortization	(395,718)	(343,795)
Total	$228,405	$261,446

6.	Note Payable

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

On February 15, 2017, the Company issued a convertible promissory note (the Novartis Note) in the principal amount of $15.0 million, pursuant to the Investment Agreement entered into between the Company and Novartis on December 19, 2016 (the Investment Agreement). The Novartis Note bears interest on the unpaid principal balance at a rate of 6% per annum and has a scheduled maturity date of December 31, 2019. The Company may prepay or convert all or part of the Novartis Note into shares of the Company’s common stock, at its option, until December 31, 2019. Novartis has the option to convert all or part of the Novartis Note into shares of the Company’s common stock upon a change in control of the Company or termination of the Collaboration Agreement by Novartis pursuant to certain provisions. If converted, the principal and accrued interest under the Novartis Note will convert into the Company’s common stock at a conversion price equal to 120% of the 20-day trailing average closing price per share of the common stock immediately prior to the conversion date. In the event the aggregate number of shares of common stock issued upon the conversion would exceed the lesser of 19.0% of the Company’s outstanding shares on a fully-diluted basis (i) at the inception of the Investment Agreement or (ii) on the conversion date, then only the lesser amount shall convert into shares of common stock and Novartis shall be repaid in cash for any remaining principal and unpaid interest after such conversion. Upon the occurrence of certain events of default, the Novartis Note requires the Company to repay the principal balance of the Novartis Note and any unpaid accrued interest. The ability to borrow and repay the debt at a discount using shares of the Company’s common stock was deemed to be additional, foregone revenue attributable to the Collaboration Agreement, which the Company imputed and recorded as both a receivable from Novartis and a liability (deferred revenue) of $2.5 million at the inception of the Collaboration Agreement and the Investment Agreement. On February 15, 2017, the Company recorded the $15.0 million proceeds from the issuance of the Novartis Note as a convertible note payable in the amount of $12.5 million and a reduction of the outstanding receivable from Novartis of $2.5 million. The convertible note payable, along with the related accrued interest, totaled $12.8 million as of June 30, 2017.

The Company elected to account for the Novartis Note under the fair value option. At June 30, 2017, the Company concluded that the fair value of the Novartis Note remained at $12.8 million due to its conversion features. The fair value measurement is categorized within Level 3 of the fair value hierarchy.

7.	Stockholders’ Equity

Common Stock

In May 2017, the Company completed a public offering of 5,980,000 shares of its common stock at a public offering price of $5.50 per share. The shares were registered pursuant to a registration statement on Form S-3 filed on August 14, 2014. The Company received net proceeds of approximately $30.7 million, after deducting underwriting discounts and commissions and estimated offering-related transaction costs. Immediately following the offering, the Company used $11.2 million of the net proceeds to repurchase and retire 2,166,836 shares of its common stock from funds affiliated with Advent Private Equity (collectively Advent) at a price of $5.17 per share, which is equal to the net proceeds per share that the Company received from the offering, before expenses, pursuant to a stock purchase agreement the Company entered into with Advent in May 2017.

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

Stock Options

The following table summarizes the Company’s stock option activity under all stock option plans for the six months ended June 30, 2017:

	Total Options	Weighted- Average Exercise Price
Balance at December 31, 2016	3,393,813	$5.10
Granted	1,059,100	4.43
Exercised	(51,757)	1.15
Cancelled	(72,412)	4.42
Balance at June 30, 2017	4,328,744	$5.00

Stock-Based Compensation

The Company recorded stock-based compensation of $0.8 million and $0.8 million for the three months ended June 30, 2017 and 2016, respectively, and $2.1 million and $1.7 million for the six months ended June 30, 2017 and 2016, respectively.

Common Stock Reserved for Future Issuance

The following shares of common stock were reserved for future issuance at June 30, 2017:

Warrants to purchase common stock	149,704
Common stock options issued and outstanding	4,328,744
Common stock authorized for future option grants	613,503
Common stock authorized for the ESPP	544,578
Shares issuable upon conversion of convertible note payable	2,465,647
Total	8,102,176

8.	Collaboration and License Agreements

In December 2016, the Company entered into the Collaboration Agreement with Novartis, pursuant to which the Company granted Novartis an exclusive option to collaborate with the Company to develop products containing emricasan.  Pursuant to the Collaboration Agreement, the Company received a non-refundable upfront payment of $50.0 million from Novartis.

In May 2017, Novartis exercised its option under the Collaboration Agreement. In July 2017, the Company received a $7.0 million option exercise payment, at which time the license under the Collaboration Agreement became effective (the License Effective Date). Under the Collaboration Agreement, the Company will be eligible to receive up to an aggregate of $650.0 million in milestone payments over the term of the Collaboration Agreement, contingent on the achievement of certain development, regulatory and commercial milestones, as well as royalties or profit and loss sharing on future product sales in the United States, if any.

Pursuant to the Collaboration Agreement, the Company is responsible for completing its four ongoing Phase 2b trials. In the event the Phase 2b development costs between the execution date of the Collaboration Agreement and the License Effective Date differ from the budget agreed upon by the parties, Novartis will reimburse the Company for any additional costs, or the Company will credit any amount under budget to Novartis for future reimbursable costs. Novartis will generally pay 50% of the Company’s Phase 2b emricasan development costs after the License Effective Date. Novartis will assume full responsibility for emricasan’s Phase 3 development and all combination product development.

Unless terminated earlier, the Collaboration Agreement will remain in effect on a product-by-product and country-by-country basis until Novartis’ royalty obligations expire. Novartis has certain termination rights in the event of a mandated clinical trial hold for any product containing emricasan as its sole active ingredient. Additionally, Novartis has the right to terminate the Collaboration Agreement without cause upon 180 days prior written notice to the Company.  In such event, the license granted to Novartis will be terminated and revert to the Company. In the event Novartis terminates the Collaboration Agreement due to the Company’s uncured material breach or insolvency, the license granted to Novartis pursuant to the Collaboration Agreement will become irrevocable, and Novartis will be required to continue to make all milestone and royalty payments otherwise due to the Company under the Collaboration Agreement, provided that if the Company materially breaches the Collaboration Agreement such that the rights licensed to Novartis or the commercial prospects of the emricasan products are seriously impaired, the milestone and royalty payments will be reduced by 50%.

Under the relevant accounting literature, the Collaboration Agreement meets the definition of a collaborative arrangement and a multiple-element arrangement. The Company concluded that there were two significant deliverables under the Collaboration Agreement – the option to obtain the license and the research and development services – but that the license does not have stand-alone value as Novartis cannot obtain value from the license without the research and development services, which the Company is uniquely able to perform. As such, the Company expects to recognize as collaboration revenue a portion of the upfront payment received of $50.0 million, the option exercise fee of $7.0 million, and the imputed income from the Investment Agreement as described below on a straight-line basis between the inception of the agreement (or with respect to the option exercise fee, upon exercise of the option) through mid-2019 – the estimated period over which the Company expects to perform the research and development services. Due to the inherently unpredictable nature of product development activities, the Company periodically reviews the performance period of the research and development services and will adjust the period over which revenue is recognized when appropriate. The Company could accelerate revenue recognition in the event of early termination of programs or if the Company’s expectations change. Alternatively, the Company could decelerate revenue recognition if programs are extended or delayed. While such changes to the Company’s estimates have no impact on the Company’s reported cash flows, the amount of revenue recorded in future periods could be materially impacted. Expense reimbursements for the Company’s Phase 2b emricasan development costs will be recognized as collaboration revenue when the related expenses are incurred.

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

In February 2014, the Company entered into a noncancelable operating lease agreement (the Lease) for certain office space with a lease term from July 2014 through December 2019 and a renewal option for an additional five years. In May 2015, the Company entered into a first amendment to the Lease (the First Lease Amendment) for additional office space starting in September 2015 through September 2020. The First Lease Amendment also extended the term of the Lease to September 2020. The monthly base rent under the Lease and the First Lease Amendment increases approximately 3% annually from $32,784 in 2015 to $39,268 in 2020. Future minimum payments under this noncancelable operating lease total $1.4 million at June 30, 2017.

Rent expense was $94,501 for each of the three-month periods ended June 30, 2017 and 2016 and $189,003 for each of the six-month periods ended June 30, 2017 and 2016.

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

10.	Subsequent Events

On July 5, 2017, the exclusive license granted by the Company to Novartis for the global development and commercialization of emricasan became effective under the terms of the Collaboration Agreement. The license became effective upon the Company’s receipt of a $7.0 million option exercise payment from Novartis pursuant to the Collaboration Agreement, following expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.

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

Overview

We are a biotechnology company focused on the development and commercialization of novel medicines to treat liver disease. We are developing emricasan, a first-in-class, orally active pan-caspase protease inhibitor, for the treatment of patients with chronic liver disease. Emricasan is designed to reduce the activities of human caspases, which are enzymes that mediate inflammation and apoptosis. We believe that by reducing the activity of these enzymes, caspase inhibitors have the potential to interrupt the progression of a variety of diseases.

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

In May 2017, Novartis Pharma AG, or Novartis, exercised its option under the Option, Collaboration and License Agreement, or the Collaboration Agreement, we entered into with Novartis in December 2016. Pursuant to such exercise, we granted Novartis an exclusive, worldwide license to our intellectual property rights relating to emricasan to collaborate with us and develop and commercialize emricasan products, containing emricasan either as a single active ingredient or in combination with other Novartis compounds for liver cirrhosis or liver fibrosis, for the treatment, diagnosis and prevention of disease in all indications in humans. The license became effective upon our receipt of a $7.0 million option exercise payment in July 2017.

Pursuant to the Collaboration Agreement, we are responsible for completing the three ENCORE trials and the POLT-HCV-SVR trial described above.  We and Novartis will share the costs of these four Phase 2b trials equally. Novartis is responsible for 100% of certain expenses for required registration-supportive nonclinical activities. Novartis is also responsible for the development of emricasan beyond the four Phase 2b trials described above, including the Phase 3 development of emricasan single agent products and all development for emricasan combination products, and Novartis has agreed to use commercially reasonable efforts to develop and commercialize emricasan products. A joint steering committee comprised of representatives from our company and Novartis oversees the collaboration, development and commercialization of emricasan products.

Under the Collaboration Agreement, Novartis paid us an upfront payment of $50.0 million and an option exercise payment of $7.0 million.  In addition, we are eligible to receive up to an aggregate of $650.0 million in milestone payments, as well as royalties.

We also plan to expand our development pipeline by developing our existing preclinical product candidates, developing new product candidates, or purchasing or in-licensing product candidates. In addition to liver disease, we may pursue the development of product candidates in other disease areas. In June 2017, the U.S. Food and Drug Administration granted Orphan Drug Designation to our preclinical product candidate IDN-7314, a pan-caspase inhibitor, for the treatment of primary sclerosing cholangitis, a disease affecting bile ducts in the liver, which can lead to cirrhosis and liver failure. We believe the Orphan Drug Designation provides a potential opportunity to address an important unmet medical need and expand our development pipeline beyond emricasan. We will continue to evaluate the potential of IDN-7314 as a product candidate, along with other product candidate opportunities, and we plan to announce initial pipeline expansion plans later in 2017.

Since our inception, our primary activities have been organizational activities, including recruiting personnel, conducting research and development, including clinical trials, and raising capital. We have no products approved for sale, and we have not generated any revenues from product sales to date. We have funded our operations since inception primarily through sales of equity securities and convertible promissory notes and payments made under the Collaboration Agreement, and we have incurred significant operating losses since our inception. We have never been profitable and have incurred net losses of $29.7 million and $24.1 million for the years ended December 31, 2016 and 2015, respectively, and $9.0 million for the six months ended June 30, 2017. As of June 30, 2017, we had an accumulated deficit of $159.7 million.

We expect to continue to incur significant operating losses and negative cash flows from operating activities for the foreseeable future as we continue the clinical development of emricasan and seek regulatory approval for and, if approved, pursue commercialization of emricasan. In May 2017, we completed a public offering of 5,980,000 shares of our common stock at a public offering price of $5.50 per share. We received net proceeds of approximately $30.7 million, after deducting underwriting discounts and commissions and estimated offering-related transaction costs. Immediately following the offering, we used $11.2 million of the net proceeds to repurchase and retire 2,166,836 shares of our common stock from funds affiliated with Advent Private Equity, or Advent, at a price of $5.17 per share.

As of June 30, 2017, we had cash, cash equivalents and marketable securities of $88.2 million. Although it is difficult to predict future liquidity requirements, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operations for at least the next 12 months from the date of the filing of this Form 10-Q. We will need to raise additional capital to fund further operations, including the development of product candidates other than emricasan. We may obtain additional financing in the future through the issuance of our common stock in future public offerings, through other equity or debt financings or through collaborations or partnerships with other companies.

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

Financial Overview

Revenues

Our revenues to date have been generated primarily from the Collaboration Agreement with Novartis.  Under the terms of the Collaboration Agreement, we received an upfront payment of $50.0 million. In May 2017, Novartis exercised its option, and we received a $7.0 million option exercise payment in July 2017.  We are eligible to receive up to $650.0 million in additional payments for development, regulatory and commercial sales milestones, as well as royalties or profit and loss sharing on future product sales in the United States, if any.

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

Research and Development Expenses

The majority of our operating expenses to date have been incurred in research and development activities. Starting in late 2011, research and development expenses have been focused on the development of emricasan. Since acquiring emricasan in 2010, we have incurred $87.9 million in the development of emricasan through June 30, 2017. Our business model is currently focused on the development of emricasan in various liver diseases and is dependent upon our continuing to conduct research and a significant amount of clinical development. Our research and development expenses consist primarily of:

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

If we exercise our option to co-commercialize emricasan pursuant to the Collaboration Agreement, we may incur expenses associated with activities related to commercializing emricasan. Some expenses may be incurred prior to receiving regulatory approval of emricasan. We do not expect to receive any such regulatory approval for at least the next several years.

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

There were no significant changes during the six months ended June 30, 2017 to the critical accounting policies described in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the SEC on March 16, 2017.

Results of Operations

Comparison of the Three Months Ended June 30, 2017 and 2016

Total Revenues

Total revenues were $10.0 million for the three months ended June 30, 2017, as compared to $0.0 million for the same period in 2016. For the three months ended June 30, 2017, total revenues consisted of collaboration revenue related to the Collaboration Agreement with Novartis, which was executed in December 2016.

We currently recognize collaboration revenue on the license portion of deferred revenue on a straight-line basis between the inception of the agreement (or with respect to the option exercise fee, upon exercise of the option) through mid 2019 – the estimated period over which we expect to perform the research and development services. Due to the inherently unpredictable nature of product development activities, we periodically review the performance period of the research and development services and will adjust the period over which revenue is recognized when appropriate. Changes in the performance period could materially impact the timing of future revenue recognition.

Research and Development Expenses

Research and development expenses were $13.2 million for the three months ended June 30, 2017, as compared to $4.2 million for the same period in 2016. The increase of $9.0 million was primarily due to the ramp up of our ENCORE-NF and ENCORE-PH clinical trials, as well as the commencement of the ENCORE-LF clinical trial.

General and Administrative Expenses

General and administrative expenses were $2.2 million for the three months ended June 30, 2017, as compared to $2.2 million for the same period in 2016.

Changes in components of Other Income (Expense) were as follows:

Interest Income

Interest income was $219,000 for the three months ended June 30, 2017, as compared to $34,000 for the same period in 2016. Interest income consisted of interest earned on our cash, cash equivalents and marketable securities and fluctuates based on changes in investment balances and interest rates.

Interest Expense

Interest expense was $187,000 for the three months ended June 30, 2017, as compared to $18,000 for the same period in 2016. The increase was due to higher interest expense related to the $15.0 million convertible promissory note issued to Novartis in February 2017, partially offset by lower interest expense related to the $1.0 million promissory note payable to Pfizer Inc., which was voluntarily prepaid in January 2017.

Other Expense

Other expense was $45,000 for the three months ended June 30, 2017, as compared to $3,000 for the same period in 2016. Other expense represents non-operating transactions such as those caused by currency fluctuations between transaction dates and settlement dates and the conversion of account balances held in foreign currencies to U.S. dollars.

Comparison of the Six Months Ended June 30, 2017 and 2016

Total Revenues

Total revenues were $17.0 million for the six months ended June 30, 2017, as compared to $0.0 million for the same period in 2016. For the six months ended June 30, 2017, total revenues consisted of collaboration revenue related to the Collaboration Agreement with Novartis, which was executed in December 2016.

Research and Development Expenses

Research and development expenses were $21.1 million for the six months ended June 30, 2017, as compared to $8.9 million for the same period in 2016. The increase of $12.2 million was primarily due to the ramp up of our ENCORE-NF and ENCORE-PH clinical trials, as well as the commencement of the ENCORE-LF clinical trial.

General and Administrative Expenses

General and administrative expenses were $5.0 million for the six months ended June 30, 2017, as compared to $4.8 million for the same period in 2016.

Changes in components of Other Income (Expense) were as follows:

Interest Income

Interest income was $389,000 for the six months ended June 30, 2017, as compared to $61,000 for the same period in 2016. Interest income consisted of interest earned on our cash, cash equivalents and marketable securities and fluctuates based on changes in investment balances and interest rates.

Interest Expense

Interest expense was $284,000 for the six months ended June 30, 2017, as compared to $35,000 for the same period in 2016. The increase was due to higher interest expense related to the $15.0 million convertible promissory note issued to Novartis in February 2017, partially offset by lower interest expense related to the $1.0 million promissory note payable to Pfizer Inc., which was voluntarily prepaid in January 2017.

Other Expense

Other expense was $50,000 for the six months ended June 30, 2017, as compared to $10,000 for the same period in 2016. Other expense represents non-operating transactions such as those caused by currency fluctuations between transaction dates and settlement dates and the conversion of account balances held in foreign currencies to U.S. dollars.

Liquidity and Capital Resources

We have incurred losses since inception and negative cash flows from operating activities through December 31, 2015. For the year ended December 31, 2016, we had positive net cash flows from operating activities due to the upfront payment related to the Collaboration Agreement with Novartis. As of June 30, 2017, we had an accumulated deficit of $159.7 million. We anticipate that we will continue to incur net losses for the foreseeable future as we continue the development and potential commercialization of emricasan.

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

In April 2015, we completed a public offering of 4,025,000 shares of our common stock at a public offering price of $5.75 per share. We received net proceeds of $21.4 million, after deducting underwriting discounts and commissions and offering-related transaction costs. In May 2017, we completed a public offering of 5,980,000 shares of our common stock at a public offering price of $5.50 per share. We received net proceeds of approximately $30.7 million, after deducting underwriting discounts and commissions and estimated offering-related transaction costs. Immediately following the offering, we used $11.2 million of the net proceeds to repurchase and retire 2,166,836 shares of our common stock from Advent at a price of $5.17 per share, which is equal to the net proceeds per share we received from the offering, before expenses, pursuant to a stock purchase agreement we entered into with Advent in May 2017.

In December 2016, we entered into the Collaboration Agreement with Novartis pursuant to which we granted Novartis an exclusive option to collaborate with us for the global development and commercialization of emricasan. Under the Collaboration Agreement, Novartis paid us an upfront payment of $50.0 million. In May 2017, Novartis exercised its option, and we received a $7.0 million option exercise payment in July 2017. Concurrent with the entry into the Collaboration Agreement, we entered into an Investment Agreement with Novartis whereby we agreed to sell and Novartis agreed to purchase, convertible promissory notes, in one or two closings, for an aggregate principal amount of up to $15.0 million. In February 2017, we issued to Novartis a convertible promissory note, or the Novartis Note, in the principal amount of $15.0 million. The maturity date of the Novartis Note is December 31, 2019. The Novartis Note bears interest on the unpaid principal balance at a rate of 6% per annum. We may prepay or convert the Novartis Note into shares of our common stock, at our option, until December 31, 2019. Novartis may convert the Novartis Note into shares of our common stock upon a change of control of our company or termination of the Collaboration Agreement by Novartis pursuant to certain provisions. If converted, the principal and accrued interest under the Novartis Note will convert into shares of our common stock at a conversion price equal to 120% of the 20-day trailing average closing price per share of the common stock immediately prior to the conversion date. Upon the occurrence of certain events of default, the Novartis Note requires us to repay the principal balance and any unpaid accrued interest.

At June 30, 2017, we had cash, cash equivalents and marketable securities of $88.2 million. We believe our existing cash, cash equivalents and marketable securities will be sufficient to fund our operations for at least the next 12 months from the date of the filing of this Form 10-Q. To fund further operations, we will need to raise additional capital. We plan to continue to fund losses from operations and capital funding needs through future equity and debt financing, as well as potential collaborations. The sale of additional equity or convertible debt could result in additional dilution to our stockholders. The incurrence of indebtedness would result in debt service obligations and could result in operating and financing covenants that would restrict our operations. No assurances can be provided that financing will be available in the amounts we need or on terms acceptable to us, if at all. If we are not able to secure adequate additional funding, we may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. Any of these actions could materially harm our business, results of operations and future prospects.

The following table sets forth a summary of the net cash flow activity for each of the periods set forth below:

	Six Months Ended June 30,
	2017	2016
Net cash used in operating activities	$(19,885,780)	$(11,502,595)
Net cash (used in) provided by investing activities	(53,548,123)	5,776,891
Net cash provided by financing activities	31,115,763	5,308,770
Net decrease in cash and cash equivalents	$(42,318,140)	$(416,934)

Net cash used in operating activities was $19.9 million and $11.5 million for the six months ended June 30, 2017 and 2016, respectively. The primary use of cash was to fund our operations related to the development of emricasan.

Net cash used in investing activities was $53.5 million for the six months ended June 30, 2017, which consisted primarily of cash used to purchase marketable securities, partially offset by proceeds from maturities of marketable securities. Net cash provided by investing activities was $5.8 million for the six months ended June 30, 2016, which consisted primarily of proceeds from maturities of marketable securities, partially offset by cash used to purchase marketable securities.

Net cash provided by financing activities was $31.1 million for the six months ended June 30, 2017, which consisted primarily of net proceeds from our public offering in May 2017 and proceeds from the issuance of the $15.0 million Novartis Note in February 2017, partially offset by the repurchase of shares from Advent in May 2017 and voluntary prepayment of the $1.0 million promissory note payable to Pfizer Inc. in January 2017. Net cash provided by financing activities was $5.3 million for the six months ended June 30, 2016, which consisted primarily of net proceeds from sales of common stock pursuant to the Sales Agreement.

Contractual Obligations and Commitments

As of June 30, 2017, there have been no material changes outside the ordinary course of our business to the contractual obligations we reported in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Commitments” in our annual report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 16, 2017.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements (as defined by applicable regulations of the SEC) that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2017, there have been no material changes in our market risk from that described in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our annual report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission on March 16, 2017.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are currently not a party to any material legal proceedings.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors included in “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission on March 16, 2017, other than the risk factors below.

We may not be able to obtain orphan drug exclusivity for emricasan or IDN-7314 for any indication.

In the United States, under the Orphan Drug Act, the U.S. Food and Drug Administration, or the FDA, may grant orphan designation to a drug or biological product intended to treat a rare disease or condition. Such diseases and conditions are those that affect fewer than 200,000 individuals in the United States, or if they affect more than 200,000 individuals in the United States, there is no reasonable expectation that the cost of developing and making a drug product available in the United States for these types of diseases or conditions will be recovered from sales of the product. Orphan Drug Designation must be requested before submitting an NDA. If the FDA grants Orphan Drug Designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by that agency. Orphan Drug Designation does not convey any advantage in or shorten the duration of the regulatory review and approval process, but it can lead to financial incentives, such as opportunities for grant funding toward clinical trial costs, tax advantages and user-fee waivers.

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

We originally applied for Orphan Drug Designation for emricasan for the treatment of fibrosis in HCV-POLT patients in the United States and the EU. In late 2013, the FDA granted an Orphan Drug Designation for emricasan for the treatment of POLT patients with reestablished fibrosis to delay the progression to cirrhosis and end-stage liver disease. In the EU, we withdrew the application based on feedback from the applicable regulatory body that emricasan may have efficacy in fibrosis outside of the HCV-POLT patient population. In June 2017, the FDA granted Orphan Drug Designation for IDN-7314 for the treatment of primary sclerosing cholangitis. We cannot assure you that we will be able to obtain orphan drug exclusivity for emricasan or IDN-7314 in any jurisdiction for the target indications in a timely manner or at all or that a competitor will not obtain orphan drug exclusivity that could block the regulatory approval of emricasan or IDN-7314 for several years. If we are unable to obtain Orphan Drug Designation in the United States or in the EU, we will not receive market exclusivity, which might affect our ability to generate sufficient revenues. If a competitor is able to obtain orphan exclusivity that would block emricasan’s or IDN-7314’s regulatory approval, our ability to generate revenues could be significantly reduced, which could harm our business prospects, financial condition and results of operations.

We may be unable to maintain or effectively utilize orphan drug exclusivity for emricasan or IDN-7314 for any indication.

We received Orphan Drug Designation from the FDA for emricasan for the treatment of POLT patients with reestablished fibrosis to delay the progression to cirrhosis and end-stage liver disease and for IDN-7314 for the treatment of primary sclerosing cholangitis. We may be unable to obtain FDA approval for emricasan or IDN-7314 for these orphan populations or any other orphan population, or we may be unable to successfully commercialize emricasan or IDN-7314 for such orphan populations due to risks that include:

•	the orphan patient populations may change in size;
•	there may be changes in the treatment options for patients that may provide alternative treatments to emricasan or IDN-7314;
•	the development costs may be greater than projected revenue of drug sales for the orphan indications;
•	the FDA may disagree with the design or implementation of our clinical trials;
•	there may be difficulties in enrolling patients for clinical trials;
•	emricasan or IDN-7314 may not prove to be efficacious in the orphan patient populations;
•	clinical trial results may not meet the level of statistical significance required by the FDA; and
•	emricasan or IDN-7314 may not have a favorable risk/benefit assessment in the orphan indication.

If we are unable to obtain FDA approval for emricasan or IDN-7314 for any orphan population or are unable to successfully commercialize emricasan or IDN-7314 for such orphan population, it could harm our business prospects, financial condition and results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Use of Proceeds

None.

Issuer Purchases of Equity Securities

The following table contains information relating to the repurchases of our common stock made by us in the quarter ended June 30, 2017.

			Total Number	Maximum
			of Shares	Number of
			Purchased As	Shares That
			Part of	May Yet Be
			Publicly	Purchased
	Total Number	Average	Announced	Under the
	of Shares	Price Paid	Plans or	Plans or
Period	Purchased(1)	per Share	Programs	Programs
April 1-30, 2017	—	$—	—	—
May 1-31, 2017	2,166,836	5.17	—	—
June 1-30, 2017	—	—	—	—
Total	2,166,836	$5.17	—	—

(1)

Represents the repurchase of our common stock from funds affiliated with Advent Private Equity, or Advent, made pursuant to a Stock Purchase Agreement entered into between us and Advent. We repurchased the shares from Advent at a price per share equal to the per share net proceeds to us, before expenses, from our public offering in May 2017. This repurchase was not made pursuant to a publicly announced plan or program to repurchase our stock.

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

CONATUS PHARMACEUTICALS INC.

Date: August 4, 2017	/s/ Steven J. Mento, Ph.D.
Steven J. Mento, Ph.D.
President and Chief Executive Officer
(principal executive officer and principal financial officer)

Date: August 4, 2017	/s/ Michelle L. Vandertie
Michelle L. Vandertie
Vice President, Finance
(principal accounting officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation

3.2(1)	Amended and Restated Bylaws

4.1(2)	Specimen Common Stock Certificate

4.2(3)	First Amended and Restated Investor Rights Agreement, dated February 9, 2011

4.3(3)	Form of Warrant issued to investors in the Registrant’s 2013 bridge financing

4.4(2)	Form of Warrant issued to lenders under the Loan and Security Agreement, dated July 3, 2013, by and among the Registrant, Oxford Finance LLC, Silicon Valley Bank and the other lenders party thereto

10.1(4)	Stock Purchase Agreement, dated May 10, 2017, among the Registrant and funds affiliated with Advent Private Equity

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

32.1*	Certification of Principal Executive Officer and Principle Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 1, 2013.
(2)	Incorporated by reference to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-189305), filed with the SEC on July 8, 2013.
(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 189305), filed with the SEC on June 14, 2013.
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 11, 2017.
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