Form 10-Q
period 2017-09-30
Conatus Pharmaceuticals Inc.
filed 2017-11-02
CIK 1383701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

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

As of October 30, 2017, the registrant had 30,005,462 shares of common stock ($0.0001 par value) outstanding.

CONATUS PHARMACEUTICALS INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Conatus Pharmaceuticals Inc.

Condensed Balance Sheets

(Unaudited)

	September 30,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$14,360,452	$58,083,409
Marketable securities	70,823,435	18,931,715
Other receivables	—	2,500,000
Prepaid and other current assets	1,339,208	937,436
Total current assets	86,523,095	80,452,560
Property and equipment, net	204,914	261,446
Other assets	2,538,211	1,609,834
Total assets	$89,266,220	$82,323,840
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$10,937,851	$5,311,093
Accrued compensation	1,810,919	2,351,703
Current portion of deferred revenue	19,454,795	30,897,192
Note payable	—	1,000,000
Total current liabilities	32,203,565	39,559,988
Deferred revenue, less current portion	12,673,762	20,803,762
Convertible note payable	12,968,493	—
Deferred rent	139,392	171,544
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized; 30,005,462 shares issued and outstanding at September 30, 2017; 26,118,722 shares issued and outstanding at December 31, 2016	3,001	2,612
Additional paid-in capital	194,951,562	172,424,531
Accumulated other comprehensive loss	(23,093)	(6,145)
Accumulated deficit	(163,650,462)	(150,632,452)
Total stockholders’ equity	31,281,008	21,788,546
Total liabilities and stockholders’ equity	$89,266,220	$82,323,840

See accompanying notes to condensed financial statements.

Conatus Pharmaceuticals Inc.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Collaboration revenue	$9,565,890	$—	$26,572,397	$—
Total revenues	9,565,890	—	26,572,397	—
Operating expenses:
Research and development	11,165,150	4,825,421	32,308,786	13,770,371
General and administrative	2,449,382	2,069,447	7,406,591	6,883,708
Total operating expenses	13,614,532	6,894,868	39,715,377	20,654,079
Loss from operations	(4,048,642)	(6,894,868)	(13,142,980)	(20,654,079)
Other income (expense):
Interest income	258,623	33,640	648,103	94,995
Interest expense	(189,041)	(17,500)	(473,354)	(52,500)
Other (expense) income	(21,318)	11,818	(71,779)	1,645
Total other income	48,264	27,958	102,970	44,140
Net loss	(4,000,378)	(6,866,910)	(13,040,010)	(20,609,939)
Other comprehensive income (loss):
Net unrealized (losses) gains on marketable securities	(455)	(9,999)	(16,948)	12,885
Comprehensive loss	$(4,000,833)	$(6,876,909)	$(13,056,958)	$(20,597,054)
Net loss per share, basic and diluted	$(0.13)	$(0.31)	$(0.46)	$(0.96)
Weighted average shares outstanding used in computing net loss per share, basic and diluted	30,004,037	22,410,702	28,104,199	21,527,993

See accompanying notes to condensed financial statements.

Conatus Pharmaceuticals Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Operating activities
Net loss	$(13,040,010)	$(20,609,939)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	81,023	79,877
Stock-based compensation expense	3,049,181	2,456,196
Amortization of premiums and discounts on marketable securities, net	(13,260)	6,323
Accrued interest included in convertible note payable	468,493	—
Changes in operating assets and liabilities:
Other receivables	2,500,000	—
Prepaid and other current assets	(458,038)	844,647
Other assets	(872,111)	—
Accounts payable and accrued expenses	5,617,193	(97,396)
Accrued compensation	(540,784)	175,197
Deferred revenue	(19,572,397)	—
Deferred rent	(22,587)	(13,313)
Net cash used in operating activities	(22,803,297)	(17,158,408)
Investing activities
Maturities of marketable securities	57,257,000	30,847,000
Purchase of marketable securities	(109,152,408)	(24,958,424)
Capital expenditures	(24,491)	(107,165)
Net cash (used in) provided by investing activities	(51,919,899)	5,781,411
Financing activities
Proceeds from issuance of convertible promissory note, net	12,500,000	—
Principal payment on promissory note	(1,000,000)	—
Proceeds from issuance of common stock, net	30,609,789	11,781,626
Repurchase of common stock	(11,202,542)	—
Proceeds from stock issuances related to exercise of stock options and employee stock purchase plan	92,992	32,898
Net cash provided by financing activities	31,000,239	11,814,524
Net (decrease) increase in cash and cash equivalents	(43,722,957)	437,527
Cash and cash equivalents at beginning of period	58,083,409	13,876,090
Cash and cash equivalents at end of period	$14,360,452	$14,313,617
Supplemental disclosure of cash flow information:
Cash paid for interest	$4,861	$52,500

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

As of September 30, 2017, the Company has devoted substantially all of its efforts to product development and has not realized product sales revenues from its planned principal operations.

The Company has a limited operating history, and the sales and income potential of the Company’s business and market are unproven. The Company has experienced net losses since its inception and, as of September 30, 2017, had an accumulated deficit of $163.7 million. The Company expects to continue to incur net losses for at least the next several years. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure. If the Company is unable to generate revenues adequate to support its cost structure, the Company may need to raise additional equity or debt financing.

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

Marketable Securities

The Company classifies its marketable securities as available-for-sale and records such assets at estimated fair value in the condensed balance sheets, with unrealized gains and losses, if any, reported as a component of other comprehensive income (loss) within the condensed statements of operations and comprehensive loss and as a separate component of stockholders’ equity. The Company classifies marketable securities with remaining maturities greater than one year as current assets because such marketable securities are available to fund the Company’s current operations. The Company invests its excess cash balances primarily in corporate debt securities and money market funds with strong credit ratings. Realized gains and losses are calculated on the specific identification method and recorded as interest income. There were no realized gains and losses for the nine-month periods ended September 30, 2017 and 2016.

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

Long-Lived Assets

The Company regularly reviews the carrying value and estimated lives of all of its long-lived assets, including property and equipment, to determine whether indicators of impairment may exist which warrant adjustments to carrying values or estimated useful lives. The determinants used for this evaluation include management’s estimate of the asset’s ability to generate positive income from operations and positive cash flow in future periods, as well as the strategic significance of the assets to the Company’s business objective. Should an impairment exist, the impairment loss would be measured based on the excess of the carrying amount of the asset’s fair value. The Company has not recognized any impairment losses through September 30, 2017.

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

Income Taxes

The Company’s policy related to accounting for uncertainty in income taxes prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. As of December 31, 2016, there are no unrecognized tax benefits included in the condensed balance sheet that would, if recognized, affect the Company’s effective tax rate, and the Company has noted no material changes through September 30, 2017. The Company has not recognized interest and penalties in the condensed balance sheets or condensed statements of operations and comprehensive loss. The Company is subject to U.S. and California taxation. As of December 31, 2016, the Company’s tax years beginning 2005 to date are subject to examination by taxing authorities.

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

	September 30,
	2017	2016
Warrants to purchase common stock	149,704	149,704
Common stock options issued and outstanding	4,910,557	3,496,826
Shares issuable upon conversion of convertible note payable	2,297,138	—
Common stock subject to repurchase	—	6,316
ESPP shares pending issuance	7,514	7,415
Total	7,364,913	3,660,261

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606). This guidance requires that an entity recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For public companies, ASU No. 2014-09 is effective for annual reporting periods beginning after December 15, 2017 and interim periods within that reporting period. Early adoption is permitted for annual reporting periods beginning after December 15, 2016. The Company is continuing to assess the impact of the new guidance on its accounting policies and procedures and is evaluating the new requirements as applied to existing revenue contracts. While this assessment is still in progress, the Company believes the most significant impact will relate to the timing of collaboration revenues, where the recognition of variable consideration such as milestone payments may be accelerated. In conjunction with its continuing assessment of the impact of the new guidance, the Company is also evaluating its method of adoption and reviewing and updating its internal controls over financial reporting to ensure that information required to implement the new standard is appropriately captured and recorded. The Company will implement any changes as required to facilitate adoption of the new guidance beginning in the first quarter of 2018.

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

Level 3:	Includes financial instruments for which fair value is derived from valuation techniques in which one or more significant inputs are unobservable, including management’s own assumptions.

Below is a summary of assets measured at fair value as of September 30, 2017 and December 31, 2016.

		Fair Value Measurements Using
	September 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds	$12,875,586	$12,875,586	$—	$—
Corporate debt securities	70,823,435	—	70,823,435	—
Total	$83,699,021	$12,875,586	$70,823,435	$—

		Fair Value Measurements Using
	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds	$45,523,208	$45,523,208	$—	$—
Corporate debt securities	27,702,317	—	27,702,317	—
Total	$73,225,525	$45,523,208	$27,702,317	$—

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

The Company invests its excess cash in money market funds and debt instruments of financial institutions, corporations, government sponsored entities and municipalities. The following tables summarize the Company’s marketable securities:

As of September 30, 2017	Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Corporate debt securities	1 or less	$70,846,528	$1,235	$(24,328)	$70,823,435
Total		$70,846,528	$1,235	$(24,328)	$70,823,435

As of December 31, 2016	Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Corporate debt securities	1 or less	$18,937,860	$901	$(7,046)	$18,931,715
Total		$18,937,860	$901	$(7,046)	$18,931,715

5.	Property and Equipment

Property and equipment consist of the following:

	September 30,	December 31,
	2017	2016
Furniture and fixtures	$333,670	$333,670
Computer equipment and office equipment	142,045	119,354
Leasehold improvements	152,217	152,217
	627,932	605,241
Less accumulated depreciation and amortization	(423,018)	(343,795)
Total	$204,914	$261,446

6.	Note Payable

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

On February 15, 2017, the Company issued a convertible promissory note (the Novartis Note) in the principal amount of $15.0 million, pursuant to the Investment Agreement entered into between the Company and Novartis on December 19, 2016 (the Investment Agreement). The Novartis Note bears interest on the unpaid principal balance at a rate of 6% per annum and has a scheduled maturity date of December 31, 2019. The Company may prepay or convert all or part of the Novartis Note into shares of the Company’s common stock, at its option, until December 31, 2019. Novartis has the option to convert all or part of the Novartis Note into shares of the Company’s common stock upon a change in control of the Company or termination of the Collaboration Agreement by Novartis pursuant to certain provisions. If converted, the principal and accrued interest under the Novartis Note will convert into the Company’s common stock at a conversion price equal to 120% of the 20-day trailing average closing price per share of the common stock immediately prior to the conversion date. In the event the aggregate number of shares of common stock issued upon the conversion would exceed the lesser of 19.0% of the Company’s outstanding shares on a fully-diluted basis (i) at the inception of the Investment Agreement or (ii) on the conversion date, then only the lesser amount shall convert into shares of common stock and Novartis shall be repaid in cash for any remaining principal and unpaid interest after such conversion. Upon the occurrence of certain events of default, the Novartis Note requires the Company to repay the principal balance of the Novartis Note and any unpaid accrued interest. The ability to borrow and repay the debt at a discount using shares of the Company’s common stock was deemed to be additional, foregone revenue attributable to the Collaboration Agreement, which the Company imputed and recorded as both a receivable from Novartis and a liability (deferred revenue) of $2.5 million at the inception of the Collaboration Agreement and the Investment Agreement. On February 15, 2017, the Company recorded the $15.0 million proceeds from the issuance of the Novartis Note as a convertible note payable in the amount of $12.5 million and a reduction of the outstanding receivable from Novartis of $2.5 million. The convertible note payable, along with the related accrued interest, totaled $13.0 million as of September 30, 2017.

The Company elected to account for the Novartis Note under the fair value option. At September 30, 2017, the Company concluded that the fair value of the Novartis Note remained at $13.0 million due to its conversion features. The fair value measurement is categorized within Level 3 of the fair value hierarchy.

7.	Stockholders’ Equity

Common Stock

In May 2017, the Company completed a public offering of 5,980,000 shares of its common stock at a public offering price of $5.50 per share. The shares were registered pursuant to a registration statement on Form S-3 filed on August 14, 2014. The Company received net proceeds of $30.6 million, after deducting underwriting discounts and commissions and offering-related transaction costs. Immediately following the offering, the Company used $11.2 million of the net proceeds to repurchase and retire 2,166,836 shares of its common stock from funds affiliated with Advent Private Equity (collectively Advent) at a price of $5.17 per share, which is equal to the net proceeds per share that the Company received from the offering, before expenses, pursuant to a stock purchase agreement the Company entered into with Advent in May 2017.

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

Stock Options

The following table summarizes the Company’s stock option activity under all stock option plans for the nine months ended September 30, 2017:

	Total Options	Weighted- Average Exercise Price
Balance at December 31, 2016	3,393,813	$5.10
Granted	1,702,600	4.91
Exercised	(62,944)	1.19
Cancelled	(122,912)	4.67
Balance at September 30, 2017	4,910,557	$5.10

On August 31, 2017, in connection with the appointment of its new Executive Vice President, Chief Operating Officer and Chief Financial Officer, the Company granted stock options to purchase 525,000 shares of the Company’s common stock outside of its stock option plans.  The grant was made as an inducement that was a material component of the executive’s compensation and acceptance of employment with the Company and was granted as an employment inducement award pursuant to NASDAQ Listing Rule 5635(c)(4).  While granted outside of the Company’s stock option plans, the terms and conditions of this award are consistent with awards granted to the Company’s executive officers pursuant to the Company’s 2013 Incentive Award Plan. The stock options will vest over a four-year period, with a quarter of the options vesting on the first anniversary of the date of grant and the remainder of the options vesting monthly over the subsequent three years.

Stock-Based Compensation

The Company recorded stock-based compensation of $1.0 million and $0.7 million for the three months ended September 30, 2017 and 2016, respectively, and $3.0 million and $2.5 million for the nine months ended September 30, 2017 and 2016, respectively.

Common Stock Reserved for Future Issuance

The following shares of common stock were reserved for future issuance at September 30, 2017:

Warrants to purchase common stock	149,704
Common stock options issued and outstanding	4,910,557
Common stock authorized for future option grants	545,503
Common stock authorized for the ESPP	544,578
Shares issuable upon conversion of convertible note payable	2,297,138
Total	8,447,480

8.	Collaboration and License Agreements

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

Pursuant to the Collaboration Agreement, the Company is responsible for completing its four ongoing Phase 2b trials. Novartis will generally pay 50% of the Company’s Phase 2b emricasan development costs pursuant to an agreed upon budget. Novartis will assume full responsibility for emricasan’s Phase 3 development and all combination product development.

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

In February 2014, the Company entered into a noncancelable operating lease agreement (the Lease) for certain office space with a lease term from July 2014 through December 2019 and a renewal option for an additional five years. In May 2015, the Company entered into a first amendment to the Lease (the First Lease Amendment) for additional office space starting in September 2015 through September 2020. The First Lease Amendment also extended the term of the Lease to September 2020. The monthly base rent under the Lease and the First Lease Amendment increases approximately 3% annually from $32,784 in 2015 to $39,268 in 2020. Future minimum payments under this noncancelable operating lease total $1.3 million at September 30, 2017.

Rent expense was $94,501 for each of the three-month periods ended September 30, 2017 and 2016 and $283,504 for each of the nine-month periods ended September 30, 2017 and 2016.

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

We plan to continue advancing toward initial registration of emricasan for patients with cirrhosis due to nonalcoholic steatohepatitis, or NASH, with parallel development toward registration of emricasan for patients with NASH fibrosis. Our current clinical program for emricasan includes the following randomized, double-blind, placebo-controlled Phase 2b clinical trials:

•

Phase 2b ENCORE-PH (Portal Hypertension) Clinical Trial: In November 2016, we initiated a clinical trial to evaluate the effect of emricasan in approximately 240 compensated or early decompensated NASH cirrhosis patients with severe portal hypertension. Top-line results are expected in the second half of 2018.

•

Phase 2b ENCORE-LF (Liver Function) Clinical Trial: In May 2017, we initiated a clinical trial to evaluate emricasan in approximately 210 patients with decompensated NASH cirrhosis. Top-line results are expected in the second half of 2019.

•

Phase 2b ENCORE-NF (NASH Fibrosis) Clinical Trial: In January 2016, we initiated a clinical trial to evaluate emricasan in approximately 330 patients with liver fibrosis resulting from NASH. Top-line results are expected in the first half of 2019.

•

Phase 2b POLT-HCV-SVR Clinical Trial: In May 2014, we initiated a clinical trial in approximately 60 post-orthotopic liver transplant, or POLT, recipients with reestablished liver fibrosis post-transplant as a result of recurrent hepatitis C virus, or HCV, infection who have successfully achieved a sustained viral response, or SVR, following HCV antiviral therapy, or POLT-HCV-SVR, patients with residual fibrosis or cirrhosis, classified as Ishak Fibrosis Score 2-6. Top-line results are expected in the second quarter of 2018.

In addition, we plan to initiate a post-treatment observational study pursuant to which subjects from the four trials above will be followed for long-term three-year safety follow-up.

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

Pursuant to the Collaboration Agreement, we are responsible for completing the three ENCORE trials and the POLT-HCV-SVR trial described above. We and Novartis will generally share the costs of these four Phase 2b trials and the planned observational study equally. Upon completion of the four Phase 2b trials, Novartis will assume 100% of the observational study costs. Novartis is responsible for 100% of certain expenses for required registration-supportive nonclinical activities. Novartis is also responsible for the development of emricasan beyond the four Phase 2b trials and planned observational study described above, including the Phase 3 development of emricasan single agent products and all development for emricasan combination products, and Novartis has agreed to use commercially reasonable efforts to develop and commercialize emricasan products. A joint steering committee comprised of representatives from our company and Novartis oversees the collaboration, development and commercialization of emricasan products.

Under the Collaboration Agreement, Novartis paid us an upfront payment of $50.0 million and an option exercise payment of $7.0 million.  In addition, we are eligible to receive up to an aggregate of $650.0 million in milestone payments, as well as royalties.

In June 2017, the U.S. Food and Drug Administration granted Orphan Drug Designation to our preclinical product candidate IDN-7314, a pan-caspase inhibitor, for the treatment of primary sclerosing cholangitis, or PSC, a disease affecting bile ducts in the liver, which can lead to cirrhosis and liver failure. In October 2017, the European Medicines Agency granted orphan designation to IDN-7314 for the treatment of PSC. We believe these orphan designations provide an opportunity to address an important unmet medical need and expand our development pipeline beyond emricasan. Pursuant to the Collaboration Agreement, Novartis will have a right of first negotiation prior to any offer for IDN-7314 by us to a third party, and we may not develop IDN-7314 in any pivotal registration clinical trials or commercialize IDN-7314 in liver disease until the earlier of five years after the first commercial sale of an emricasan product in the United States or major European market or ten years from the execution date of the Collaboration Agreement. We will continue to evaluate the potential of IDN-7314 as a product candidate as a component of our pipeline expansion plans. We also plan to expand our development pipeline by developing new product candidates based on our expertise in caspase inhibition or purchasing or in-licensing product candidates. In addition to liver disease, we may pursue the development of product candidates in other disease areas.

Since our inception, our primary activities have been organizational activities, including recruiting personnel, conducting research and development, including clinical trials, and raising capital. We have no products approved for sale, and we have not generated any revenues from product sales to date. We have funded our operations since inception primarily through sales of equity securities and convertible promissory notes and payments made under the Collaboration Agreement, and we have incurred significant operating losses since our inception. We have never been profitable and have incurred net losses of $29.7 million and $24.1 million for the years ended December 31, 2016 and 2015, respectively, and $13.0 million for the nine months ended September 30, 2017. As of September 30, 2017, we had an accumulated deficit of $163.7 million.

We expect to continue to incur significant operating losses and negative cash flows from operating activities for the foreseeable future as we continue the clinical development of emricasan and seek regulatory approval for and, if approved, pursue commercialization of emricasan. In May 2017, we completed a public offering of 5,980,000 shares of our common stock at a public offering price of $5.50 per share. We received net proceeds of $30.6 million, after deducting underwriting discounts and commissions and offering-related transaction costs. Immediately following the offering, we used $11.2 million of the net proceeds to repurchase and retire 2,166,836 shares of our common stock from funds affiliated with Advent Private Equity, or Advent, at a price of $5.17 per share.

As of September 30, 2017, we had cash, cash equivalents and marketable securities of $85.2 million. Although it is difficult to predict future liquidity requirements, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operations for at least the next 12 months from the date of the filing of this Form 10-Q. We will need to raise additional capital to fund further operations, including the development of product candidates other than emricasan. We may obtain additional financing in the future through the issuance of our common stock in future public offerings, through other equity or debt financings or through collaborations or partnerships with other companies.

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

Research and Development Expenses

The majority of our operating expenses to date have been incurred in research and development activities. Starting in late 2011, research and development expenses have been focused on the development of emricasan. Since acquiring emricasan in 2010, we have incurred $98.5 million in the development of emricasan through September 30, 2017. Our business model is currently focused on the development of emricasan in various liver diseases and is dependent upon our continuing to conduct research and a significant amount of clinical development. Our research and development expenses consist primarily of:

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

There were no significant changes during the nine months ended September 30, 2017 to the critical accounting policies described in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the SEC on March 16, 2017.

Results of Operations

Comparison of the Three Months Ended September 30, 2017 and 2016

Total Revenues

Total revenues were $9.6 million for the three months ended September 30, 2017, as compared to $0.0 million for the same period in 2016. For the three months ended September 30, 2017, total revenues consisted of collaboration revenue related to the Collaboration Agreement with Novartis, which was executed in December 2016.

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

Research and Development Expenses

Research and development expenses were $11.2 million for the three months ended September 30, 2017, as compared to $4.8 million for the same period in 2016. The increase of $6.4 million was primarily due to the ramp up of our ENCORE-NF, ENCORE-PH and ENCORE-LF clinical trials.

General and Administrative Expenses

General and administrative expenses were $2.4 million for the three months ended September 30, 2017, as compared to $2.1 million for the same period in 2016. The increase of $0.3 million was primarily due to higher personnel costs and professional fees.

Changes in components of Other Income (Expense) were as follows:

Interest Income

Interest income was $259,000 for the three months ended September 30, 2017, as compared to $34,000 for the same period in 2016. Interest income consisted of interest earned on our cash, cash equivalents and marketable securities and fluctuates based on changes in investment balances and interest rates.

Interest Expense

Interest expense was $189,000 for the three months ended September 30, 2017, as compared to $18,000 for the same period in 2016. The increase was due to higher interest expense related to the $15.0 million convertible promissory note issued to Novartis in February 2017, partially offset by lower interest expense related to the $1.0 million promissory note payable to Pfizer Inc., which was voluntarily prepaid in January 2017.

Other (Expense) Income

Other expense was $21,000 for the three months ended September 30, 2017, as compared to other income of $12,000 for the same period in 2016. Other expense represents non-operating transactions such as those caused by currency fluctuations between transaction dates and settlement dates and the conversion of account balances held in foreign currencies to U.S. dollars.

Comparison of the Nine Months Ended September 30, 2017 and 2016

Total Revenues

Total revenues were $26.6 million for the nine months ended September 30, 2017, as compared to $0.0 million for the same period in 2016. For the nine months ended September 30, 2017, total revenues consisted of collaboration revenue related to the Collaboration Agreement with Novartis, which was executed in December 2016.

Research and Development Expenses

Research and development expenses were $32.3 million for the nine months ended September 30, 2017, as compared to $13.8 million for the same period in 2016. The increase of $18.5 million was primarily due to the ramp up of our ENCORE-NF, ENCORE-PH and ENCORE-LF clinical trials.

General and Administrative Expenses

General and administrative expenses were $7.4 million for the nine months ended September 30, 2017, as compared to $6.9 million for the same period in 2016. The increase of $0.5 million was primarily due to higher personnel costs and professional fees.

Changes in components of Other Income (Expense) were as follows:

Interest Income

Interest income was $648,000 for the nine months ended September 30, 2017, as compared to $95,000 for the same period in 2016. Interest income consisted of interest earned on our cash, cash equivalents and marketable securities and fluctuates based on changes in investment balances and interest rates.

Interest Expense

Interest expense was $473,000 for the nine months ended September 30, 2017, as compared to $53,000 for the same period in 2016. The increase was due to higher interest expense related to the $15.0 million convertible promissory note issued to Novartis in February 2017, partially offset by lower interest expense related to the $1.0 million promissory note payable to Pfizer Inc., which was voluntarily prepaid in January 2017.

Other (Expense) Income

Other expense was $72,000 for the nine months ended September 30, 2017, as compared to other income of $2,000 for the same period in 2016. Other expense represents non-operating transactions such as those caused by currency fluctuations between transaction dates and settlement dates and the conversion of account balances held in foreign currencies to U.S. dollars.

Liquidity and Capital Resources

We have incurred losses since inception and negative cash flows from operating activities through December 31, 2015. For the year ended December 31, 2016, we had positive net cash flows from operating activities due to the upfront payment related to the Collaboration Agreement with Novartis. As of September 30, 2017, we had an accumulated deficit of $163.7 million. We anticipate that we will continue to incur net losses for the foreseeable future as we continue the development and potential commercialization of emricasan.

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

In April 2015, we completed a public offering of 4,025,000 shares of our common stock at a public offering price of $5.75 per share. We received net proceeds of $21.4 million, after deducting underwriting discounts and commissions and offering-related transaction costs. In May 2017, we completed a public offering of 5,980,000 shares of our common stock at a public offering price of $5.50 per share. We received net proceeds of $30.6 million, after deducting underwriting discounts and commissions and offering-related transaction costs. Immediately following the offering, we used $11.2 million of the net proceeds to repurchase and retire 2,166,836 shares of our common stock from Advent at a price of $5.17 per share, which is equal to the net proceeds per share we received from the offering, before expenses, pursuant to a stock purchase agreement we entered into with Advent in May 2017.

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

At September 30, 2017, we had cash, cash equivalents and marketable securities of $85.2 million. We believe our existing cash, cash equivalents and marketable securities will be sufficient to fund our operations for at least the next 12 months from the date of the filing of this Form 10-Q. To fund further operations, we will need to raise additional capital. We plan to continue to fund losses from operations and capital funding needs through future equity and debt financing, as well as potential collaborations. The sale of additional equity or convertible debt could result in additional dilution to our stockholders. The incurrence of indebtedness would result in debt service obligations and could result in operating and financing covenants that would restrict our operations. No assurances can be provided that financing will be available in the amounts we need or on terms acceptable to us, if at all. If we are not able to secure adequate additional funding, we may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. Any of these actions could materially harm our business, results of operations and future prospects.

The following table sets forth a summary of the net cash flow activity for each of the periods set forth below:

	Nine Months Ended September 30,
	2017	2016
Net cash used in operating activities	$(22,803,297)	$(17,158,408)
Net cash (used in) provided by investing activities	(51,919,899)	5,781,411
Net cash provided by financing activities	31,000,239	11,814,524
Net (decrease) increase in cash and cash equivalents	$(43,722,957)	$437,527

Net cash used in operating activities was $22.8 million and $17.2 million for the nine months ended September 30, 2017 and 2016, respectively. The primary use of cash was to fund our operations related to the development of emricasan.

Net cash used in investing activities was $51.9 million for the nine months ended September 30, 2017, which consisted primarily of cash used to purchase marketable securities, partially offset by proceeds from maturities of marketable securities. Net cash provided by investing activities was $5.8 million for the nine months ended September 30, 2016, which consisted primarily of proceeds from maturities of marketable securities, partially offset by cash used to purchase marketable securities.

Net cash provided by financing activities was $31.0 million for the nine months ended September 30, 2017, which consisted primarily of net proceeds from our public offering in May 2017 and proceeds from the issuance of the $15.0 million Novartis Note in February 2017, partially offset by the repurchase of shares from Advent in May 2017 and voluntary prepayment of the $1.0 million promissory note payable to Pfizer Inc. in January 2017. Net cash provided by financing activities was $11.8 million for the nine months ended September 30, 2016, which consisted primarily of net proceeds from sales of common stock pursuant to the Sales Agreement.

Contractual Obligations and Commitments

As of September 30, 2017, there have been no material changes outside the ordinary course of our business to the contractual obligations we reported in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Commitments” in our annual report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 16, 2017.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements (as defined by applicable regulations of the SEC) that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2017, there have been no material changes in our market risk from that described in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our annual report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission on March 16, 2017.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We originally applied for Orphan Drug Designation for emricasan for the treatment of fibrosis in HCV-POLT patients in the United States and the EU. In late 2013, the FDA granted an Orphan Drug Designation for emricasan for the treatment of POLT patients with reestablished fibrosis to delay the progression to cirrhosis and end-stage liver disease. In the EU, we withdrew the application based on feedback from the applicable regulatory body that emricasan may have efficacy in fibrosis outside of the HCV-POLT patient population. In June 2017, the FDA granted Orphan Drug Designation for IDN-7314 for the treatment of primary sclerosing cholangitis, or PSC. In October 2017, the European Medicines Agency, or EMA, granted orphan designation to IDN-7314 for the treatment of PSC. We cannot assure you that we will be able to obtain orphan drug exclusivity for emricasan or IDN-7314 in any jurisdiction for the target indications in a timely manner or at all or that a competitor will not obtain orphan drug exclusivity that could block the regulatory approval of emricasan or IDN-7314 for several years. If we are unable to obtain Orphan Drug Designation in the United States or in the EU, we will not receive market exclusivity, which might affect our ability to generate sufficient revenues. If a competitor is able to obtain orphan exclusivity that would block emricasan’s or IDN-7314’s regulatory approval, our ability to generate revenues could be significantly reduced, which could harm our business prospects, financial condition and results of operations.

We may be unable to maintain or effectively utilize orphan drug exclusivity for emricasan or IDN-7314 for any indication.

We received Orphan Drug Designation from the FDA for emricasan for the treatment of POLT patients with reestablished fibrosis to delay the progression to cirrhosis and end-stage liver disease.  We also received Orphan Drug Designation from the FDA and orphan designation from the EMA for IDN-7314 for the treatment of PSC. We may be unable to obtain regulatory approval for emricasan or IDN-7314 for these orphan populations or any other orphan population, or we may be unable to successfully commercialize emricasan or IDN-7314 for such orphan populations due to risks that include:

•	the orphan patient populations may change in size;
•	there may be changes in the treatment options for patients that may provide alternative treatments to emricasan or IDN-7314;
•	the development costs may be greater than projected revenue of drug sales for the orphan indications;
•	the FDA may disagree with the design or implementation of our clinical trials;
•	there may be difficulties in enrolling patients for clinical trials;
•	emricasan or IDN-7314 may not prove to be efficacious in the orphan patient populations;
•	clinical trial results may not meet the level of statistical significance required by the FDA or the EMA; and
•	emricasan or IDN-7314 may not have a favorable risk/benefit assessment in the orphan indication.

If we are unable to obtain regulatory approval for emricasan or IDN-7314 for any orphan population or are unable to successfully commercialize emricasan or IDN-7314 for such orphan population, it could harm our business prospects, financial condition and results of operations.

We entered into the Collaboration Agreement with Novartis, and we may form or seek additional strategic alliances or collaborations in the future. Such alliances and collaborations may inhibit future opportunities, and we may not realize the benefits of such collaborations or alliances.

We entered into the Collaboration Agreement with Novartis for the development of emricasan, and we may form or seek strategic alliances, joint ventures or collaborations or enter into licensing arrangements with other third parties that we believe will complement or augment our development and commercialization efforts with respect to future product candidates that we may develop. In connection with entering into the Collaboration Agreement, we incurred non-recurring and other charges and issued a convertible note in the amount of $15.0 million. In addition, for the period from the execution date of the Collaboration Agreement until the earlier of five years after the first commercial sale of an emricasan product in the United States or major European market or ten years from the execution date of the Collaboration Agreement, we have agreed not to develop in any pivotal registration clinical trials or commercialize any pan-caspase inhibitors in liver disease.  Further, Novartis will have a right of first negotiation prior to any offer by us to any third party for future pan-caspase inhibitors that we may develop or acquire for the treatment of liver diseases or for certain retained pan-caspase inhibitors, provided that any license or collaboration that we enter into or propose to enter into must be on terms and conditions in the aggregate no more favorable to such third party than those last offered to Novartis. These provisions and similar provisions in agreements we may enter into in the future may inhibit our ability to develop and commercialize other pan-caspase inhibitors, including IDN-7314, or enter into future alliances or collaborations to develop or commercialize other pan-caspase inhibitors, including IDN-7314.

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

A list of exhibits is set forth on the Exhibit Index immediately preceding the signature page of this quarterly report on Form 10-Q and is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation

3.2(1)	Amended and Restated Bylaws

4.1(2)	Specimen Common Stock Certificate

4.2(3)	First Amended and Restated Investor Rights Agreement, dated February 9, 2011

4.3(3)	Form of Warrant issued to investors in the Registrant’s 2013 bridge financing

4.4(2)	Form of Warrant issued to lenders under the Loan and Security Agreement, dated July 3, 2013, by and among the Registrant, Oxford Finance LLC, Silicon Valley Bank and the other lenders party thereto

10.1(4)	Employment Agreement, dated August 31, 2017, by and between Keith W. Marshall, Ph.D. and the Registrant

10.2(4)	Non-Qualified Inducement Stock Option Grant Notice and Stock Option Agreement, dated August 31, 2017, by and between Keith W. Marshall, Ph.D. and the Registrant

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 1, 2013.
(2)	Incorporated by reference to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-189305), filed with the SEC on July 8, 2013.
(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 189305), filed with the SEC on June 14, 2013.
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 1, 2017.
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

CONATUS PHARMACEUTICALS INC.

Date: November 2, 2017	/s/ Steven J. Mento, Ph.D.
Steven J. Mento, Ph.D.
President and Chief Executive Officer
(principal executive officer)

Date: November 2, 2017	/s/ Keith W. Marshall, Ph.D.
Keith W. Marshall, Ph.D.
Executive Vice President, Chief Operating Officer and Chief Financial Officer
(principal financial officer)