Form 10-K
period 2017-12-31
Conatus Pharmaceuticals Inc.
filed 2018-03-08
CIK 1383701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

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

Indicate by a check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $160.8 million, based on the closing price of the registrant’s common stock on the Nasdaq Global Market of $5.76 per share.

As of March 1, 2018, the registrant had 30,059,999 shares of common stock ($0.0001 par value) outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission by April 30, 2018 pursuant to Regulation 14A in connection with the registrant’s 2018 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

CONATUS PHARMACEUTICALS INC.

TABLE OF CONTENTS

FORM 10-K

For the Year Ended December 31, 2017

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

In collaboration with Novartis Pharma AG, or Novartis, we plan to focus on advancing toward registration of emricasan for patients with fibrosis or cirrhosis due to nonalcoholic steatohepatitis, or NASH. Preclinical studies and clinical trials have yielded compelling results that suggest emricasan may have clinical utility in slowing the progression of liver disease regardless of the original cause of the disease. To date, emricasan has been studied in over 650 subjects in 16 completed clinical trials across a broad range of liver disease etiologies and stages of progression.

We are conducting three EmricasaN, a Caspase inhibitOR, for Evaluation clinical trials, or the ENCORE trials, designed to provide further information on doses leading to clinically relevant efficacy, including improvement in severe portal hypertension and hepatic function in patients with NASH cirrhosis and improvement in biopsy-proven fibrosis and inflammation in patients with NASH fibrosis. We are also conducting a trial of emricasan in post-orthotopic liver transplant, or POLT, recipients with hepatitis C virus, or HCV, who achieved viral clearance, known as sustained viral response, or SVR, but who have residual fibrosis or cirrhosis in the transplanted liver. These four trials are also designed to provide safety data to support the registration of emricasan for chronic administration. We expect these trials to build on the data from our completed clinical trials, which have demonstrated emricasan’s ability to provide improvements in validated functional surrogate endpoints of portal hypertension and liver function.

Our current clinical program for emricasan includes the following:

Phase 2b POLT-HCV-SVR Clinical Trial:  In May 2014, we initiated a randomized, double-blind, placebo-controlled Phase 2b clinical trial in approximately 60 POLT-HCV-SVR, patients with residual fibrosis or cirrhosis, classified as Ishak Fibrosis Score 2-6, who will receive 25 mg of emricasan or placebo orally twice daily for two years. The primary endpoint in this exploratory proof-of-concept trial is the change in the Ishak Fibrosis Score compared with placebo. The trial will also evaluate histological markers of inflammation, key serum biomarkers, and the safety and tolerability of emricasan. Top-line results are expected in the second quarter of 2018. This trial was initiated following the FDA granting orphan drug designation to emricasan in late 2013 for the treatment of POLT patients with reestablished fibrosis to delay the progression to cirrhosis and end-stage liver disease.

Phase 2b ENCORE-PH (Portal Hypertension) Clinical Trial: In November 2016, we initiated a randomized, double-blind, placebo-controlled Phase 2b clinical trial to evaluate the effect of emricasan in reducing hepatic venous pressure gradient, or HVPG, in approximately 240 compensated or early decompensated NASH cirrhosis patients with severe portal hypertension, established by baseline HVPG values of 12 mmHg or higher. Patients will be randomized 1:1:1:1 to receive 5 mg of emricasan, 25 mg of emricasan, 50 mg of emricasan, or placebo twice daily for 24 weeks. The primary endpoint is the mean change in HVPG from week 0 to week 24 for each dosing group compared with placebo. Top-line results are expected in the second half of 2018. In addition, this trial has an additional 24-week open-label extension period for patients after they complete the blinded 24-week stage of the trial.

Phase 2b ENCORE-NF (NASH Fibrosis) Clinical Trial: In January 2016, we initiated a Phase 2b clinical trial evaluating emricasan’s potential long-term benefits for patients with liver fibrosis resulting from NASH. This randomized, double-blind, placebo-controlled clinical trial will evaluate the effect of emricasan in reducing fibrosis and steatohepatitis in approximately 330 patients with NASH fibrosis, but not cirrhosis. Patients will be randomized 1:1:1 to receive 5 mg of emricasan, 50 mg of emricasan, or placebo twice daily for 72 weeks. The primary endpoint is a biopsy-based change in fibrosis by at least one stage using the NASH Clinical Research Network Histologic Scoring System, without worsening of steatohepatitis. Top-line results are expected in the first half of 2019.

Phase 2b ENCORE-LF (Liver Function) Clinical Trial: In May 2017, we initiated a randomized, double-blind, placebo-controlled Phase 2b clinical trial to evaluate emricasan in approximately 210 patients with decompensated NASH cirrhosis.  Patients will be randomized 1:1:1 to receive 5 mg of emricasan, 25 mg of emricasan, or placebo twice daily for at least 48 weeks. The primary endpoint is event-free survival for each treatment group compared with the placebo group. For the purposes of the trial, events are defined as all-cause mortality, new decompensation events, or a progression of ≥4 points in the Model for End-stage Liver Disease, or MELD, score. Key secondary endpoints include safety and tolerability, MELD and Child-Pugh-Turcotte, or CPT, scores, liver transplantation rates, liver metabolic function using the BreathID® Methacetin Breath Test, and health-related quality of life. An interim futility analysis may be conducted after a specific number of events have occurred. Top-line results are expected in the second half of 2019.

In addition, we recently initiated a non-treatment observational study pursuant to which subjects from the four trials above will be followed for an up to three-year safety follow-up.

In February 2016, we announced that the U.S. Food and Drug Administration, or the FDA, granted Fast Track designation to the emricasan development program for the treatment of liver cirrhosis caused by NASH. The Fast Track program provides greater access to the FDA in order to expedite review of drugs that are intended, alone or in combination with one or more drugs, to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition.

In May 2017, Novartis exercised its option under the Option, Collaboration and License Agreement, or the Collaboration Agreement, we entered into with Novartis in December 2016. Pursuant to such exercise, we granted Novartis an exclusive, worldwide license to our intellectual property rights relating to emricasan to collaborate with us for the global development and commercialization of products containing emricasan either as a single active ingredient or in combination with other Novartis compounds for liver cirrhosis or liver fibrosis, including but not limited to Farnesoid X receptor agonists that Novartis is currently developing for the treatment of chronic liver diseases. The license became effective upon our receipt of a $7.0 million option exercise payment in July 2017.

Pursuant to the Collaboration Agreement, we are responsible for completing the three ENCORE trials and the POLT-HCV-SVR trial described above.  We share the costs of these four Phase 2b trials equally with Novartis.  In addition, until the completion of the four Phase 2b trials, we will equally share the costs of the non-treatment observational study that will follow patients from the four Phase 2b trials.  After the completion of the four Phase 2b trials, Novartis will assume 100% of the observational study costs.  Novartis is responsible for 100% of certain expenses for required registration-supportive nonclinical activities. Novartis is also responsible for the development of emricasan beyond the four Phase 2b trials described above, including the Phase 3 development of emricasan single agent products and all development for emricasan combination products, and Novartis has agreed to use commercially reasonable efforts to develop and commercialize emricasan products. A joint steering committee comprised of representatives from our company and Novartis oversees the collaboration, development and commercialization of emricasan products.

Under the Collaboration Agreement, Novartis paid us an upfront payment of $50.0 million. Following Novartis’ exercise of the option under the Collaboration Agreement, we received the additional $7.0 million option exercise payment and are eligible to receive up to an aggregate of $650.0 million in milestone payments over the term of the Collaboration Agreement, contingent on the achievement of certain development, regulatory and commercial milestones, as well as royalties. After the initiation of the first Phase 3 clinical trial for an emricasan product candidate, we have the right to elect to enter into a co-commercialization agreement with Novartis under which we would receive up to 30% of the commercial profits less the same percentage of the commercial losses, subject to certain reductions in milestone and royalty payments.

In June 2017, the FDA granted Orphan Drug Designation to our preclinical product candidate IDN-7314, a pan-caspase inhibitor, for the treatment of primary sclerosing cholangitis, or PSC, a disease affecting bile ducts in the liver, which can lead to cirrhosis and liver failure. In October 2017, the European Medicines Agency granted orphan designation to IDN-7314 for the treatment of PSC. We believe these orphan designations provide an opportunity to address an important unmet medical need and expand our development pipeline beyond emricasan. Pursuant to the Collaboration Agreement, Novartis will have a right of first negotiation prior to any offer for IDN-7314 by us to a third party, and we may not develop IDN-7314 in any pivotal registration clinical trials or commercialize IDN-7314 in liver disease until the earlier of five years after the first commercial sale of an emricasan product in the United States or major European market or ten years from the execution date of the Collaboration Agreement. We will continue to evaluate the potential of IDN-7314 as a product candidate as a component of our pipeline expansion plans.

We also plan to expand our development pipeline by internal development of new preclinical product candidates leveraging our caspase inhibition expertise or in-licensing or acquiring preclinical or clinical-stage product candidates consistent with our product development and regulatory expertise. In addition to liver disease, we may pursue the development of product candidates in other disease areas.

Our Team

Our senior management team includes former senior executives of Idun Pharmaceuticals, Inc., or Idun. At Idun, these senior executives discovered and led the development of Idun’s lead asset emricasan, which was then known as IDN-6556, until the company was sold to Pfizer Inc. in July 2005. We acquired the global rights to emricasan from Pfizer, where it was known as PF-3491390, in July 2010. At both Idun and Pfizer, emricasan was being developed for the treatment of liver fibrosis. Due to our experience, we believe we can successfully develop emricasan for the treatment of one or more liver diseases, including NASH fibrosis and NASH cirrhosis. Furthermore, we believe our experience developing product candidates in liver disease, including but not limited to caspase inhibitors, will enable us to expand our development pipeline beyond emricasan.

Our Strategy

Our strategy is to develop and commercialize medicines to treat cirrhotic and fibrotic liver indications in areas of high unmet medical need. The key elements of our strategy are to:

•

Focus initial development of emricasan on the treatment of liver diseases with high unmet medical need. We believe that by inhibiting the caspases responsible for inflammation and apoptosis in the liver, emricasan has the potential to stabilize and improve liver function and to slow liver disease progression in patients with liver cirrhosis or fibrosis. In collaboration with Novartis, we plan to focus on advancing emricasan toward registration for patients with cirrhosis or fibrosis.

•

Increase the commercial potential of emricasan through the Novartis collaboration. We believe the collaboration with Novartis will increase the commercial potential of emricasan by leveraging the resources of a large pharmaceutical company with expertise in liver disease, experience in drug development and marketing application approval, and established sales and marketing capabilities and potentially by pursuing the development and commercialization of combination products containing emricasan along with compounds developed or acquired by Novartis.

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

Liver Disease and Apoptosis

The liver is the largest internal organ in the human body and its proper function is indispensable for many critical metabolic functions, including the regulation of lipid and sugar metabolism, the production of important proteins, including those involved in blood clotting, and purification of blood. There are over 100 described diseases of the liver, and because of its many functions, these can be highly debilitating and life-threatening unless effectively treated. Liver diseases can result from injury to the liver caused by a variety of insults, including HCV, hepatitis B virus, or HBV, obesity, chronic excessive alcohol use or autoimmune diseases. Regardless of the underlying cause of the disease, there are important similarities in the disease progression including increased inflammatory activity and excessive liver cell apoptosis, which if unresolved leads to fibrosis. Fibrosis, if allowed to progress, will lead to cirrhosis, or excessive scarring of the liver, and eventually reduced liver function. Some patients with liver cirrhosis have a partially functioning liver and may appear asymptomatic for long periods of time, which is referred to as compensated liver disease. Decompensated liver disease is when the liver is unable to perform its normal functions. Many people with active liver disease remain undiagnosed largely because liver disease patients are often asymptomatic for many years. The National Institutes of Health, or NIH, estimates that 5.5 million Americans have chronic liver disease or cirrhosis, and liver disease is the twelfth leading cause of death in the United States. According to the European Association for the Study of the Liver, 29 million Europeans have chronic liver disease, and liver disease represents approximately 2% of deaths annually. In the United States in 2016, there were more than 7,500 liver transplants performed. There are currently approximately 14,000 active candidates on the transplant waiting list in the United States. Furthermore, NASH is expected to be the leading cause of liver transplants in the next five to ten years.

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

Another important marker of liver cell death is a protein fragment called cleaved Cytokeratin 18, or cCK18. During apoptosis, a key structural protein within the cell called Cytokeratin 18, or CK18, is specifically cleaved by caspases, which results in the release of cCK18 into the blood stream. cCK18 is easily detected in the blood with a commercially-available test and is a mechanism-specific biomarker of apoptosis and caspase activity. Unlike ALT, cCK18 is elevated in patients with advanced cirrhosis. Importantly, cCK18 is also present in healthy subjects and multiple studies have demonstrated an approximate basal level in healthy subjects. Numerous independent clinical trials and published studies have demonstrated the utility of cCK18 for detecting and gauging the severity of ongoing liver disease across a variety of disease etiologies. These studies have demonstrated correlations between disease and cCK18 levels in patients with liver cirrhosis, NASH, HCV and various other liver disease indications. For example, serum cCK18 levels corresponded well to an improvement in liver histology in two clinical trials of NASH in adults and children, respectively. Moreover, it has been shown that the severity of liver disease in HCV patients was associated with cCK18 levels and apoptosis, such that the more severe the disease, the higher the serum level of cCK18. In liver cirrhosis patients, studies have shown that cCK18 levels are elevated and correlate with liver inflammation and cholestasis. In POLT patients with recurrent HCV, it has been shown that cCK18 levels and apoptosis were significantly elevated in liver biopsies as determined by immunohistochemical analysis. We believe these studies demonstrate the relationship between elevated cCK18 levels and severity of liver disease and that cCK18 is an important biomarker of excessive apoptosis in liver disease.

Emricasan

Emricasan is a first-in-class, proprietary and orally active caspase protease inhibitor designed to slow or halt the progression of chronic liver disease caused by fibrosis and cirrhosis. To date, emricasan has been administered to over 650 subjects in eight completed Phase 1 and eight completed Phase 2 clinical trials and has been generally well-tolerated in both healthy volunteers and patients with liver disease. Emricasan has also been extensively profiled in in vitro tests and studied in many preclinical models of human disease. Recent clinical trial results have demonstrated emricasan’s ability to provide significant improvements in validated functional surrogate endpoints of portal hypertension and liver function across a variety of etiologies in the subgroups of liver cirrhosis patients with high medical need.

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

Clinical Data

To date, emricasan has been studied in over 650 subjects in eight completed Phase 1 clinical trials and eight completed Phase 2 clinical trials. This includes approximately 450 subjects with liver disease, 50 liver transplant subjects and 150 healthy volunteers receiving single or multiple doses of emricasan ranging from 1 to 500 mg per day orally or 0.1 to 10 mg/kg per day intravenously for up to 12 weeks. Emricasan has demonstrated evidence of a beneficial effect on serological biomarkers in patients with chronic liver disease independent of the cause of disease. Favorable changes have been observed in functional biomarkers of liver damage and inflammation, such as ALT and AST, and mechanistic biomarkers, such as cCK18 and caspase activity, indicating that emricasan works by the presumed mechanism of action of inhibiting apoptosis of liver cells. Importantly, clinical trials have also demonstrated that emricasan does not inhibit normal levels of caspase activity in healthy individuals. Recent emricasan clinical trial results have demonstrated emricasan's ability to provide significant improvements in validated functional surrogate endpoints of portal hypertension and liver function across a variety of etiologies in the subgroups of liver cirrhosis patients with high medical need. Emricasan has been generally well-tolerated in clinical trials completed to date.

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

Figure 2. Emricasan Phase 2 Clinical Trial Summary

Trial Design	Subjects	Dosing/ Days	Outcome
Phase 2 Trial of IDN-6556 in Subjects with Liver Cirrhosis (Study IDN-6556-10)	86 (US)	BID/ 12 weeks	Well-tolerated; reduction in elevated markers of liver function and elevated biomarkers; trial included open-label extension
Phase 2 Trial of IDN-6556 in Cirrhotic Subjects with Portal Hypertension (Study IDN-6556-11)	23 (US)	BID/ 28 days	Well-tolerated; reduction in HVPG in patients with liver cirrhosis and severe portal hypertension
Phase 2 Trial of IDN-6556 in Subjects with NAFLD and Raised Transaminases (Study IDN-6556-06)	38 (US)	BID/ 28 days	Well-tolerated; reduction in ALT
Phase 2b Pharmacokinetic and Pharmacodynamic Clinical Trial in Acute-on-chronic Liver Failure Patients (Study IDN-6556-02)	21 (US, EU)	BID/ 28 days	Well-tolerated: dose-related responses in elevated biomarkers
Phase 2b Dose Response Trial in HCV Patients (Study A8491003)	204 (US)	BID/ 12 weeks	Well-tolerated; improved liver enzymes (ALT and AST)
Phase 2 Ascending Dose Trial in Patients with Hepatic Impairment (Study A8491004)	105 (US)	QD, BID, TID/ 14 days	Well-tolerated; improved liver enzymes (ALT)
Phase 2 Ascending Dose Crossover Trial in Patients with HCV and Liver Fibrosis (Study A8491010)	24 (US)	Various	Discontinued prematurely; formal statistical tests were not performed
Phase 2 Trial of IDN-6556 in Patients with Severe Alcoholic Hepatitis and Contradictions to Steroid Therapy (Study IDN-6556-04)	5 (US)	BID/ 28 days	Study closed; formal statistical tests were not performed

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

Phase 2 Clinical Trial of IDN-6556 in Cirrhotic Subjects with Portal Hypertension

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

Phase 2 Clinical Trial of IDN-6556 in Subjects with Nonalcoholic Fatty Liver Disease and Raised Transaminases

In March 2015, we announced top-line results from our Phase 2 double-blind, placebo-controlled clinical trial of emricasan in 38 patients with nonalcoholic fatty liver disease, or NAFLD, including the subset of NAFLD patients with NASH. The trial met its primary endpoint, showing a statistically significant (p<0.05) reduction in ALT in patients treated for 28 days with emricasan at 25 mg twice per day dosing compared to patients in the placebo control group. Reductions from baseline in ALT at Day 28 of approximately 39% in the emricasan treatment arm and approximately 14% in the placebo arm were similar to results observed in previous trials. Elevated baseline levels of three key serum biomarkers – cCK18, full-length cytokeratin 18, a biomarker of more generalized cell death, or flCK18, and caspase 3/7 – also showed statistically significant reductions from baseline in emricasan-treated patients at Day 28. A reduction from baseline in cCK18 at Day 28 of approximately 30% in the emricasan treatment arm and an increase from baseline of approximately 4% in the placebo arm were similar to results observed in previous trials. The reduction in serum cCK18 levels demonstrated that emricasan can effectively reduce inflammation and elevated levels of apoptosis in NAFLD/NASH patients. Emricasan was safe and well-tolerated in the NAFLD/NASH trial, with no dose-limiting toxicities and no drug-related serious adverse events. Treatment with emricasan also had no adverse effects on lipid levels or insulin sensitivity, important safety assessments in NAFLD/NASH patients who are at risk for cardiovascular disease.

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

ALT levels were not increased in the ACLF patient population. By contrast, levels of mechanism-specific biomarkers of caspase activity and inflammation – cCK18, Caspase 3/7, IL-18 and flCK18 were all elevated at baseline, demonstrating their important role in the ACLF disease process. Dose-related responses to emricasan in elevated biomarkers were apparent with no response noted in the placebo cohort, limited or no response in the 5 mg BID cohort, an initial rapid but transitory response in the 25 mg BID cohort, and a rapid and sustained response in almost all of the 50 mg BID cohort. Emricasan 25 mg and 50 mg BID oral dosing reduced cCK18, flCK18 and Caspase 3/7 levels within 24 hours post administration (Study Day 2) by at least 30%. More modest ~20% reductions in elevated IL-18 levels were also observed in the 25 mg and 50 mg BID cohorts by Day 7. Only the emricasan 50 mg dose resulted in sustained reductions in cCK18 over the entire dosing period in the majority of patients. The median reduction in the 50 mg BID cohort on Day 1 was 54% compared with a median reduction of 7%, 13% and 44% in the placebo, 5 mg and 25 mg cohorts, respectively. The observed reduction in cCK18 was maintained in the 50 mg BID cohort (median reduction of 56% and 50% on Day 4 and Day 7, respectively) but not maintained in the other cohorts. Emricasan exposure after the first dose was more than twice the exposure in patients with stable severe hepatic impairment. Emricasan was well-tolerated and there were no drug-related serious adverse events or dose-limiting toxicities. Adverse events observed were reflective of the patient populations being studied.

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

This study was completed successfully in 2012. The inflammatory infiltrates were reproduced, and there was no evidence of tumor formation. In summary, treatment with emricasan for 26-weeks did not result in an increase in the incidence of tumors in Tg.rasH2 mice. The results were submitted to the FDA in preparation for a meeting in October 2012. The FDA reviewed the data and agreed with the study conclusion. We subsequently filed a new investigational new drug application, or IND, for emricasan for HCV-

POLT, which was formally cleared in January 2013. In addition, the FDA has accepted this Tg.rasH2 carcinogenicity study as one of two carcinogenicity studies required for registration. We are currently conducting a two-year rat carcinogenicity study as the second carcinogenicity study.

Our Clinical Development Plans

In collaboration with Novartis, we plan to focus on advancing toward registration of emricasan for patients with NASH fibrosis or NASH cirrhosis. We are conducting three trials, the ENCORE trials, designed to provide further information on doses leading to clinically relevant efficacy, including improvement in severe portal hypertension and hepatic function in patients with NASH cirrhosis and improvement in biopsy-proven fibrosis and inflammation in patients with NASH fibrosis. Together, we may pursue the development and commercialization of combination products containing emricasan along with compounds developed or acquired by Novartis, particularly for NASH indications. We are also conducting the POLT-HCV-SVR clinical trial of emricasan in liver transplant recipients cleared of their HCV but with residual fibrosis or cirrhosis. These four clinical trials are also designed to provide safety data to support the registration of emricasan for chronic administration in patients with fibrosis and cirrhosis.

Under the Collaboration Agreement, we granted Novartis an exclusive, worldwide license to our intellectual property rights relating to emricasan to collaborate with us for the global development and commercialization of products containing emricasan either as a single active ingredient or in combination with other Novartis compounds for liver cirrhosis or liver fibrosis.  Pursuant to the Collaboration Agreement, we are responsible for completing the ENCORE trials and the POLT-HCV-SVR trial. We share the costs of these four Phase 2b trials equally with Novartis, as well as the non-treatment observational study until the completion of the four Phase 2b trials. Novartis is also responsible for 100% of certain expenses for required registration-supportive nonclinical activities. Novartis is responsible for the development of emricasan beyond these four Phase 2b trials, including the Phase 3 development of emricasan single agent products and all development for emricasan combination products, and Novartis has agreed to use commercially reasonable efforts to develop and commercialize emricasan products. A joint steering committee comprised of representatives from our company and Novartis oversees the collaboration, development and commercialization of emricasan products.

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

In collaboration with Novartis, we plan to develop emricasan toward registration for patients with NASH fibrosis in parallel with our liver cirrhosis development plans. In January 2016, we initiated the ENCORE-NF trial, a Phase 2b clinical trial evaluating emricasan’s potential long-term benefits for patients with liver fibrosis resulting from NASH. This randomized, double blind, placebo-controlled clinical trial will evaluate the effect of emricasan in reducing fibrosis and steatohepatitis in approximately 330 patients with NASH fibrosis but not cirrhosis. The primary endpoint will be a biopsy-based change in fibrosis by at least one stage using the NASH Clinical Research Network Histologic Scoring System, without worsening of steatohepatitis. Treatment will be twice daily for 18 months and patients will receive either emricasan at 50 mg, emricasan at 5 mg, or placebo. Top-line results from the ENCORE-NF clinical trial are expected in the first half of 2019.

In addition to emricasan as a single active ingredient for a product candidate for the treatment of NASH fibrosis, we believe that emricasan has the potential to be developed for use whereby emricasan is one of two or more active ingredients.  Under the Collaboration Agreement with Novartis, we expect the development of emricasan with one or more Novartis compounds to be pursued as a combination product to treat NASH fibrosis or other liver diseases.

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

Development Plans

Given its mechanism of action and recent clinical trial results, we believe emricasan has the potential to improve patients’ ability to survive longer with cirrhosis while waiting for a liver transplant and potentially to improve their liver disease status such that they may no longer require a liver transplant. In collaboration with Novartis, we plan to focus on advancing toward registration of emricasan for patients with NASH cirrhosis in parallel with our NASH fibrosis development plans. In February 2016, we announced that the FDA granted Fast Track designation to the emricasan development program for the treatment of liver cirrhosis caused by NASH. Based on the recent clinical trial results in patients with cirrhosis and interactions with the FDA, we initiated the Phase 2b ENCORE-PH trial in November 2016 and the Phase 2b ENCORE-LF trial in May 2017.

The ENCORE-PH trial is a randomized, double-blind, placebo-controlled Phase 2b clinical trial to evaluate the effect of emricasan in reducing HVPG in approximately 240 compensated or early decompensated NASH cirrhosis patients with severe portal hypertension, established by baseline HVPG values of 12 mmHg or higher. Patients will be randomized 1:1:1:1 to receive 5 mg of emricasan, 25 mg of emricasan, 50 mg of emricasan, or placebo twice daily for 24 weeks. The primary endpoint is the mean change in HVPG from week 0 to week 24 for each dosing group compared with placebo. Key secondary endpoints include safety and tolerability, dose response, and percentage of patients achieving at least a 20% reduction in HVPG. Top-line results are expected in the second half of 2018. In addition, we amended the protocol for this trial to add a 24-week open-label extension period for patients after they complete the blinded 24-week stage of the trial. A basis for this trial was the clinical trial results from the previously completed exploratory, open-label Phase 2 clinical trial of emricasan in patients with liver cirrhosis due to different etiologies and portal hypertension confirmed by HVPG procedure upon enrollment, which demonstrated a clinically meaningful and statistically significant change from baseline in HVPG in patients with liver cirrhosis and severe portal hypertension (HVPG ≥12 mmHg).

The ENCORE-LF trial is a randomized, double-blind, placebo-controlled Phase 2b clinical trial to evaluate emricasan in approximately 210 patients with decompensated NASH cirrhosis. Patients will be randomized 1:1:1 to receive 5 mg of emricasan, 25 mg of emricasan, or placebo twice daily for at least 48 weeks. The primary endpoint is event-free survival for each treatment group compared with the placebo group. For the purposes of the trial, events are defined as all-cause mortality, new decompensation events, or a progression of ≥4 points in MELD score. Key secondary endpoints include safety and tolerability, MELD and CPT scores, liver transplantation rates, liver metabolic function using the BreathID® Methacetin Breath Test, and health-related quality of life. Top-line results are expected in the second half of 2019.

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

Development Plans

We were granted Orphan Drug Designation in late 2013 by the FDA for the treatment of POLT patients with reestablished fibrosis to delay the progression to cirrhosis and end-stage liver disease. Our clinical development strategy in the POLT patient population is to conduct a Phase 2b clinical trial tracking biomarkers and histology in POLT-HCV-SVR patients. Only approximately 30% of non-transplant HCV patients with fibrosis and SVR show histological signs of fibrosis improvement two years after virus clearance. In May 2014, we initiated the double-blind, placebo-controlled Phase 2b clinical trial in approximately 60 POLT-HCV-SVR patients with residual fibrosis or cirrhosis, classified as Ishak Fibrosis Score 2-6, who will receive 25 mg of emricasan or placebo orally twice daily for two years. The primary endpoint in this exploratory proof-of-concept trial is the change in the Ishak Fibrosis Score compared with placebo. The trial will also evaluate histological markers of inflammation, key serum biomarkers, and the safety and tolerability of emricasan. Top-line results are expected in the second quarter of 2018.  If positive, we believe the results from this trial may serve as a basis for future trials in pre-transplant HCV-SVR patients, who are cured of their HCV but still have residual fibrosis or cirrhosis, as well as potentially in pre-transplant NASH cirrhosis patients and post-transplant NASH recurrent fibrosis or cirrhosis patients.

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

Commercialization Strategy

Under the Collaboration Agreement, Novartis will be responsible for the commercialization of emricasan, and we are eligible to receive up to $650.0 million in milestone payments over the term of the Collaboration Agreement, contingent on the achievement of certain development, regulatory and commercial milestones, as well as royalties. After the initiation of the first Phase 3 clinical trial for an emricasan product candidate, we have the right to elect to enter into a co-commercialization agreement with Novartis under which we would receive up to 30% of the commercial profits less the same percentage of the commercial losses, subject to certain reductions in milestone and royalty payments.

Manufacturing

Pfizer completed a significant portion of the manufacturing process optimization needed to provide an efficient synthesis of active pharmaceutical ingredient, or API, and scale-up methodology for registration trials for emricasan. API was successfully produced under current Good Manufacturing Practices, or cGMP, conditions, and a strategy to scale up the API for commercialization is in development. We believe the quantities of API we acquired from Pfizer are sufficient to support our ongoing clinical trials. Although we believe the current quantities of API are sufficient to complete our ongoing clinical trials, additional API will potentially need to be manufactured for future clinical trials. We have identified a new third-party manufacturer of emricasan API for potential manufacturing needs in the future. Both the emricasan API and the drug product emricasan have demonstrated sufficient stability characteristics in our studies conducted to date.  Furthermore, Novartis is responsible under the Collaboration Agreement for the manufacturing related to emricasan beyond the three Phase 2b ENCORE trials and the Phase 2b POLT-HCV-SVR trial.

Future Product Candidates

We are currently focused on the development of emricasan, but we plan to pursue additional product candidates in the future. We believe that a diversified portfolio will mitigate risks inherent in drug development and increase the likelihood of our success. We plan to expand our development pipeline by developing internal preclinical product candidates or by in-licensing or acquiring preclinical or clinical-stage product candidates. We may develop such product candidates independently or in partnership with third parties.

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

Although there are several product candidates in clinical development, there are currently no therapeutic products approved for the treatment of NASH cirrhosis, NASH fibrosis or POLT-HCV-SVR. There are a number of marketed therapeutics used in each of these diseases to try to remove the underlying cause of the disease, address symptoms or complications of the disease or prevent further liver injury. For example, if the liver damage is a result of HBV or HCV, marketed antiviral medications may be used to treat the virus that led to liver damage. However, we expect that there will continue to be a significant unmet need in the HCV-POLT patient population, including patients with fibrosis after antiviral treatments to clear their HCV infection. If the liver damage is a result of alcoholic hepatitis, marketed alcohol addiction drugs may be used. If the liver damage is a result of obesity, diet and exercise may be prescribed along with marketed therapeutics. If the liver damage is a result of NASH, which is expected to become the leading cause of liver transplants in the next five to ten years, currently marketed drugs are generally used, although none of these are approved for NASH. In addition to the marketed drugs for those indications, there are drugs in development for each of these indications. Although these marketed therapies and those in development may be efficacious, all of them take time to show an effect, and as long as the underlying conditions persist there will continue to be damage to the liver. In NASH, for example, drugs in development have differing mechanisms of action, and it is currently unknown whether any single drug will eliminate liver inflammation and halt liver disease progression into advanced fibrosis. For each of these indications, emricasan is the only product candidate we are aware of that is being developed specifically to reduce the level of apoptosis in the liver. As a result, if successfully developed and approved, emricasan may be used with these other therapies and may be included as an active ingredient in combination products developed and commercialized by Novartis under the Collaboration Agreement.

Material Contracts

Pfizer Inc.

In July 2010, we entered into a Stock Purchase Agreement with Pfizer pursuant to which we acquired all of the outstanding capital stock of Idun, a wholly-owned subsidiary of Pfizer at the time, in consideration for an upfront payment of $250,000 and a promissory note in the principal amount of $1.0 million. In July 2013, the promissory note was amended to become convertible into shares of our common stock following the completion of our initial public offering, at the option of the holder, at a price per share equal to the fair market value of our common stock on the date of conversion. We had the right to prepay the promissory note at any time, and in January 2017, we voluntarily prepaid the entire balance of the principal and accrued interest of the promissory note. The promissory note bore interest at a per annum interest rate equal to 7%, compounded quarterly, and interest was payable on a quarterly basis during the term of the promissory note. The promissory note was scheduled to mature in July 2020, subject to acceleration upon specified events of default, including a change of control transaction, our failure to timely pay any principal or interest when due, our failure to timely provide certain financial information to Pfizer, the creation of any lien on our property other than permitted liens, any disposition of our business or property other than permitted transfers, our payment of dividends or other distributions on our equity securities, our incurrence of any indebtedness other than permitted indebtedness, our involvement in liquidation, dissolution, bankruptcy or similar proceedings, our failure to notify Pfizer of certain material adverse events, our failure to repay any indebtedness that causes an aggregate of $2.0 million or more in such indebtedness to accelerate in maturity and the rendering of certain judgments against us. Pursuant to the Stock Purchase Agreement, we will be required to make additional payments to Pfizer totaling $18.0 million upon the achievement of specified regulatory milestones relating to emricasan.

Idun Sublicense Agreement

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

Novartis Pharma AG

In December 2016, we entered into the Collaboration Agreement with Novartis, pursuant to which we granted Novartis an exclusive option to collaborate with us to develop products containing emricasan.  In May 2017, Novartis exercised its option under the Collaboration Agreement. Pursuant to such exercise, we granted Novartis an exclusive, worldwide license to our intellectual property rights relating to emricasan to collaborate with us for the global development and commercialization of products containing emricasan either as a single active ingredient or in combination with other Novartis compounds for liver cirrhosis or liver fibrosis, for the treatment, diagnosis and prevention of disease in all indications in humans. The license became effective upon our receipt of a $7.0 million option exercise payment in July 2017.

Under the Collaboration Agreement, we are responsible for completing the three ENCORE trials and the POLT-HCV-SVR trial. We share the costs of these four trials equally with Novartis. In addition, until the completion of the four Phase 2b trials, we will equally share the costs of the non-treatment observational study that will follow patients from the four Phase 2b trials. After the completion of the four Phase 2b trials, Novartis will assume 100% of the observational study costs. Novartis is also responsible for 100% of certain expenses for required registration-supportive nonclinical activities. Novartis is responsible for Phase 3 development of products containing only emricasan as an active ingredient, or Emricasan Only Products, and all development for products containing emricasan and one or more other Novartis active ingredients, or Combination Products.  Emricasan Only Products and Combination Products are collectively referred to as Emricasan Products.  A joint steering committee comprised of senior personnel from our company and Novartis oversees the collaboration, development and commercialization of the Emricasan Products.

Pursuant to the Collaboration Agreement, we received an upfront payment of $50.0 million and the option exercise payment of $7.0 million from Novartis. We are eligible to receive up to an aggregate of $650.0 million in milestone payments over the term of the Collaboration Agreement, contingent on the achievement of certain development, regulatory and commercial milestones. Novartis will be required to pay us tiered royalties ranging from the high-teens to the high-twenties as a percentage of net sales of Emricasan Only Products, and tiered royalties ranging from the high-single digits to the mid-teens as a percentage of net sales of Combination Products, subject to reduction in certain cases. We may elect, after the initiation of the first Phase 3 clinical trial for an Emricasan Product, to enter into a co-commercialization agreement with Novartis under which we would receive up to 30% of the commercial profits less the same percentage of the commercial losses for Emricasan Products in the United States, subject to certain reductions in milestone and royalty payments.

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

Concurrent with the entry into the Collaboration Agreement, we entered into an Investment Agreement with Novartis whereby we agreed to sell and Novartis agreed to purchase, convertible promissory notes, in one or two closings, for an aggregate principal amount of up to $15.0 million. In February 2017, we issued to Novartis a convertible promissory note, or the Novartis Note, in the principal amount of $15.0 million. The maturity date of the Novartis Note is December 31, 2019. The Novartis Note bears interest on the unpaid principal balance at a rate of 6% per annum. We may prepay or convert the Novartis Note into shares of our common stock, at our option, until December 31, 2019. Novartis may convert the Novartis Note into shares of our common stock upon a change of control of Conatus or termination of the Collaboration Agreement in its entirety. If converted, the principal and accrued interest under the Novartis Note will convert into shares of our common stock at a conversion price equal to 120% of the 20-day trailing average closing price per share of the common stock immediately prior to the conversion date. Upon the occurrence of certain events of default, the Novartis Note requires us to repay the principal balance of the Novartis Note and any unpaid accrued interest.

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

Our patent portfolio for emricasan contains patents directed to the composition of matter, crystalline forms and methods of use. As of December 31, 2017, we have received three United States patents and corresponding foreign patents and patent applications directed to the composition of matter. Foreign patents have been granted in Australia, Austria, Belgium, Canada, China, Denmark, Europe, Finland, France, Germany, Great Britain, Greece, Hong Kong, India, Ireland, Israel, Italy, Japan, Luxembourg, Mexico, Netherlands, Portugal, Singapore, South Africa, South Korea, Spain, Sweden and Switzerland. We expect that the composition of matter patent, if the appropriate maintenance, renewal, annuity or other governmental fees are paid, will expire in 2018 (United States) and 2019 (international). It is possible that the term of a composition of matter patent in the United States could be extended up to five additional years under the provisions of the Hatch-Waxman Act. Patent term extension may be available in certain foreign countries upon regulatory approval.

Our patent portfolio includes patents directed to crystalline forms and methods of use of emricasan. As of December 31, 2017, we have received one United States patent and corresponding foreign patents and patent application directed to crystalline forms of emricasan. Foreign patents have been granted in Australia, Austria, Belgium, Canada, China, Czech Republic, Denmark, Europe, Finland, France, Germany, Great Britain, Greece, Hong Kong, Hungary, Ireland, Israel, Italy, Japan, Luxembourg, Mexico, Netherlands, Norway, Poland, Portugal, Romania, Singapore, South Africa, South Korea, Spain, Sweden, Switzerland, Taiwan and Turkey. Additional applications are pending in China, Hong Kong and Thailand. We expect that the crystalline forms and methods of use patent, if the appropriate maintenance, renewal, annuity or other governmental fees are paid, will expire in 2028 (United States) and 2027 (international). It is possible that the term of a crystalline forms patent in the United States could be extended up to five additional years under the provisions of the Hatch-Waxman Act. Patent term extension may be available in certain foreign countries upon regulatory approval.

Our patent portfolio includes patents and patent applications directed to certain methods of use of emricasan. As of December 31, 2017, we have received five United States patents and corresponding foreign patents and patent applications directed to methods of use of emricasan. Foreign patents have been granted in Europe, France, Germany, Great Britain, Ireland, Italy, Japan and Spain. We expect that the methods of use patents, if the appropriate maintenance, renewal, annuity or other governmental fees are paid, will expire in 2018. We also have pending international and provisional patent applications for certain methods of use of emricasan in patients with liver disease.

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

•

Phase 2: The drug is evaluated in a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the drug for specific targeted diseases or conditions and to determine dosage tolerance, optimal dosage and dosing schedule. Phase 2 clinical trials can be further divided into Phase 2a and Phase 2b clinical trials. Phase 2a clinical trials are typically smaller and shorter in duration and generally consist of patient exposure-response trials, which focus on proving the hypothesized mechanism of action. Phase 2b clinical trials are typically higher enrolling and longer in duration and generally consist of patient dose-ranging trials, which focus on finding the optimum dose at which the drug shows clinical benefit with minimal side effects.

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

The FDA reviews all NDAs submitted before it accepts them for filing and may request additional information rather than accepting an NDA for filing. The FDA must make a decision on accepting an NDA for filing within 60 days of receipt. Once the submission is accepted for filing, the FDA begins an in-depth review of the NDA. Under the goals and policies agreed to by the FDA under PDUFA, the FDA has ten months from the 60-day filing date in which to complete its initial review of a standard NDA and respond to the applicant and six months for a priority NDA, if the drug is a new molecular entity. The FDA does not always meet its PDUFA goal dates for standard and priority NDAs, and the review process is often significantly extended by FDA requests for additional information or clarification.

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

We submitted applications for orphan drug designation for emricasan for the treatment of fibrosis in HCV-POLT patients in the United States and the EU. In late 2013, we received orphan drug designation from the FDA for the treatment of POLT patients with reestablished fibrosis in their liver to delay the progression to cirrhosis and end-stage liver disease. In the EU, we withdrew the application based on feedback from the applicable regulatory body that emricasan may have efficacy in fibrosis outside of the HCV-POLT patient population.  In June 2017, the FDA granted Orphan Drug Designation to our preclinical product candidate IDN-7314 for the treatment of PSC, a disease affecting bile ducts in the liver, which can lead to cirrhosis and liver failure. In October 2017, IDN-7314 received orphan designation in the EU for the treatment of PSC.

Expedited Development and Review Programs

The FDA has a Fast Track program that is intended to expedite or facilitate the process for reviewing new drugs that meet certain criteria. Specifically, new drugs are eligible for Fast Track designation if they are intended, alone or in combination with one or more drugs, to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Fast Track designation applies to the combination of the product candidate and the specific indication for which it is being studied. If a product candidate receives Fast Track designation, the FDA may consider for review sections of the NDA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA, the FDA agrees to accept sections of the NDA and determines that the schedule is acceptable and the sponsor pays any required user fees upon submission of the first section of the NDA.

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

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the Affordable Care Act. We expect that the current presidential administration and U.S. Congress will likely continue to seek to modify, repeal, or otherwise invalidate all, or certain provisions of, the Affordable Care Act. Most recently, the Tax Cuts and Jobs Act was enacted, which, among other things, removes penalties for not complying with the Affordable Care Act’s individual mandate to carry health insurance. There is still uncertainty with respect to the impact President Trump’s administration and the U.S. Congress may have, if any, and any changes will likely take time to unfold, and could have an impact on coverage and reimbursement for healthcare items and services covered by plans that were authorized by the Affordable Care Act. However, we cannot predict the ultimate content, timing or effect of any healthcare reform legislation or the impact of potential legislation on us.

In addition, other legislative changes have been proposed and adopted in the United States since the Affordable Care Act to reduce healthcare expenditures. These changes include aggregate reductions of Medicare payments to providers of 2% per fiscal year that, due to subsequent legislative amendments, will remain in effect through 2025 unless additional action is taken by Congress. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed bills designed to, among other things, reform government program reimbursement methodologies. Individual states in the United States have also become increasingly active in implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

Fraud and Abuse Laws

We will also be subject to healthcare fraud and abuse laws and other regulations and enforcement by the federal government as well as the state and foreign governments in which we will conduct our business once emricasan or another product candidate developed by us is approved and commercialization of such product candidate begins. Such laws include, without limitation, state and federal anti-kickback, false claims, privacy and security and physician sunshine laws and regulations. Violations of any of such laws or any other governmental regulations may result in penalties, including civil and criminal penalties, damages, fines, the curtailment or restructuring of operations, the exclusion from participation in federal and state healthcare programs and individual imprisonment.

Employees

As of March 1, 2018, we had 35 employees, 33 of whom are full-time, 11 of whom hold Ph.D. or M.D. degrees, 21 of whom were engaged in research and development activities and 14 of whom were in general and administrative positions. None of our employees are subject to a collective bargaining agreement. We consider our relationship with our employees to be good.

Research and Development

We have invested $43.2 million, $20.3 million and $16.3 million in research and development for the years ended December 31, 2017, 2016 and 2015, respectively.

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

Our future success depends on our ability to obtain regulatory approval for, and then successfully commercialize, our only product candidate, emricasan. We have not completed the development of any product candidates. We currently generate no revenues from sales of any drugs, and we may never be able to develop a marketable drug. Emricasan will require additional clinical and non-clinical development, regulatory review and approval in multiple jurisdictions, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenues from product sales. We entered into an Option, Collaboration and License Agreement, or the Collaboration Agreement, with Novartis Pharma AG, or Novartis, pursuant to which we granted Novartis an exclusive license to collaborate with us to develop products containing emricasan either as a single active ingredient or in combination with other Novartis compounds for liver cirrhosis or liver fibrosis.  Novartis is responsible for Phase 3 development of emricasan single agent products and all development for emricasan combination products as well as the manufacturing and commercialization for all emricasan products. Neither we, nor Novartis, are permitted to market or promote emricasan before emricasan receives regulatory approval from the United States Food and Drug Administration, or FDA, or comparable foreign regulatory authorities, and emricasan may never receive such regulatory approvals.

Our registration strategy is to develop emricasan for patients with fibrosis or cirrhosis due to non-alcoholic steatohepatitis, or NASH. Our four ongoing trials are a Phase 2b clinical trial in patients with NASH cirrhosis and severe portal hypertension, a Phase 2b clinical trial in patients with decompensated NASH cirrhosis, a Phase 2b clinical trial in patients with NASH fibrosis, and a Phase 2b clinical trial in post-orthotopic liver transplant, or POLT, recipients with reestablished liver fibrosis post-transplant as a result of recurrent hepatitis C virus, or HCV, infection who have successfully achieved a sustained viral response, or SVR, following HCV antiviral therapy, or POLT-HCV-SVR, patients with residual fibrosis or cirrhosis.

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

We cannot anticipate when or if we will seek regulatory review of emricasan for any indication. We have not previously submitted a new drug application, or NDA, to the FDA, or similar drug approval filings to comparable foreign authorities. An NDA must include extensive preclinical and clinical data and supporting information to establish the product candidate’s safety and effectiveness for each desired indication. The NDA must also include significant information regarding the chemistry, manufacturing and controls for the product. Obtaining approval of an NDA is a lengthy, expensive and uncertain process and may not be obtained. We have not received marketing approval for any product candidate, and we cannot be certain that emricasan will be successful in future clinical trials or receive regulatory approval for any indication. If we do not receive regulatory approvals for and successfully commercialize emricasan on a timely basis or at all, we may not be able to continue our operations. Even if we successfully obtain regulatory approvals to market emricasan, our revenues will be dependent, in part, on Novartis’ ability to commercialize emricasan as well as the size of the markets in the territories for which we gain regulatory approval and have commercial rights. If the markets for the treatment of liver cirrhosis, including NASH cirrhosis, NASH fibrosis or POLT-HCV-SVR are not as significant as we estimate, our business and prospects will be harmed.

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

In addition, undesirable side effects caused by emricasan could result in the delay, suspension or termination of our clinical trials by us, the FDA or other regulatory authorities or institutional review boards, or IRBs, for a number of reasons. To date, over 650 subjects have received emricasan in Phase 1 and Phase 2 clinical trials. The most commonly reported treatment-related adverse events in emricasan-treated subjects were dizziness, headache, fatigue, nausea and diarrhea. Although most of the adverse events reported in relation to emricasan in these trials were mild to moderate, results of our ongoing and future trials could reveal a high and unacceptable severity and prevalence of these or other side effects, including, potentially, more severe side effects. In such an event, our trials could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development of, or deny approval of, emricasan for any or all targeted indications. In addition, the drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the clinical trial or result in potential product liability claims. Even if regulatory authorities granted approval of emricasan, if adverse events caused regulatory authorities to impose a restrictive label or if physicians’ perceptions of emricasan’s safety caused them to limit their use of the drug, our ability to generate sufficient sales of emricasan could be limited. Any of these occurrences may harm our business, prospects, financial condition and results of operations significantly.

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

Emricasan has been the subject of eight competed Phase 1 and eight competed Phase 2 clinical trials. Although we believe emricasan has demonstrated evidence of a beneficial effect in patients with chronic liver disease independent of the cause of disease in these clinical trials, we are now seeking to evaluate emricasan in targeted indications within liver disease, initially NASH cirrhosis and NASH fibrosis, and we have not previously evaluated the safety and efficacy of emricasan in these and other planned indications. Previously, the development program for emricasan focused primarily on the treatment of HCV patients and the evaluation of the product candidate in liver disease generally. We cannot be certain that any of our ongoing and planned clinical trials will be successful, and failure in one indication may have negative consequences for the development of emricasan for other indications. Any such failure may harm our business, prospects and financial condition.

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

We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad.  For example, certain policies of the Trump administration may impact our business and industry.  Namely, the Trump administration has taken several executive actions, including the issuance of a number of executive orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications.  It is difficult to predict how these executive orders will be implemented and the extent to which they will impact the FDA’s ability to exercise its regulatory authority. If these executive actions impose constraints on the FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

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

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the Affordable Care Act. We expect that the current presidential administration and U.S. Congress will likely continue to seek to modify, repeal, or otherwise invalidate all, or certain provisions of, the Affordable Care Act. Most recently, the Tax Cuts and Jobs Act was enacted, which, among other things, removes penalties for not complying with the Affordable Care Act’s individual mandate to carry health insurance.  There is still uncertainty with respect to the impact President Trump’s administration and the U.S. Congress may have, if any, and any changes will likely take time to unfold, and could have an impact on coverage and reimbursement for healthcare items and services covered by plans that were authorized by the Affordable Care Act.  However, we cannot predict the ultimate content, timing or effect of any healthcare reform legislation or the impact of potential legislation on us.

Other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. On August 2, 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2025 unless additional Congressional action is taken. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

There have been, and likely will continue to be, legislative and regulatory proposals at the federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. For instance, there have recently been public hearings in the U.S. Congress concerning pharmaceutical product pricing, which have resulted in several Congressional inquiries and proposed bills designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for pharmaceutical products. Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. We cannot predict the initiatives that may be adopted in the future. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare and/or impose price controls may adversely affect:

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

We currently do not have a commercial organization for the marketing, sales and distribution of pharmaceutical products. We entered into the Collaboration Agreement with Novartis for the development and commercialization of emricasan.  Under the Collaboration Agreement, Novartis is responsible for the commercialization of emricasan worldwide. If emricasan is approved, we will have limited control over the marketing and sales efforts of Novartis, and our revenues from product sales may be lower than if we had commercialized emricasan ourselves.

If the Collaboration Agreement with Novartis is terminated, we may need to build our marketing, sales, distribution, managerial and other non-technical capabilities to commercialize emricasan or make arrangements with third parties to perform these services. We expect that the majority of all liver cirrhosis and POLT-HCV-SVR patients will be treated at tertiary care centers and transplant centers, and therefore our marketing and sales efforts can be addressed with a targeted sales force. We may build our own commercial infrastructure in North America and the EU to target these centers. The establishment and development of our own sales force or the establishment of a contract sales force to market emricasan would be expensive and time-consuming and could delay any commercial launch. Moreover, we cannot be certain that we will be able to successfully develop this capability. We would have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train and retain marketing and sales personnel. We would also face competition in our search for third parties to assist us with the sales and marketing efforts of emricasan. We may also consider other opportunities to partner with a pharmaceutical company that has global capabilities to develop and commercialize.

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

We originally applied for Orphan Drug Designation for emricasan for the treatment of fibrosis in HCV-POLT patients in the United States and the EU. In late 2013, the FDA granted an Orphan Drug Designation for emricasan for the treatment of POLT patients with reestablished fibrosis to delay the progression to cirrhosis and end-stage liver disease. In the EU, we withdrew the application based on feedback from the applicable regulatory body that emricasan may have efficacy in fibrosis outside of the HCV-POLT patient population. In June 2017, the FDA granted Orphan Drug Designation for our preclinical product candidate IDN-7314 for the treatment of primary sclerosing cholangitis, or PSC. In October 2017, the EMA granted orphan designation to IDN-7314 for the treatment of PSC. We cannot assure you that we will be able to obtain orphan drug exclusivity for emricasan or IDN-7314 in any jurisdiction for the target indications in a timely manner or at all or that a competitor will not obtain orphan drug exclusivity that could block the regulatory approval of emricasan or IDN-7314 for several years. If we are unable to obtain Orphan Drug Designation in the United States or in the EU, we will not receive market exclusivity, which might affect our ability to generate sufficient revenues. If a competitor is able to obtain orphan exclusivity that would block emricasan’s or IDN-7314’s regulatory approval, our ability to generate revenues could be significantly reduced, which could harm our business prospects, financial condition and results of operations.

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

We received Orphan Drug Designation from the FDA for emricasan for the treatment of POLT patients with reestablished fibrosis to delay the progression to cirrhosis and end-stage liver disease.  We also received Orphan Drug Designation from the FDA and orphan designation from the EMA for IDN-7314 for the treatment of PSC. We may be unable to obtain regulatory approval for emricasan or IDN-7314 for these orphan populations or any other orphan population, or we may be unable to successfully commercialize emricasan or IDN-7314 for such orphan populations due to risks that include:

•	the orphan patient populations may change in size;
•	there may be changes in the treatment options for patients that may provide alternative treatments to emricasan or IDN-7314;
•	the development costs may be greater than projected revenue of drug sales for the orphan indications;
•	the regulatory agencies may disagree with the design or implementation of our clinical trials;
•	there may be difficulties in enrolling patients for clinical trials;
•	emricasan or IDN-7314 may not prove to be efficacious in the respective orphan patient populations;
•	clinical trial results may not meet the level of statistical significance required by the regulatory agencies; and
•	emricasan or IDN-7314 may not have a favorable risk/benefit assessment in the respective orphan indication.

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

We entered into the Collaboration Agreement with Novartis, and we may form or seek additional strategic alliances or collaborations in the future. Such alliances and collaborations may inhibit future opportunities, or we may not realize the benefits of such collaborations or alliances.

We entered into the Collaboration Agreement with Novartis for the development of emricasan, and we may form or seek strategic alliances, joint ventures or collaborations or enter into licensing arrangements with other third parties that we believe will complement or augment our development and commercialization efforts with respect to future product candidates that we may develop. In connection with entering into the Collaboration Agreement, we incurred non-recurring and other charges and issued a convertible note in the amount of $15.0 million. In addition, for the period from the execution date of the Collaboration Agreement until the earlier of five years after the first commercial sale of an emricasan product in the United States or major European market or ten years from the execution date of the Collaboration Agreement, we have agreed not to develop in any pivotal registration clinical trials or commercialize any pan-caspase inhibitors in liver disease.  Further, Novartis will have a right of first negotiation prior to any offer by us to any third party for future pan-caspase inhibitors that we may develop or acquire for the treatment of liver diseases or for certain retained pan-caspase inhibitors, provided that any license or collaboration that we enter into or propose to enter into must be on terms and conditions in the aggregate no more favorable to such third party than those last offered to Novartis. These provisions, and similar provisions in agreements we may enter into in the future, may inhibit our ability to develop and commercialize other pan-caspase inhibitors, including IDN-7314, or enter into future alliances or collaborations to develop or commercialize other pan-caspase inhibitors, including IDN-7314.

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

As of March 1, 2018, we had 35 employees, 33 of whom are full-time. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial or other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

Although we currently do not have any products on the market, if emricasan or another product candidate developed by us is approved, once commercialization of such product candidate begins, we and our collaborators may be subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which we conduct our business. Such laws include, without limitation:

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

If our or our collaborators’ operations are found to be in violation of any of such laws or any other governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, the curtailment or restructuring of our operations, the exclusion from participation in federal and state healthcare programs and individual imprisonment, any of which could adversely affect our ability to operate our business and our results of operations.

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

Risks Related to Our Reliance on Third Parties

If Novartis terminates the Collaboration Agreement, we may not receive additional payments under the Collaboration Agreement, and we may not be able to enter into a similar agreement on favorable terms, or at all.

Pursuant to the Collaboration Agreement, Novartis has certain termination rights in the circumstances of an uncured material breach or insolvency by us and in the event of a mandated clinical trial hold for any products containing only emricasan as an active ingredient, or Emricasan Only Products. Additionally, Novartis has the right to terminate the Collaboration Agreement without cause upon 180 days prior written notice to us. In such event, the license granted to Novartis will be terminated and revert to us, and Novartis will transfer any ongoing trials for the Emricasan Only Products to us and will cease development of emricasan products. In the event Novartis terminates the Collaboration Agreement due to our uncured material breach or insolvency, the license granted to Novartis pursuant to the Collaboration Agreement will become irrevocable and Novartis will be required to continue to make all milestone and royalty payments otherwise due to us under the Collaboration Agreement, provided that if we materially breach the Collaboration Agreement such that the rights licensed to Novartis or the commercial prospects of emricasan products are seriously impaired, the milestone and royalty payments will be reduced by 50 percent. If Novartis terminates the Collaboration Agreement, we will not receive additional milestones under the Collaboration Agreement, and we may be unable to raise the additional capital required to further develop and commercialize emricasan or enter into a collaboration agreement with another pharmaceutical company with equivalent or comparable terms, or at all. Further, any delays in entering into new strategic partnership agreements related to emricasan could delay the development and commercialization of emricasan, which would harm our business, prospects, financial condition and results of operations.

We depend on Novartis to develop and commercialize emricasan, and we have limited control over how Novartis will conduct development and commercialization activities for emricasan.

Under the Collaboration Agreement, we rely on Novartis for a substantial portion of the financial resources and for the development, regulatory, and commercialization activities for emricasan, and we have limited control over the amount and timing of resources that Novartis devotes to emricasan. In addition, payments associated with development, regulatory and commercial milestones that we may be eligible to receive, as well as royalties and profit and loss sharing, will be dependent upon further advancement of emricasan by Novartis. If these milestones are not met and if emricasan is not commercialized, we will not receive future revenues from our collaboration with Novartis. Novartis may fail to develop or effectively commercialize emricasan for a variety of reasons, including because: it does not have sufficient resources or decides not to devote the necessary resources due to internal constraints such as limited cash or human resources or a change in strategic focus; it decides to pursue a competitive product developed outside of the collaboration; or it cannot obtain the necessary regulatory approvals.

Our dependence on Novartis and the Collaboration Agreement subjects us to a number of risks, including:

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

We acquired quantities of active pharmaceutical ingredient, or API, of emricasan from Pfizer as part of our acquisition of the rights to the product candidate. We believe the quantities we acquired from Pfizer are sufficient to support our ongoing clinical trials. Pursuant to the Collaboration Agreement, Novartis is responsible for the manufacturing of emricasan beyond our ongoing Phase 2b clinical trials. If Novartis terminates the Collaboration Agreement, we will be required to qualify a new API manufacturer prior to commercialization of emricasan and potentially prior to the initiation or completion of future clinical trials. Any delay in qualifying the new manufacturer of API could delay the potential commercialization of emricasan, and in the event that we do not have sufficient API to complete our ongoing clinical trials, it could delay such trials.

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

We have incurred significant operating losses since our inception, including net losses of $17.4 million, $29.7 million and $24.1 million for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, we had an accumulated deficit of $168.0 million. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Our losses have resulted principally from costs incurred in our research and development activities. We anticipate that we will continue to incur operating losses over the next several years as we execute our plan to expand our research, development and commercialization activities, including the clinical development of emricasan, and continue to incur the costs of operating as a public company. In addition, if we obtain regulatory approval of emricasan, we may incur significant sales and marketing expenses. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or whether or when we will become profitable, if ever.

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

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts to continue the clinical development of emricasan, including our ongoing clinical trials. We believe the payments under the Collaboration Agreement and our existing capital resources will fund our share of the development costs for emricasan.  If Novartis terminates the Collaboration Agreement, we will require significant additional amounts in order to continue clinical development and, if approved, launch and commercialize emricasan. To date, our operations have been primarily funded through the proceeds from the issuance of our common and preferred stock, including the proceeds from our initial public offering, or IPO, completed in July 2013 and follow-on public offerings completed in April 2015 and May 2017. In addition, we have funded our operations through proceeds from sales of common stock under an At Market Issuance Sales Agreement, or the Sales Agreement, with MLV & Co. LLC, or MLV, pursuant to which we sold 6,305,526 shares of our common stock pursuant to the Sales Agreement at a weighted average price per share of $2.35 and received net proceeds of $14.2 million, after deducting offering-related transaction costs and commissions. We terminated the Sales Agreement in December 2016. We expect to fund our near-term operations primarily with the upfront payment of $50.0 million that we received from Novartis in December 2016 pursuant to the Collaboration Agreement and proceeds from the issuance of a convertible promissory note in the principal amount of $15.0 million, which we issued to Novartis in February 2017.

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

Our ability to utilize our net operating loss, or NOL, carryforwards and certain other tax attributes may be limited.

Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period), the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income may be limited. During 2017, we completed a Section 382 analysis to determine if our historical NOLs and research and development credits are limited due to an ownership change. Based on this analysis, we experienced an ownership change as a result of our Series A financing in October 2006 and our IPO in July 2013. We may also experience “ownership changes” in the future as a result of subsequent shifts in our stock ownership. At December 31, 2017, we had federal and state NOL carryforwards of $94.6 million and $76.4 million, respectively, net of a de minimis amount of federal NOLs that were determined to be limited for future utilization by Section 382. We also had federal and state research and development credits of $5.0 million and $2.0 million, respectively, net of a de minimis amount of research and development credits that were determined to be limited for future utilization by Section 382. Furthermore, under recently enacted U.S. tax legislation, although the treatment of tax losses generated in taxable years ending before December 31, 2017 has generally not changed, tax losses generated in taxable years beginning after December 31, 2017 may only be utilized to offset 80% of taxable income annually. This change may require us to pay federal income taxes in future years despite generating a loss for federal income tax purposes in prior years.

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

At December 31, 2017, we had $74.9 million of cash, cash equivalents and marketable securities. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents and marketable securities since December 31, 2017, no assurance can be given that deterioration of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or marketable securities or our ability to meet our financing objectives. Furthermore, our stock price may decline due in part to the volatility of the stock market.

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

Composition-of-matter patents on the API and crystalline forms are generally considered to be the strongest form of intellectual property protection for pharmaceutical products, as such patents provide protection without regard to any method of use. We cannot be certain that the claims in our patent applications covering composition-of-matter and crystalline forms of emricasan will be considered patentable by the United States Patent and Trademark Office, or the USPTO, courts in the United States, or by the patent offices and courts in foreign countries. Method-of-use patents protect the use of a product for the specified method. This type of patent does not prevent a competitor from making and marketing a product that is identical to our product for an indication that is outside the scope of the patented method. Moreover, even if competitors do not actively promote their product for our targeted indications, physicians may prescribe these products “off-label.” Although off-label prescriptions may infringe or contribute to the infringement of method-of-use patents, the practice is common and such infringement is difficult to prevent or prosecute.

The strength of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and can be uncertain. Some of our patents related to emricasan were acquired from a predecessor owner and were therefore not written by us or our attorneys, and we did not have control over the drafting and prosecution of these patent applications. Further, the former patent owners might not have given the same attention to the drafting and early prosecution of these patents and applications as we would have if we had been the owners of the patents and applications and had control over the drafting and prosecution. In addition, the former patent owners may not have been completely familiar with United States patent law, possibly resulting in inadequate disclosure and/or claims. This could result in findings of invalidity or unenforceability of the patents we own or patents issuing with reduced claim scope.  Under the Collaboration Agreement, Novartis is responsible for the prosecution and maintenance of jointly owned patents and patent applications. Therefore, these patent applications may not be written by us or our attorneys, and we will not control the drafting, prosecution and maintenance of these patent applications and patents. Novartis might not give the same attention to the drafting and prosecution of these applications as we would if we controlled the drafting and prosecution. This could result in findings of invalidity or unenforceability of such patents or such patent applications issuing with reduced claim scope.

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

Risks Related to Ownership of our Common Stock

The price of our stock may be volatile.

Prior to our IPO, there was no public market for our common stock. Since the commencement of trading in connection with our IPO in July 2013 through March 1, 2018, the sale price per share of our common stock on the Nasdaq Global Market, or Nasdaq, has ranged from a low of $1.40 to a high of $15.67. The trading price of our common stock is likely to continue to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this annual report, these factors include:

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

As of December 31, 2017, our executive officers, directors, 5% stockholders and their affiliates owned approximately 17% of our outstanding voting stock. Therefore, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that our stockholders may feel are in their best interests.

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

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act, as well as rules subsequently adopted by the Securities and Exchange Commission, or the SEC, and Nasdaq to implement provisions of the Sarbanes-Oxley Act, imposes significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas such as “say on pay” and proxy access. Current legislation permits emerging growth companies to implement many of these requirements over a longer period and up to five years following their IPO. We are taking advantage of this legislation but cannot guarantee that we will not be required to implement these requirements sooner than budgeted or planned and thereby incur unexpected expenses. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

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

Persons who were our stockholders prior to our IPO in July 2013 continue to hold a substantial number of shares of our common stock that they are able to sell in the public market, subject in some cases to certain legal restrictions. Significant portions of these shares are held by a small number of stockholders. If these stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. The perception in the market that these sales may occur could also cause the trading price of our common stock to decline. As of March 1, 2018, we had 30,059,999 shares of common stock outstanding.

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

The holders of 791,547 shares of our common stock as of March 1, 2018 (including shares issuable upon exercise of options and warrants) are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by affiliates, as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

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

	High	Low
Year Ended December 31, 2017
First Quarter	$6.43	$4.06
Second Quarter	$9.40	$4.65
Third Quarter	$7.05	$4.80
Fourth Quarter	$6.18	$3.88

	High	Low
Year Ended December 31, 2016
First Quarter	$4.05	$1.40
Second Quarter	$3.45	$1.88
Third Quarter	$2.44	$1.68
Fourth Quarter	$6.30	$1.45

Holders of Common Stock

As of March 1, 2018, there were 30,059,999 shares of our common stock outstanding and 27 holders of record of our common stock. This number was derived from our shareholder records and does not include beneficial owners of our common stock whose shares are held in the name of various dealers, clearing agencies, banks, brokers and other fiduciaries.

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

Equity Compensation Plan Information

The following table summarizes securities available under our equity compensation plans as of December 31, 2017.

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	4,831,172	$5.05	1,140,171
Equity compensation plans not approved by security holders	—	—	—
Total	4,831,172	$5.05	1,140,171

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

The following graph shows a comparison from July 25, 2013, the date our common stock commenced trading on the Nasdaq Global Market, through December 31, 2017 of cumulative total return for our common stock, the Nasdaq Composite Index and the Nasdaq Biotechnology Index. Such returns are based on historical results and are not intended to suggest future performance. The graph assumes the investment of $100 on July 25, 2013 in our stock at the opening trading price of $11.00 and in the indices at the opening trading prices, with the reinvestment of dividends, although dividends have not been declared on our common stock.

	7/25/13	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17
Conatus Pharmaceuticals Inc.	$100	$59	$64	$26	$48	$42
Nasdaq Composite	$100	$116	$132	$140	$150	$192
Nasdaq Biotechnology	$100	$117	$157	$175	$137	$166

ITEM 6.	SELECTED FINANCIAL DATA

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

	Year Ended December 31,
	2017	2016	2015	2014	2013
Statement of Operations Data:
Revenues:
Collaboration revenue	$35,376,796	$799,046	$—	$—	$—
Total revenues	35,376,796	799,046	—	—	—
Operating expenses:
Research and development	43,220,446	20,293,632	16,297,617	14,908,843	6,947,439
General and administrative	9,706,834	10,337,182	7,833,085	7,379,339	4,650,807
Total operating expenses	52,927,280	30,630,814	24,130,702	22,288,182	11,598,246
Loss from operations	(17,550,484)	(29,831,768)	(24,130,702)	(22,288,182)	(11,598,246)
Other income (expense):
Interest income	892,178	138,413	67,885	57,616	22,144
Interest expense	(662,395)	(70,000)	(70,000)	(70,000)	(462,570)
Other (expense) income	(75,712)	29,914	(15,809)	(19,325)	(1,070)
Other financing expense	—	—	—	—	(3,576,750)
Total other income (expense)	154,071	98,327	(17,924)	(31,709)	(4,018,246)
Net loss	$(17,396,413)	$(29,733,441)	$(24,148,626)	$(22,319,891)	$(15,616,492)
Net loss per share applicable to common stockholders, basic and diluted	$(0.61)	$(1.31)	$(1.30)	$(1.44)	$(0.63)
Weighted average shares outstanding used in computing net loss per share applicable to common stockholders, basic and diluted	28,586,625	22,649,911	18,617,537	15,478,999	7,358,201

	December 31,
	2017	2016	2015	2014	2013
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$74,853,247	$77,015,124	$36,508,109	$37,071,946	$56,352,987
Working capital	51,081,683	40,892,572	34,507,442	33,693,531	54,081,487
Total assets	81,940,890	82,323,840	39,727,268	38,447,881	56,935,954
Note payable	—	1,000,000	1,000,000	1,000,000	1,000,000
Convertible note payable	13,157,534	—	—	—	—
Deferred revenue, less current portion	12,518,667	20,803,762	—	—	—
Other long-term liabilities	126,030	171,544	204,224	58,699	—
Total stockholders’ equity	27,996,312	21,788,546	34,540,346	33,213,949	53,118,950

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We plan to continue advancing toward registration of emricasan for patients with fibrosis or cirrhosis due to nonalcoholic steatohepatitis, or NASH. Our current clinical program for emricasan includes the following randomized, double-blind, placebo-controlled Phase 2b clinical trials:

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

In addition, we recently initiated a non-treatment observational study pursuant to which subjects from the four trials above will be followed for an up to three-year safety follow-up.

In May 2017, Novartis Pharma AG, or Novartis, exercised its option under the Option, Collaboration and License Agreement, or the Collaboration Agreement, we entered into with Novartis in December 2016. Pursuant to such exercise, we granted Novartis an exclusive, worldwide license to our intellectual property rights relating to emricasan to collaborate with us for the global development and commercialization of products containing emricasan either as a single active ingredient or in combination with other Novartis compounds for liver cirrhosis or liver fibrosis, for the treatment, diagnosis and prevention of disease in all indications in humans. The license became effective upon our receipt of a $7.0 million option exercise payment in July 2017.

Pursuant to the Collaboration Agreement, we are responsible for completing the three ENCORE trials and the POLT-HCV-SVR trial described above. We share the costs of these four Phase 2b trials equally with Novartis. In addition, until the completion of the four Phase 2b trials, we will equally share the costs of the non-treatment observational study that will follow patients from the four Phase 2b trials.  After the completion of the four Phase 2b trials, Novartis will assume 100% of the observational study costs. Novartis is responsible for 100% of certain expenses for required registration-supportive nonclinical activities. Novartis is also responsible for the development of emricasan beyond the four Phase 2b trials and the observational study described above, including the Phase 3 development of emricasan single agent products and all development for emricasan combination products, and Novartis has agreed to use commercially reasonable efforts to develop and commercialize emricasan products. A joint steering committee comprised of representatives from our company and Novartis oversees the collaboration, development and commercialization of emricasan products.

Under the Collaboration Agreement, Novartis paid us an upfront payment of $50.0 million and the option exercise payment of $7.0 million.  In addition, we are eligible to receive up to an aggregate of $650.0 million in milestone payments, as well as royalties.

In June 2017, the U.S. Food and Drug Administration granted Orphan Drug Designation to our preclinical product candidate IDN-7314, a pan-caspase inhibitor, for the treatment of primary sclerosing cholangitis, or PSC, a disease affecting bile ducts in the liver, which can lead to cirrhosis and liver failure. In October 2017, the European Medicines Agency granted orphan designation to IDN-7314 for the treatment of PSC. We believe these orphan designations provide an opportunity to address an important unmet medical need and expand our development pipeline beyond emricasan. Pursuant to the Collaboration Agreement, Novartis will have a right of first negotiation prior to any offer for IDN-7314 by us to a third party, and we may not develop IDN-7314 in any pivotal registration clinical trials or commercialize IDN-7314 in liver disease until the earlier of five years after the first commercial sale of an emricasan product in the United States or major European market or ten years from the execution date of the Collaboration Agreement. We will continue to evaluate the potential of IDN-7314 as a product candidate as a component of our pipeline expansion plans. We also plan to expand our development pipeline by internal development of new preclinical product candidates leveraging our expertise with caspase inhibition or by in-licensing or acquiring preclinical or clinical product candidates consistent with our product development and regulatory expertise. In addition to liver disease, we may pursue the development of product candidates in other disease areas.

Since our inception, our primary activities have been organizational activities, including recruiting personnel, conducting research and development, including clinical trials, and raising capital. We have no products approved for sale, and we have not generated any revenues from product sales to date. We have funded our operations since inception primarily through sales of equity securities and convertible promissory notes and payments made under the Collaboration Agreement, and we have incurred significant operating losses since our inception. We have never been profitable and have incurred net losses of $17.4 million, $29.7 million and $24.1 million in the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, we had an accumulated deficit of $168.0 million.

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

As of December 31, 2017, we had cash, cash equivalents and marketable securities of $74.9 million. Although it is difficult to predict future liquidity requirements, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operations for at least the next 12 months from the date of the filing of this Form 10-K. We will need to raise additional capital to fund further operations, including the development of internally developed and/or in-licensed product candidates other than emricasan or the co-commercialization of emricasan with Novartis. We may obtain additional financing in the future through the issuance of our common stock in future public offerings, through other equity or debt financings or through collaborations or partnerships with other companies.

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

Research and Development Expenses

The majority of our operating expenses to date have been incurred in research and development activities. Starting in late 2011, research and development expenses have been focused on the development of emricasan. Since acquiring emricasan in 2010, we have incurred $108.8 million in the development of emricasan through December 31, 2017. Our business model is currently focused on the development of emricasan in various liver diseases and is dependent upon our continuing to conduct research and a significant amount of clinical development. Our research and development expenses consist primarily of:

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

We are currently focused on advancing emricasan in multiple indications, and our future research and development expenses will depend on its clinical success. In addition, we cannot forecast with any degree of certainty to what extent Novartis will develop and commercialize emricasan under the Collaboration Agreement.

Research and development expenditures will continue to be significant as we continue clinical development of emricasan over at least the next several years. We expect to incur significant development costs as we conduct our ongoing Phase 2b trials of emricasan and develop product candidates other than emricasan.

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

Interest Expense

Interest expense consists of accrued interest on our $15.0 million convertible promissory note payable to Novartis, or the Novartis Note, and coupon interest on our $1.0 million promissory note payable to Pfizer Inc., or the Pfizer Note.

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

We periodically reviewed the estimated performance periods under the Collaboration Agreement, which provides for non-refundable upfront payments and fees. We adjusted the periods over which revenue was recognized when appropriate to reflect changes in assumptions relating to the estimated performance periods. In the first quarter of 2018, we will adopt new accounting guidance that will change future patterns of revenue recognition.

We record revenues related to the reimbursement of costs incurred under the Collaboration Agreement where we act as a principal, control the research and development activities and bear credit risk. Under the Collaboration Agreement, we are reimbursed for associated out-of-pocket costs and for a certain amount of our full-time equivalent, or FTE, costs based on an agreed-upon FTE rate. The gross amount of these pass-through reimbursed costs is reported as revenue in the accompanying statements of operations and comprehensive loss, while the actual expenses for which we are reimbursed are reflected as research and development costs. In the first quarter of 2018, we will adopt new accounting guidance that will change future patterns of revenue recognition.

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

We base our expenses related to clinical trials on our estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and CROs that conduct and manage clinical trials on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows and expense recognition. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual accordingly. Our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in our reporting changes in estimates in any particular period. We have not experienced any significant adjustments to our estimates to date. In the years ended December 31, 2017, 2016 and 2015, we increased our clinical trial activities, and we expect our clinical trial activities to continue to be significant in the next several years.

Stock-Based Compensation

Stock-based compensation expense for stock option grants under our stock option plans is recorded at the estimated fair value of the award as of the grant date and is recognized as expense on a straight-line basis over the requisite service period of the stock-based award, and forfeitures are recognized as they occur. Stock-based compensation expense for employee stock purchases under our 2013 Employee Stock Purchase Plan, or the ESPP, is recorded at the estimated fair value of the purchase as of the plan enrollment date and is recognized as expense on a straight-line basis over the applicable six-month ESPP offering period. We estimate the fair value of our stock-based awards to employees and directors using the Black-Scholes model. The Black-Scholes model requires the input of subjective assumptions, including the risk-free interest rate, expected dividend yield, expected volatility, expected term and the fair value of the underlying common stock on the date of grant, among other inputs. We account for stock options granted to non-employees using the fair value approach. Stock options granted to non-employees are subject to periodic revaluation over their vesting terms.

Net Operating Loss and Research and Development Tax Credit Carryforwards

At December 31, 2017, we had federal and state net operating loss, or NOL, carryforwards of $94.6 million and $76.4 million, respectively. The federal loss carryforwards begin to expire in 2025, and the state carryforwards began to expire in 2015. As a result, state loss carryforwards of $4.2 million generated in 2007 were removed from our 2017 ending NOL balance. At December 31, 2017, we also had federal and state research credit carryforwards of $5.0 million and $2.0 million, respectively. The federal research credit carryforwards will begin expiring in 2026 unless previously utilized. The state research credit will carry forward indefinitely.

During 2017, we completed a Section 382 analysis to determine if our historical NOLs and research and development credits are limited due to an ownership change. The Section 382 analysis showed an ownership change at the Series A financing in October 2006 and at the IPO in July 2013. The Section 382 change resulted in a forfeiture of a de minimis amount of NOLs from 2006 and a research and development credit of a de minimis amount from 2006. All remaining NOLs and credits are eligible to be used during the carryforward period. We utilized $13.1 million of NOLs to offset our 2017 taxable income. We have recorded a valuation allowance on all of our deferred tax assets, including our deferred tax assets related to our NOL and research and development tax credit carryforwards.

Results of Operations

Comparison of the Years Ended December 31, 2017, 2016 and 2015

Total Revenues

Total revenues were $35.4 million for the year ended December 31, 2017, as compared to $0.8 million for the same period in 2016. The increase of $34.6 million was primarily due to recognition of a complete year of collaboration revenue related to the Collaboration Agreement with Novartis, which was executed in December 2016.

Total revenues were $0.8 million for the year ended December 31, 2016, as compared to $0.0 million for the same period in 2015. For the year ended December 31, 2016, total revenues consisted of collaboration revenue related to the Collaboration Agreement with Novartis, which was executed in December 2016.

We recognized collaboration revenue on the license portion of deferred revenue on a straight-line basis between the inception of the agreement (or with respect to the option exercise fee, upon exercise of the option) through November 2019 – the estimated period over which we expect to perform the research and development services. Due to the inherently unpredictable nature of product development activities, we periodically reviewed the performance period of the research and development services and adjusted the period over which revenue was recognized when appropriate. In the first quarter of 2018, we will adopt new accounting guidance that will change future patterns of revenue recognition.

Research and Development Expenses

Research and development expenses were $43.2 million for the year ended December 31, 2017, as compared to $20.3 million for the same period in 2016. The increase of $22.9 million was primarily due to an increase in external costs related to emricasan and new product candidate development and higher personnel costs. In 2017, external research and development expenses for emricasan were $34.0 million, compared to $13.7 million in 2016. The increase of $20.3 million was primarily due to the ramp up of our ENCORE-NF, ENCORE-PH and ENCORE-LF clinical trials. In 2017, external research and development expenses not related to emricasan were $1.3 million, compared to $0.0 million in 2016. Research and development related personnel expenses were $7.6 million in 2017 and $6.3 million in 2016. The increase of $1.3 million was primarily due to higher employee salaries and benefits and stock compensation.

Research and development expenses were $20.3 million for the year ended December 31, 2016, as compared to $16.3 million for the same period in 2015. The increase of $4.0 million was primarily due to an increase in external costs related to emricasan and higher personnel costs. In 2016, external research and development expenses for emricasan were $13.7 million, compared to $10.4 million in 2015. The increase of $3.3 million was primarily due to higher spending on the ENCORE trials, partially offset by lower spending on the completed Phase 2 liver cirrhosis trial and Phase 2 portal hypertension trial. Research and development related personnel expenses were $6.3 million in 2016 and $5.6 million in 2015. The increase of $0.7 million was primarily due to higher employee salaries and benefits.

General and Administrative Expenses

General and administrative expenses were $9.7 million for the year ended December 31, 2017, as compared to $10.3 million for the same period in 2016. The decrease of $0.6 million was primarily due to lower consulting and legal fees related to the Collaboration Agreement in 2017 as compared to 2016. General and administrative related personnel expenses were $5.5 million in 2017 and $5.4 million in 2016. The increase of $0.1 million was primarily due to higher stock compensation.

General and administrative expenses were $10.3 million for the year ended December 31, 2016, as compared to $7.8 million for the same period in 2015. The increase of $2.5 million was primarily due to higher consulting fees, personnel costs and legal fees. The increase in consulting and legal fees was primarily due to the execution of the Collaboration Agreement. General and administrative related personnel expenses were $5.4 million in 2016 and $4.6 million in 2015. The increase of $0.8 million was primarily due to higher employee salaries and benefits.

Changes in components of Other Income (Expense) were as follows:

Interest Income

Interest income was $892,000, $138,000 and $68,000 for the years ended December 31, 2017, 2016 and 2015, respectively. Interest income consisted of interest earned on our cash, cash equivalents and marketable securities and fluctuates based on changes in investment balances and interest rates.

Interest Expense

Interest expense was $662,000, $70,000 and $70,000 for the years ended December 31, 2017, 2016 and 2015, respectively. The increase was due to higher interest expense related to the Novartis Note, which was issued in February 2017, partially offset by lower interest expense related to the Pfizer Note, which was voluntarily prepaid in January 2017.

Other (Expense) Income

Other expense was $76,000 for the year ended December 31, 2017. Other income was $30,000 for the year ended December 31, 2016. Other expense was $16,000 for the year ended December 31, 2015. Other (expense) income represents non-operating transactions such as those caused by currency fluctuations between transaction dates and settlement dates and the conversion of account balances held in foreign currencies to U.S. dollars.

Liquidity and Capital Resources

We have incurred losses since inception and negative cash flows from operating activities for the years ended December 31, 2017 and 2015. For the year ended December 31, 2016, we had positive net cash flows from operating activities due to the upfront payment related to the Collaboration Agreement with Novartis. As of December 31, 2017, we had an accumulated deficit of $168.0 million. We anticipate that we will continue to incur net losses for the foreseeable future as we continue the development and potential commercialization of emricasan.

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

In December 2016, we entered into the Collaboration Agreement with Novartis pursuant to which we granted Novartis an exclusive option to collaborate with us for the global development and commercialization of emricasan. Under the Collaboration Agreement, Novartis paid us an upfront payment of $50.0 million. In May 2017, Novartis exercised its option, and we received a $7.0 million option exercise payment in July 2017. Concurrent with the entry into the Collaboration Agreement, we entered into an Investment Agreement with Novartis whereby we agreed to sell and Novartis agreed to purchase, convertible promissory notes, in one or two closings, for an aggregate principal amount of up to $15.0 million. In February 2017, we issued the Novartis Note in the principal amount of $15.0 million. The maturity date of the Novartis Note is December 31, 2019. The Novartis Note bears interest on the unpaid principal balance at a rate of 6% per annum. We may prepay or convert the Novartis Note into shares of our common stock, at our option, until December 31, 2019. Novartis may convert the Novartis Note into shares of our common stock upon a change of control of our company or termination of the Collaboration Agreement by Novartis pursuant to certain provisions. If converted, the principal and accrued interest under the Novartis Note will convert into shares of our common stock at a conversion price equal to 120% of the 20-day trailing average closing price per share of the common stock immediately prior to the conversion date. Upon the occurrence of certain events of default, the Novartis Note requires us to repay the principal balance and any unpaid accrued interest.

At December 31, 2017, we had cash, cash equivalents and marketable securities of $74.9 million. We believe our existing cash, cash equivalents and marketable securities will be sufficient to fund our operations for at least the next 12 months from the date of the filing of this Form 10-K. To fund further operations, we will need to raise additional capital. We plan to continue to fund losses from operations and capital funding needs through future equity and debt financing, as well as potential collaborations. The sale of additional equity or convertible debt could result in additional dilution to our stockholders. The incurrence of indebtedness would result in debt service obligations and could result in operating and financing covenants that would restrict our operations. No assurances can be provided that financing will be available in the amounts we need or on terms acceptable to us, if at all. If we are not able to secure adequate additional funding, we may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. Any of these actions could materially harm our business, results of operations and future prospects.

The following table sets forth a summary of the net cash flow activity for each of the periods set forth below:

	Year Ended December 31,
	2017	2016	2015
Net cash (used in) provided by operating activities	$(33,210,041)	$26,997,001	$(22,546,185)
Net cash (used in) provided by investing activities	(39,871,250)	3,582,797	4,119,640
Net cash provided by financing activities	31,076,718	13,627,521	22,389,961
Net (decrease) increase in cash and cash equivalents	$(42,004,573)	$44,207,319	$3,963,416

Net cash used in operating activities was $33.2 million for the year ended December 31, 2017, which consisted primarily of cash used to fund our operations related to the development of emricasan. Net cash provided by operating activities was $27.0 million for the year ended December 31, 2016, which consisted primarily of cash received from Novartis for the upfront payment related to the Collaboration Agreement, partially offset by cash used to fund our operations related to the development of emricasan. Net cash used in operating activities was $22.5 million for the year ended December 31, 2015, which consisted primarily of cash used to fund our operations related to the development of emricasan.

Net cash used in investing activities was $39.9 million for the year ended December 31, 2017, which consisted primarily of cash used to purchase marketable securities, partially offset by proceeds from maturities of marketable securities. Net cash provided by investing activities was $3.6 million and $4.1 million for the years ended December 31, 2016 and 2015, respectively, which consisted primarily of proceeds from maturities of marketable securities, partially offset by cash used to purchase marketable securities.

Net cash provided by financing activities was $31.1 million for the year ended December 31, 2017, which consisted primarily of net proceeds from our public offering in May 2017 and proceeds from issuance of the Novartis Note in February 2017, partially offset by the repurchase of shares from Advent in May 2017 and voluntary prepayment of the Pfizer Note in January 2017. For the year ended December 31, 2016, net cash provided by financing activities was $13.6 million, which consisted primarily of net proceeds from sales of common stock pursuant to the Sales Agreement. For the year ended December 31, 2015, net cash provided by financing activities was $22.4 million, which consisted primarily of net proceeds from our public offering in April 2015 and sales of common stock pursuant to the Sales Agreement.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at December 31, 2017:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations	$1,211,059	$423,519	$787,540	$—	$—
Convertible note payable	12,500,000	—	12,500,000	—	—
Interest on convertible note payable	2,157,534	—	2,157,534	—	—
Total	$15,868,593	$423,519	$15,445,074	$—	$—

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

Our commitment for long-term debt relates to the $15.0 million Novartis Note, which was issued in February 2017. The maturity date of the Novartis Note is December 31, 2019. The Novartis Note bears interest on the unpaid principal balance at a rate of 6% per annum. We may prepay or convert the Novartis Note into shares of our common stock, at our option, until December 31, 2019. Novartis may convert the Novartis Note into shares of our common stock upon a change of control of our company or termination of the Collaboration Agreement by Novartis pursuant to certain provisions. If converted, the principal and accrued interest under the Novartis Note will convert into shares of our common stock at a conversion price equal to 120% of the 20-day trailing average closing price per share of the common stock immediately prior to the conversion date. Upon the occurrence of certain events of default, the Novartis Note requires us to repay the principal balance and any unpaid accrued interest. The ability to borrow and repay the debt at a discount using shares of our common stock was deemed to be additional, foregone revenue attributable to the Collaboration Agreement, which we imputed and recorded as both a receivable from Novartis and a liability (deferred revenue) of $2.5 million at the inception of the Collaboration Agreement and the Investment Agreement. In February 2017, we recorded the $15.0 million proceeds from the issuance of the Novartis Note as a convertible note payable in the amount of $12.5 million and a reduction of the outstanding receivable from Novartis of $2.5 million.

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

Interest Rate Risk

Our cash, cash equivalents and marketable securities as of December 31, 2017 consisted of cash, money market funds and corporate debt securities. We are exposed to market risk related to fluctuations in interest rates and market prices. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of United States interest rates. However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our financial condition or results of operations.

Our long-term debt bears interest at a fixed rate and therefore has minimal exposure to changes in interest rates.

Foreign Currency Exchange Risk

We incur costs related to our clinical programs in foreign currencies, primarily euros, and are subject to currency fluctuations between transaction dates and settlement dates. Foreign currency gains (losses) are recorded in other income (expense). Through December 31, 2017, we have not incurred any material effects from foreign currency changes.

Inflation Risk

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our business, financial condition or results of operations during the year ended December 31, 2017.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2017, our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of the end of the period covered by this annual report on Form 10-K. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective.

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

As of December 31, 2017, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on this assessment, our management concluded that, as of December 31, 2017, our internal control over financial reporting was effective based on those criteria.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2018 Annual Meeting of Stockholders, or the Definitive Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2017, under the headings “Election of Directors,” “Corporate Governance,” “Our Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

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

A list of exhibits is set forth on the Exhibit Index immediately preceding the signature page of this annual report on Form 10-K and is incorporated herein by reference.

ITEM 16.	FORM 10-K SUMMARY

None.

Conatus Pharmaceuticals Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Conatus Pharmaceuticals Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Conatus Pharmaceuticals Inc. (the Company) as of December 31, 2017 and 2016, the related statements of operations and comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2007.

San Diego, California

March 8, 2018

Conatus Pharmaceuticals Inc.

Balance Sheets

	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$16,078,836	$58,083,409
Marketable securities	58,774,411	18,931,715
Collaboration receivables	3,366,585	2,500,000
Prepaid and other current assets	1,004,198	937,436
Total current assets	79,224,030	80,452,560
Property and equipment, net	178,649	261,446
Other assets	2,538,211	1,609,834
Total assets	$81,940,890	$82,323,840
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$11,961,983	$5,311,093
Accrued compensation	2,008,288	2,351,703
Current portion of deferred revenue	14,172,076	30,897,192
Note payable	—	1,000,000
Total current liabilities	28,142,347	39,559,988
Deferred revenue, less current portion	12,518,667	20,803,762
Convertible note payable	13,157,534	—
Deferred rent	126,030	171,544
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized; 30,034,757 shares issued and outstanding at December 31, 2017; 26,118,722 shares issued and outstanding at December 31, 2016	3,003	2,612
Additional paid-in capital	196,077,250	172,424,531
Accumulated other comprehensive loss	(77,076)	(6,145)
Accumulated deficit	(168,006,865)	(150,632,452)
Total stockholders’ equity	27,996,312	21,788,546
Total liabilities and stockholders’ equity	$81,940,890	$82,323,840

See accompanying notes to financial statements.

Conatus Pharmaceuticals Inc.

Statements of Operations and Comprehensive Loss

	Year Ended December 31,
	2017	2016	2015
Revenues:
Collaboration revenue	$35,376,796	$799,046	$—
Total revenues	35,376,796	799,046	—
Operating expenses:
Research and development	43,220,446	20,293,632	16,297,617
General and administrative	9,706,834	10,337,182	7,833,085
Total operating expenses	52,927,280	30,630,814	24,130,702
Loss from operations	(17,550,484)	(29,831,768)	(24,130,702)
Other income (expense):
Interest income	892,178	138,413	67,885
Interest expense	(662,395)	(70,000)	(70,000)
Other (expense) income	(75,712)	29,914	(15,809)
Total other income (expense)	154,071	98,327	(17,924)
Net loss	$(17,396,413)	$(29,733,441)	$(24,148,626)
Other comprehensive income (loss):
Net unrealized (losses) gains on marketable securities	(70,931)	(2,238)	9,390
Comprehensive loss	$(17,467,344)	$(29,735,679)	$(24,139,236)
Net loss per share, basic and diluted	$(0.61)	$(1.31)	$(1.30)
Weighted average shares outstanding used in computing net loss per share, basic and diluted	28,586,625	22,649,911	18,617,537

See accompanying notes to financial statements.

Conatus Pharmaceuticals Inc.

Statements of Stockholders’ Equity

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at January 1, 2015	15,560,614	$1,556	$129,976,075	$(13,297)	$(96,750,385)	$33,213,949
Vesting of early exercise of employee stock options	71,249	9	24,395	—	—	24,404
Issuance of common stock upon exercise of stock options	21,029	—	19,212	—	—	19,212
Issuance of common stock for employee stock purchase plan	17,914	2	65,521	—	—	65,523
Share-based compensation	—	—	3,315,943	—	—	3,315,943
Issuance of common stock, net of offering costs	4,174,805	417	22,040,134	—	—	22,040,551
Net loss	—	—	—	—	(24,148,626)	(24,148,626)
Unrealized gain on marketable securities	—	—	—	9,390	—	9,390
Balance at December 31, 2015	19,845,611	1,984	155,441,280	(3,907)	(120,899,011)	34,540,346
Vesting of early exercise of employee stock options	29,707	3	2,899	—	—	2,902
Issuance of common stock upon exercise of stock options	60,807	6	55,923	—	—	55,929
Issuance of common stock for employee stock purchase plan	26,876	3	49,676	—	—	49,679
Share-based compensation	—	—	3,353,456	—	—	3,353,456
Issuance of common stock, net of offering costs	6,155,721	616	13,521,297	—	—	13,521,913
Net loss	—	—	—	—	(29,733,441)	(29,733,441)
Unrealized loss on marketable securities	—	—	—	(2,238)	—	(2,238)
Balance at December 31, 2016	26,118,722	2,612	172,424,531	(6,145)	(150,632,452)	21,788,546
Issuance of common stock upon exercise of stock options	78,568	8	103,813	—	—	103,821
Issuance of common stock for employee stock purchase plan	24,303	2	65,648	—	—	65,650
Share-based compensation	—	—	4,076,392	—	22,000	4,098,392
Issuance of common stock, net of offering costs	5,980,000	598	30,609,191	—	—	30,609,789
Repurchase of common stock	(2,166,836)	(217)	(11,202,325)	—	—	(11,202,542)
Net loss	—	—	—	—	(17,396,413)	(17,396,413)
Unrealized loss on marketable securities	—	—	—	(70,931)	—	(70,931)
Balance at December 31, 2017	30,034,757	$3,003	$196,077,250	$(77,076)	$(168,006,865)	$27,996,312

See accompanying notes to financial statements.

Conatus Pharmaceuticals Inc.

Statements of Cash Flows

	Year Ended December 31,
	2017	2016	2015
Operating activities
Net loss	$(17,396,413)	$(29,733,441)	$(24,148,626)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	108,303	105,841	67,856
Stock-based compensation expense	4,098,392	3,353,456	3,315,943
Amortization of premiums and discounts on marketable securities, net	(67,883)	5,716	328,479
Accrued interest included in convertible note payable	657,534	—	—
Changes in operating assets and liabilities:
Collaboration receivables	(866,585)	(2,500,000)	—
Prepaid and other current assets	(123,028)	934,991	(1,185,213)
Other assets	(872,111)	(624,101)	(798,754)
Accounts payable and accrued expenses	6,638,056	2,856,020	(581,218)
Accrued compensation	(343,415)	917,801	289,587
Deferred revenue	(25,010,211)	51,700,954	—
Deferred rent	(32,680)	(20,236)	165,761
Net cash (used in) provided by operating activities	(33,210,041)	26,997,001	(22,546,185)
Investing activities
Maturities of marketable securities	81,877,000	44,597,000	62,574,000
Purchase of marketable securities	(121,722,744)	(40,904,650)	(58,365,836)
Capital expenditures	(25,506)	(109,553)	(88,524)
Net cash (used in) provided by investing activities	(39,871,250)	3,582,797	4,119,640
Financing activities
Proceeds from issuance of convertible note payable, net	12,500,000	—	—
Principal payment on promissory note	(1,000,000)	—	—
Proceeds from issuance of common stock, net	30,609,789	13,521,913	22,305,226
Repurchase of common stock	(11,202,542)	—	—
Proceeds from stock issuances related to exercise of stock options and employee stock purchase plan	169,471	105,608	84,735
Net cash provided by financing activities	31,076,718	13,627,521	22,389,961
Net (decrease) increase in cash and cash equivalents	(42,004,573)	44,207,319	3,963,416
Cash and cash equivalents at beginning of period	58,083,409	13,876,090	9,912,674
Cash and cash equivalents at end of period	$16,078,836	$58,083,409	$13,876,090
Supplemental disclosure of cash flow information:
Cash paid for interest	$4,861	$70,000	$70,000
Supplemental schedule of noncash investing and financing activities:
Purchases of property and equipment included in accounts payable	$—	$—	$87,000

See accompanying notes to financial statements.

Conatus Pharmaceuticals Inc.

Notes to Financial Statements

1.	Organization and Basis of Presentation

Conatus Pharmaceuticals Inc. (the Company) was incorporated in the state of Delaware on July 13, 2005. The Company is a biotechnology company focused on the development and commercialization of novel medicines to treat liver disease.

As of December 31, 2017, the Company has devoted substantially all of its efforts to product development and has not realized product sales revenues from its planned principal operations.

The Company has a limited operating history, and the sales and income potential of the Company’s business and market are unproven. The Company has experienced net losses since its inception and, as of December 31, 2017, had an accumulated deficit of $168.0 million. The Company expects to continue to incur net losses for at least the next several years. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure. If the Company is unable to generate revenues adequate to support its cost structure, the Company may need to raise additional equity or debt financing. As of December 31, 2017, the Company had cash, cash equivalents and marketable securities of $74.9 million and working capital of $51.1 million.

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

Marketable Securities

The Company classifies its marketable securities as available-for-sale and records such assets at estimated fair value in the balance sheets, with unrealized gains and losses, if any, reported as a component of other comprehensive income (loss) within the statements of operations and comprehensive loss and as a separate component of stockholders’ equity. The Company classifies marketable securities with remaining maturities greater than one year as current assets because such marketable securities are available to fund the Company’s current operations. The Company invests its excess cash balances primarily in corporate debt securities and money market funds with strong credit ratings. Realized gains and losses are calculated on the specific identification method and recorded as interest income. There were no realized gains and losses for the years ended December 31, 2017, 2016 and 2015.

At each balance sheet date, the Company assesses available-for-sale securities in an unrealized loss position to determine whether the unrealized loss is other-than-temporary. The Company considers factors including: the significance of the decline in value compared to the cost basis, underlying factors contributing to a decline in the prices of securities in a single asset class, the length of time the market value of the security has been less than its cost basis, the security’s relative performance versus its peers, sector or asset class, expected market volatility and the market and economy in general. When the Company determines that a decline in the fair value below its cost basis is other-than-temporary, the Company recognizes an impairment loss in the period in which the other-than-temporary decline occurred. There have been no other-than-temporary declines in the value of marketable securities for the years ended December 31, 2017, 2016 and 2015, as it is more likely than not the Company will hold the securities until maturity or a recovery of the cost basis.

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

Long-Lived Assets

The Company regularly reviews the carrying value and estimated lives of all of its long-lived assets, including property and equipment, to determine whether indicators of impairment may exist which warrant adjustments to carrying values or estimated useful lives. The determinants used for this evaluation include management’s estimate of the asset’s ability to generate positive income from operations and positive cash flow in future periods, as well as the strategic significance of the assets to the Company’s business objective. Should an impairment exist, the impairment loss would be measured based on the excess of the carrying amount of the asset’s fair value. The Company has not recognized any impairment losses through December 31, 2017.

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

The Company periodically reviewed the estimated performance periods under the Collaboration Agreement, which provides for non-refundable upfront payments and fees. The Company adjusted the periods over which revenue was recognized when appropriate to reflect changes in assumptions relating to the estimated performance periods. In the first quarter of 2018, the Company will adopt new accounting guidance that will change future patterns of revenue recognition.

The Company records revenues related to the reimbursement of costs incurred under the Collaboration Agreement where the Company acts as a principal, controls the research and development activities and bears credit risk. Under the Collaboration Agreement, the Company is reimbursed for associated out-of-pocket costs and for a certain amount of the Company’s full-time equivalent (FTE) costs based on an agreed-upon FTE rate. The gross amount of these pass-through reimbursed costs is reported as revenue in the accompanying statements of operations and comprehensive loss, while the actual expenses for which the Company is reimbursed are reflected as research and development costs. In the first quarter of 2018, the Company will adopt new accounting guidance that will change future patterns of revenue recognition.

See Note 9 – Collaboration and License Agreements for further information.

Research and Development Expenses

All research and development costs are expensed as incurred.

Income Taxes

The Company’s policy related to accounting for uncertainty in income taxes prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. As of December 31, 2017, there are no unrecognized tax benefits included in the balance sheet that would, if recognized, affect the Company’s effective tax rate. The Company has not recognized interest and penalties in the balance sheets or statements of operations and comprehensive loss. The Company is subject to U.S. and California taxation. As of December 31, 2017, the Company’s tax years beginning 2005 to date are subject to examination by taxing authorities.

Stock-Based Compensation

Stock-based compensation expense for stock option grants under the Company’s stock option plans is recorded at the estimated fair value of the award as of the grant date and is recognized as expense on a straight-line basis over the requisite service period of the stock-based award, and forfeitures are recognized as they occur. The fair value is estimated using the Black-Scholes model with the assumptions noted in the following table. The expected life of stock options is based on the simplified method described in the Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 107. The expected volatility of stock options is based upon the historical volatility of a number of publicly traded companies in similar stages of clinical development. The risk-free interest rate is based on the average yield of five- and seven-year U.S. Treasury Bills as of the valuation date.

	Year Ended December 31,
	2017	2016	2015
Assumptions
Risk-free interest rate	1.83% - 2.13%	1.15% - 1.55%	1.54% - 1.94%
Expected dividend yield	0%	0%	0%
Expected volatility	93% - 97%	84%	72% - 89%
Expected term (in years)	5.5 - 6.1	5.5 - 6.1	5.5 - 6.1

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

	December 31,
	2017	2016	2015
Warrants to purchase common stock	149,704	149,704	149,704
Common stock options issued and outstanding	4,826,330	3,393,813	2,464,849
Shares issuable upon conversion of convertible note payable	2,965,078	—	—
Common stock subject to repurchase	—	—	32,246
ESPP shares pending issuance	4,842	2,659	5,103
Total	7,945,954	3,546,176	2,651,902

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606). This guidance requires that an entity recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For public companies, ASU No. 2014-09 is effective for annual reporting periods beginning after December 15, 2017 and interim periods within that reporting period. Early adoption is permitted for annual reporting periods beginning after December 15, 2016. The Company has substantially completed its assessment of the effect of adoption of the new revenue recognition standard. The change in accounting standard primarily affects the Company’s recognition of collaboration revenue under the Collaboration Agreement. Under current guidance, the Company recognized collaboration revenue under the Collaboration Agreement over the estimated time-based performance period for license-related payments and when costs were incurred for reimbursable costs. Under the new guidance, the Company will recognize collaboration revenue and some related expenses in an amount proportional to the collaboration expenses incurred and the total budgeted expenses. Another feature of the new standard is that recognition of variable consideration such as milestone payments may be accelerated. Under the modified retrospective adoption method, the Company will apply the standard to all new contracts initiated on or after the effective date and recognize the retrospective cumulative effect of applying the standard for contracts that have remaining obligations as of the effective date, in this case the Collaboration Agreement, to the opening balance of retained earnings (accumulated deficit). Based on preliminary estimates, the expected net increase in the accumulated deficit is $0.6 million. Additionally, adoption of this guidance will have no impact on the Company’s income tax expense, and the Company expects the impact on its tax provision to be immaterial due to the full valuation allowance. The Company will implement any changes as required to facilitate adoption of the new guidance beginning in the first quarter of 2018, including updating its accounting policies and procedures and internal controls over financial reporting to ensure that information required to implement the new standard is appropriately captured and recorded.

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

Level 3:	Includes financial instruments for which fair value is derived from valuation techniques in which one or more significant inputs are unobservable, including management’s own assumptions.

Below is a summary of assets, including cash equivalents and marketable securities, measured at fair value as of December 31, 2017 and 2016.

		Fair Value Measurements Using
	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds	$12,217,656	$12,217,656	$—	$—
Corporate debt securities	61,774,107	—	61,774,107	—
Total	$73,991,763	$12,217,656	$61,774,107	$—

		Fair Value Measurements Using
	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds	$45,523,208	$45,523,208	$—	$—
Corporate debt securities	27,702,317	—	27,702,317	—
Total	$73,225,525	$45,523,208	$27,702,317	$—

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

The Company invests its excess cash in money market funds and debt instruments of financial institutions, corporations, government sponsored entities and municipalities. The following tables summarize the Company’s marketable securities:

As of December 31, 2017	Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Corporate debt securities	1 or less	$58,851,487	$312	$(77,388)	$58,774,411
Total		$58,851,487	$312	$(77,388)	$58,774,411

As of December 31, 2016	Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Corporate debt securities	1 or less	$18,937,860	$901	$(7,046)	$18,931,715
Total		$18,937,860	$901	$(7,046)	$18,931,715

5.	Property and Equipment

Property and equipment consist of the following:

	December 31,
	2017	2016
Furniture and fixtures	$333,670	$333,670
Computer equipment and office equipment	143,059	119,354
Leasehold improvements	152,217	152,217
	628,946	605,241
Less accumulated depreciation and amortization	(450,297)	(343,795)
Total	$178,649	$261,446

Depreciation expense related to property and equipment was $108,303, $105,841 and $67,856 for the years ended December 31, 2017, 2016 and 2015, respectively.

6.	Notes Payable

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

On February 15, 2017, the Company issued a convertible promissory note (the Novartis Note) in the principal amount of $15.0 million, pursuant to the Investment Agreement entered into between the Company and Novartis on December 19, 2016 (the Investment Agreement). The Novartis Note bears interest on the unpaid principal balance at a rate of 6% per annum and has a scheduled maturity date of December 31, 2019. The Company may prepay or convert all or part of the Novartis Note into shares of the Company’s common stock, at its option, until December 31, 2019. Novartis has the option to convert all or part of the Novartis Note into shares of the Company’s common stock upon a change in control of the Company or termination of the Collaboration Agreement by Novartis pursuant to certain provisions. If converted, the principal and accrued interest under the Novartis Note will convert into the Company’s common stock at a conversion price equal to 120% of the 20-day trailing average closing price per share of the common stock immediately prior to the conversion date. In the event the aggregate number of shares of common stock issued upon the conversion would exceed the lesser of 19.0% of the Company’s outstanding shares on a fully-diluted basis (i) at the inception of the Investment Agreement or (ii) on the conversion date, then only the lesser amount shall convert into shares of common stock and Novartis shall be repaid in cash for any remaining principal and unpaid interest after such conversion. Upon the occurrence of certain events of default, the Novartis Note requires the Company to repay the principal balance of the Novartis Note and any unpaid accrued interest. The ability to borrow and repay the debt at a discount using shares of the Company’s common stock was deemed to be additional, foregone revenue attributable to the Collaboration Agreement, which the Company imputed and recorded as both a receivable from Novartis and a liability (deferred revenue) of $2.5 million at the inception of the Collaboration Agreement and the Investment Agreement. On February 15, 2017, the Company recorded the $15.0 million proceeds from the issuance of the Novartis Note as a convertible note payable in the amount of $12.5 million and a reduction of the outstanding receivable from Novartis of $2.5 million. The convertible note payable, along with the related accrued interest, totaled $13.2 million as of December 31, 2017.

The Company elected to account for the Novartis Note under the fair value option. At December 31, 2017, the Company concluded that the fair value of the Novartis Note remained at $13.2 million due to its conversion features. The fair value measurement is categorized within Level 2 of the fair value hierarchy.

7.	Stockholders’ Equity

Common Stock

In August 2014, the Company entered into an At Market Issuance Sales Agreement (the Sales Agreement) with MLV & Co. LLC (MLV), pursuant to which the Company could sell from time to time, at its option, up to an aggregate of $50.0 million of shares of its common stock through MLV, as sales agent. Sales of the Company’s common stock made pursuant to the Sales Agreement were made on the Nasdaq Global Market (Nasdaq) under the Company’s Registration Statement on Form S-3, filed with the SEC on August 14, 2014 and declared effective by the SEC on August 25, 2014, by means of ordinary brokers’ transactions at market prices. The Company agreed to pay a commission rate equal to up to 3% of the gross sales price per share sold. The Company also agreed to provide MLV with customary indemnification and contribution rights. During the year ended December 31, 2015, the Company sold 149,805 shares of its common stock pursuant to the Sales Agreement at a weighted average price per share of $6.05 and received net proceeds of $0.6 million, after deducting offering-related transaction costs and commissions. During the year ended December 31, 2016, the Company sold 6,155,721 shares of its common stock pursuant to the Sales Agreement at a weighted average price per share of $2.26 and received net proceeds of $13.5 million, after deducting offering-related transaction costs and commissions. The Company terminated the Sales Agreement in December 2016.

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

Warrants

In 2013, the Company issued warrants exercisable for 1,124,026 shares of Series B preferred stock, at an exercise price of $0.90 per share, to certain existing investors in conjunction with a private placement (the 2013 Warrants) and warrants exercisable for 111,112 shares of Series B preferred stock, at an exercise price of $0.90 per share, to Oxford Finance LLC and Silicon Valley Bank in conjunction with the Company’s entry into a loan and security agreement (the Lender Warrants). Upon completion of the Company’s initial public offering (IPO), the 2013 Warrants and the Lender Warrants became exercisable for 136,236 and 13,468 shares of common stock, respectively, at an exercise price of $7.43 per share. The 2013 Warrants and the Lender Warrants will expire on May 30, 2018 and July 3, 2023, respectively.

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

Pursuant to the 2013 Plan, the Company’s management is authorized to grant stock options to the Company’s employees, directors and consultants. The number of shares available for future grant under the 2013 Plan will automatically increase each year by an amount equal to the least of (1) 1,000,000 shares of the Company’s common stock, (2) 5% of the outstanding shares of the Company’s common stock as of the last day of the Company’s immediately preceding fiscal year, or (3) such other amount as the Company’s board of directors may determine. Shares that remain available, that expire or otherwise terminate without having been exercised in full, and unvested shares that are forfeited to or repurchased by the Company under the 2006 Plan will roll into the 2013 Plan. As of December 31, 2017, a total of 614,106 options remain available for future grant under the 2013 Plan.

On August 31, 2017, in connection with the appointment of its new Executive Vice President, Chief Operating Officer and Chief Financial Officer, the Company granted stock options to purchase 525,000 shares of the Company’s common stock outside of its stock option plans.

The following table summarizes the Company’s stock option activity under all stock option plans for the three years ended December 31, 2017.

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)
Outstanding at December 31, 2014	1,859,034	$6.84
Granted	822,250	6.03
Exercised	(21,029)	1.04
Forfeited/cancelled/expired	(195,406)	7.79
Outstanding at December 31, 2015	2,464,849	6.54
Granted	1,132,500	1.96
Exercised	(60,807)	0.92
Forfeited/cancelled/expired	(142,729)	6.65
Outstanding at December 31, 2016	3,393,813	5.10
Granted	1,732,600	4.91
Exercised	(78,568)	1.32
Forfeited/cancelled/expired	(221,515)	6.09
Outstanding at December 31, 2017	4,826,330	$5.05	7.60
Vested or expected to vest at December 31, 2017	4,464,279	$5.06	7.50
Exercisable at December 31, 2017	2,540,481	$5.50	6.51

The weighted-average fair value of options granted for the years ended December 31, 2017, 2016 and 2015 were $3.79, $1.38 and $4.31, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2017, 2016 and 2015 were $0.3 million, $0.1 million and $0.1 million, respectively.

At December 31, 2017, the intrinsic value of options outstanding, vested or expected to vest, and exercisable were $4.3 million, $4.2 million and $2.9 million, respectively.

Employee Stock Purchase Plan

In July 2013, the Company adopted the ESPP, which permits participants to contribute up to 20% of their eligible compensation during defined rolling six-month periods to purchase the Company’s common stock. The purchase price of the shares will be 85% of the lower of the fair market value of the Company’s common stock on the first day of trading of the offering period or on the applicable purchase date. The ESPP was activated in November 2014. The Company issued 24,303, 26,876 and 17,914 shares of common stock under the ESPP for the years ended December 31, 2017, 2016 and 2015, respectively. The Company had an outstanding liability of $16,367, $4,521 and $15,789 at December 31, 2017, 2016 and 2015, respectively, which is included in accounts payable and accrued expenses on the balance sheets, for employee contributions to the ESPP for shares pending issuance at the end of the offering period.

Stock-Based Compensation

The Company recorded stock-based compensation of $4.1 million, $3.4 million and $3.3 million for the years ended December 31, 2017, 2016 and 2015, respectively. Unrecognized compensation expense at December 31, 2017 was $6.7 million, which is expected to be recognized over a weighted-average vesting term of 2.5 years.

Common Stock Reserved for Future Issuance

The following shares of common stock were reserved for future issuance at December 31, 2017 and 2016:

	December 31,
	2017	2016
Warrants to purchase common stock	149,704	149,704
Common stock options issued and outstanding	4,826,330	3,393,813
Common stock authorized for future option grants	614,106	600,191
Common stock authorized for the ESPP	530,907	555,210
Shares issuable upon conversion of convertible note payable	2,965,078	—
Total	9,086,125	4,698,918

8.	Income Taxes

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

On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act (the Tax Act), a tax reform bill which, among other items, reduces the current corporate federal income tax rate to 21% from 35%. The rate reduction is effective January 1, 2018. The Company concluded that the Tax Act will cause its deferred tax assets and liabilities to be revalued. Deferred income taxes result from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in years in which those temporary differences are expected to be recovered or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through income tax expense.

Pursuant to the SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), a company may select between one of three scenarios to determine a reasonable estimate arising from the Tax Act. Those scenarios are (i) a final estimate which effectively closes the measurement window; (ii) a reasonable estimate leaving the measurement window open for future revisions; and (iii) no estimate as the law is still being analyzed. The Company was able to provide a reasonable estimate for the revaluation of deferred taxes for which the measurement window will remain open by recording a net tax provision of $16.2 million in the period ending December 31, 2017, which is offset by a full valuation allowance. This tax expense is primarily due to the corporate rate reduction.

Pursuant to Internal Revenue Code (IRC) Sections 382 and 383, annual use of the Company’s net operating loss and research and development credit carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period. The Company performed an IRC Section 382/383 analysis regarding the limitation of net operating loss and research and development credit carryforwards during 2017, which determined an ownership change of more than 50% had occurred on October 27, 2006 as a result of the first issuance of the Company’s Series A Preferred Stock and another ownership change had occurred on July 30, 2013 as a result of the Company’s issuance of stock in connection with its IPO. As a result, the Company’s federal net operating losses were not forfeited with the exception of an immaterial amount.

Significant components of the Company’s deferred tax assets at December 31, 2017 and 2016 are shown below:

	December 31,
	2017	2016
Deferred tax assets
Net operating loss carryovers	$25,202,000	$41,103,000
Research and development tax credits	7,529,000	4,989,000
Intangibles	480,000	643,000
Stock options	1,840,000	2,071,000
Compensation	406,000	786,000
Other	5,667,000	486,000
Total gross deferred tax assets	41,124,000	50,078,000
Less valuation allowance	(41,124,000)	(50,078,000)
Net deferred tax assets	$—	$—

A reconciliation of the statutory tax rates and the effective tax rates for the years ended December 31, 2017, 2016 and 2015 is as follows:

	December 31,
	2017	2016	2015
Statutory rate	34.00%	34.00%	34.00%
State tax, net of federal benefit	0.00%	0.00%	5.83%
Valuation allowance	51.50%	(34.26%)	(42.48%)
Federal tax rate change	(93.30%)	0.00%	0.00%
General business credits	10.80%	0.00%	0.00%
Other	(3.00%)	0.26%	2.65%
Effective tax rate	—%	—%	—%

At December 31, 2017, the Company had federal and state net operating loss carryforwards of $94.6 million and $76.4 million, respectively. The federal loss carryforwards begin to expire in 2028, unless previously utilized, and the state carryforwards began to expire in 2015. California net operating losses of $4.2 million expired in 2017. The Company also has federal and state research credit carryforwards of $7.7 million and $2.0 million, respectively. The federal research credit carryforwards will begin expiring in 2027, unless previously utilized. The state research credit will carry forward indefinitely. The change in the valuation allowance is a decrease of $9.0 million for the year ended December 31, 2017 and an increase of $10.2 million for the years ended December 31, 2016 and 2015.

The Company recognizes the impact of uncertain income tax positions at the largest amount that is “more likely than not” to be sustained upon audit by the relevant taxing authority. An uncertain tax position will not be recognized if it has less than a 50% likelihood of being sustained.

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

	2017	2016	2015
Balance at beginning of year	$1,318,839	$981,380	$571,194
Additions based on tax positions related to the current year	613,589	337,459	337,862
Additions for tax positions of prior years	—	—	72,324
Balance at end of year	$1,932,428	$1,318,839	$981,380

The Company does not expect that the unrecognized tax benefits will change within 12 months of this reporting date. Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact the Company’s effective tax rate. The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. For the years ended December 31, 2017, 2016 and 2015, the Company has not recognized any interest or penalties related to income taxes.

9.	Collaboration and License Agreements

In December 2016, the Company entered into the Collaboration Agreement with Novartis, pursuant to which the Company granted Novartis an exclusive option to collaborate with the Company to develop products containing emricasan.  Pursuant to the Collaboration Agreement, the Company received a non-refundable upfront payment of $50.0 million from Novartis.

In May 2017, Novartis exercised its option under the Collaboration Agreement. In July 2017, the Company received a $7.0 million option exercise payment, at which time the license under the Collaboration Agreement became effective (the License Effective Date). Under the Collaboration Agreement, the Company is eligible to receive up to an aggregate of $650.0 million in milestone payments over the term of the Collaboration Agreement, contingent on the achievement of certain development, regulatory and commercial milestones, as well as royalties or profit and loss sharing on future product sales in the United States, if any.

Pursuant to the Collaboration Agreement, the Company is responsible for completing its four ongoing Phase 2b trials. Novartis will generally pay 50% of the Company’s Phase 2b and observational study costs pursuant to an agreed upon budget. Upon completion of the ongoing Phase 2b trials, Novartis will assume 100% of the observational study costs. Novartis will assume full responsibility for emricasan’s Phase 3 development and all combination product development.

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

Under the relevant accounting literature, the Collaboration Agreement meets the definition of a collaborative arrangement and a multiple-element arrangement. The Company concluded that there were two significant deliverables under the Collaboration Agreement – the option to obtain the license and the research and development services – but that the license does not have stand-alone value as Novartis cannot obtain value from the license without the research and development services, which the Company is uniquely able to perform. As such, the Company recognized as collaboration revenue a portion of the upfront payment received of $50.0 million, the option exercise fee of $7.0 million, and the imputed income from the Investment Agreement as described below on a straight-line basis between the inception of the agreement (or with respect to the option exercise fee, upon exercise of the option) through November 2019 – the estimated period over which the Company expects to perform the research and development services. Due to the inherently unpredictable nature of product development activities, the Company periodically reviewed the performance period of the research and development services and adjusted the period over which revenue was recognized when appropriate. Expense reimbursements for the Company’s emricasan development costs were recognized as collaboration revenue when the related expenses were incurred. In the first quarter of 2018, the Company will adopt new accounting guidance that will change future patterns of revenue recognition.

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

Effective December 4, 2006, the Company has a defined contribution 401(k) plan for its employees. Employees are eligible to participate in the plan beginning on the first day of employment. Under the terms of the plan, employees may make voluntary contributions as a percent of compensation. Effective January 1, 2007, the Company instituted a safe harbor matching contribution program. Contributions to the matching program totaled $216,701, $171,517 and $164,989 for the years ended December 31, 2017, 2016 and 2015, respectively.

11.	Commitments

In February 2014, the Company entered into a noncancelable operating lease agreement (the Lease) for certain office space with a lease term from July 2014 through December 2019 and a renewal option for an additional five years. In May 2015, the Company entered into a first amendment to the Lease (the First Lease Amendment) for additional office space starting in September 2015 through September 2020. The First Lease Amendment also extended the term of the Lease to September 2020. The monthly base rent under the Lease and the First Lease Amendment increases approximately 3% annually from $32,784 in 2015 to $39,268 in 2020. Future minimum payments under this noncancelable operating lease total $1.2 million at December 31, 2017.

Rent expense was $378,005, $378,005 and $339,053 for the years ended December 31, 2017, 2016 and 2015, respectively.

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

12.	Quarterly Financial Data (unaudited)

The following tables summarize the unaudited quarterly financial data for the last two fiscal years.

	2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$6,998,076	$10,008,431	$9,565,890	$8,804,399
Total operating expenses	10,688,736	15,412,109	13,614,532	13,211,903
Total other income (expense)	67,915	(13,209)	48,264	51,101
Net loss	(3,622,745)	(5,416,887)	(4,000,378)	(4,356,403)
Net loss per share, basic and diluted (1)	(0.14)	(0.19)	(0.13)	(0.15)

	2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$—	$—	$—	$799,046
Total operating expenses	7,274,589	6,484,622	6,894,868	9,976,735
Total other income	2,705	13,477	27,958	54,187
Net loss	(7,271,884)	(6,471,145)	(6,866,910)	(9,123,502)
Net loss per share, basic and diluted (1)	(0.35)	(0.30)	(0.31)	(0.35)

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

10.1#(4)	Form of Indemnity Agreement for Directors and Officers

10.2#(1)	2006 Equity Incentive Plan, as amended, and form of option agreement thereunder

10.3#(3)	2013 Incentive Award Plan and form of option agreement thereunder

10.4#(3)	2013 Employee Stock Purchase Plan

10.5#(3)	Non-Employee Director Compensation Program

10.6#(5)	Amended and Restated Non-Employee Director Compensation Program, dated March 24, 2016

10.7#(13)	Amended and Restated Non-Employee Director Compensation Program, dated January 1, 2017

10.8#(3)	Employee Incentive Compensation Plan

10.9#(6)	Amended and Restated Annual Incentive Plan, dated January 1, 2014

10.10#(7)	Amended and Restated Annual Incentive Plan, dated January 1, 2015

10.11#(1)	Employment Agreement, dated December 17, 2008, by and between Steven J. Mento, Ph.D. and the Registrant

10.12#(1)	Employment Agreement, dated December 17, 2008, by and between Alfred P. Spada, Ph.D. and the Registrant

10.13#(8)	Employment Agreement, dated December 17, 2008, by and between Charles J. Cashion and the Registrant

10.14#(3)	Amendment to Employment Agreement, dated July 2, 2013, by and between Steven J. Mento, Ph.D. and the Registrant

10.15#(3)	Amendment to Employment Agreement, dated July 2, 2013, by and between Alfred P. Spada, Ph.D. and the Registrant

10.16#(8)	Amendment to Employment Agreement, dated July 2, 2013, by and between Charles J. Cashion and the Registrant

10.17#(9)	Employment Agreement, dated October 1, 2014, by and between David T. Hagerty, M.D. and the Registrant

10.18#(5)	Employment Agreement, dated April 1, 2016, by and between Edward F. Smith III, Ph.D. and the Registrant

10.19#(13)	Amended and Restated Employment Agreement, dated January 26, 2017, by and between Daniel L. Ripley and the Registrant

10.20#(14)	Employment Agreement, dated March 24, 2016, by and between Michelle L. Vandertie and the Registrant

10.21#(17)	Employment Agreement, dated August 31, 2017, by and between Keith W. Marshall, Ph.D. and the Registrant

10.22#(17)	Non-Qualified Inducement Stock Option Grant Notice and Stock Option Agreement, dated August 31, 2017, by and between Keith W. Marshall, Ph.D. and the Registrant

10.23#(13)	General Release of Claims, dated March 31, 2017, by and between Charles J. Cashion and the Registrant

10.24†(10)	Stock Purchase Agreement, dated July 29, 2010, by and between Pfizer Inc. and the Registrant

10.25(1)	Promissory Note, dated July 29, 2010, issued by the Registrant to Pfizer Inc.

Exhibit Number	Description

10.26(3)	Amendment to Promissory Note, dated July 3, 2013, by and between the Registrant and Pfizer Inc.

10.27(3)	Loan and Security Agreement, dated July 3, 2013, by and among the Registrant, Oxford Finance LLC, Silicon Valley Bank and the other lenders party thereto

10.28(16)	Stock Purchase Agreement, dated May 10, 2017, among the Registrant and funds affiliated with Advent Private Equity

10.29(1)	Sublicense Agreement, dated March 1, 2013, by and between the Registrant and Idun Pharmaceuticals, Inc.

10.30(6)	Office Lease Agreement, dated February 28, 2014, by and between the Registrant and The Point Office Partners, LLC

10.31(11)	First Amendment Lease Agreement, dated May 29, 2015, by and between the Registrant and The Point Office Partners, LLC

10.32(12)	At Market Issuance Sales Agreement, dated as of August 14, 2014, between the Registrant and MLV & Co. LLC

10.33†(15)	Option, Collaboration and License Agreement, dated December 19, 2016, between the Registrant and Novartis Pharma AG

10.34(15)	Investment Agreement, dated December 19, 2016, between the Registrant and Novartis Pharma AG

10.35(15)	Convertible Promissory Note, dated February 15, 2017, issued by the Registrant to Novartis Pharma AG

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 189305), filed with the SEC on June 14, 2013.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 1, 2013.
(3)	Incorporated by reference to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-189305), filed with the SEC on July 8, 2013.
(4)	Incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-189305), filed with the SEC on July 1, 2013.
(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed with the SEC on May 5, 2016.
(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 28, 2014.
(7)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed with the SEC on May 8, 2015.
(8)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 11, 2016.
(9)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 13, 2015.

(10)	Incorporated by reference to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-189305), filed with the SEC on July 23, 2013.
(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 4, 2015.
(12)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (Registration No. 333- 198142), filed with the SEC on August 14, 2014.
(13)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed with the SEC on May 5, 2017.
(14)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 21, 2017.
(15)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 16, 2017.
(16)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 11, 2017.
(17)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 1, 2017.
#	Indicates management contract or compensatory plan.
†	Confidential treatment has been granted for portions of this exhibit. These portions have been omitted from the exhibit and filed separately with the SEC.
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

CONATUS PHARMACEUTICALS INC.

/s/ Steven J. Mento, Ph.D.
Steven J. Mento, Ph.D.
President and Chief Executive Officer

Date: March 8, 2018

Know all persons by these presents, that each person whose signature appears below constitutes and appoints Steven J. Mento, Ph.D. and Keith W. Marshall, Ph.D., jointly and severally, his attorneys-in-fact, each with the full power of substitution, for him in any and all capacities, to sign any amendments to this annual report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven J. Mento, Ph.D. Steven J. Mento, Ph.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 8, 2018

/s/ Keith W. Marshall, Ph.D. Keith W. Marshall, Ph.D.	Executive Vice President, Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)	March 8, 2018
/s/ Michelle L. Vandertie Michelle L. Vandertie	Vice President, Finance (Principal Accounting Officer)	March 8, 2018
/s/ David F. Hale David F. Hale	Chairman of the Board	March 8, 2018

/s/ Daniel L. Kisner, M.D. Daniel L. Kisner, M.D.	Director	March 8, 2018

/s/ Preston S. Klassen, M.D., M.H.S. Preston S. Klassen, M.D., M.H.S.	Director	March 8, 2018

/s/ William R. LaRue William R. LaRue	Director	March 8, 2018

/s/ James Scopa James Scopa	Director	March 8, 2018

/s/ Harold Van Wart, Ph.D. Harold Van Wart, Ph.D.	Director	March 8, 2018