Form 10-Q
period 2018-03-31
Conatus Pharmaceuticals Inc.
filed 2018-05-03
CIK 1383701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

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

As of April 26, 2018, the registrant had 30,063,499 shares of common stock ($0.0001 par value) outstanding.

CONATUS PHARMACEUTICALS INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Conatus Pharmaceuticals Inc.

Condensed Balance Sheets

(In thousands, except par value data)

(Unaudited)

	March 31,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$16,615	$16,079
Marketable securities	50,136	58,774
Collaboration receivables	5,847	3,367
Prepaid and other current assets	1,231	1,004
Total current assets	73,829	79,224
Property and equipment, net	157	179
Other assets	2,660	2,538
Total assets	$76,646	$81,941
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$14,644	$11,962
Accrued compensation	1,095	2,008
Current portion of deferred revenue	14,868	14,172
Total current liabilities	30,607	28,142
Deferred revenue, less current portion	9,231	12,519
Convertible note payable	13,343	13,158
Deferred rent	113	126
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 200,000 shares authorized; 30,063 shares issued and outstanding at March 31, 2018; 30,035 shares issued and outstanding at December 31, 2017	3	3
Additional paid-in capital	197,097	196,077
Accumulated other comprehensive loss	(112)	(77)
Accumulated deficit	(173,636)	(168,007)
Total stockholders’ equity	23,352	27,996
Total liabilities and stockholders’ equity	$76,646	$81,941

See accompanying notes to condensed financial statements.

Conatus Pharmaceuticals Inc.

Condensed Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenues:
Collaboration revenue	$9,737	$6,998
Total revenues	9,737	6,998
Operating expenses:
Research and development	12,081	7,926
General and administrative	2,713	2,763
Total operating expenses	14,794	10,689
Loss from operations	(5,057)	(3,691)
Other income (expense):
Interest income	233	171
Interest expense	(185)	(97)
Other expense	(9)	(6)
Total other income	39	68
Net loss	(5,018)	(3,623)
Other comprehensive income (loss):
Net unrealized losses on marketable securities	(35)	(13)
Comprehensive loss	$(5,053)	$(3,636)
Net loss per share, basic and diluted	$(0.17)	$(0.14)
Weighted average shares outstanding used in computing net loss per share, basic and diluted	30,048	26,163

See accompanying notes to condensed financial statements.

Conatus Pharmaceuticals Inc.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Operating activities
Net loss	$(5,018)	$(3,623)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	27	26
Stock-based compensation expense	983	1,250
Amortization of premiums and discounts on marketable securities, net	(55)	7
Accrued interest included in convertible note payable	185	93
Changes in operating assets and liabilities:
Collaboration receivables	(2,480)	2,500
Prepaid and other current assets	339	(9)
Other assets	—	(203)
Accounts payable and accrued expenses	2,678	368
Accrued compensation	(913)	(1,413)
Deferred revenue	(3,890)	(6,998)
Deferred rent	(10)	(7)
Net cash used in operating activities	(8,154)	(8,009)
Investing activities
Maturities of marketable securities	18,875	8,994
Purchase of marketable securities	(10,217)	(54,149)
Capital expenditures	(5)	(2)
Net cash provided by (used in) investing activities	8,653	(45,157)
Financing activities
Proceeds from issuance of convertible note payable, net	—	12,500
Principal payment on promissory note	—	(1,000)
Proceeds from stock issuances related to exercise of stock options and employee stock purchase plan	37	58
Net cash provided by financing activities	37	11,558
Net increase (decrease) in cash and cash equivalents	536	(41,608)
Cash and cash equivalents at beginning of period	16,079	58,083
Cash and cash equivalents at end of period	$16,615	$16,475
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$5

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

As of March 31, 2018, the Company has devoted substantially all of its efforts to product development and has not realized product sales revenues from its planned principal operations.

The Company has a limited operating history, and the sales and income potential of the Company’s business and market are unproven. The Company has experienced net losses since its inception and, as of March 31, 2018, had an accumulated deficit of $173.6 million. The Company expects to continue to incur net losses for at least the next several years. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure. If the Company is unable to generate revenues adequate to support its cost structure, the Company may need to raise additional equity or debt financing.

The accompanying unaudited interim condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and the rules and regulations of the Securities and Exchange Commission (SEC) related to a quarterly report on Form 10-Q. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations. The unaudited interim condensed financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results for the periods presented. All such adjustments are of a normal and recurring nature. The operating results presented in these unaudited interim condensed financial statements are not necessarily indicative of the results that may be expected for any future periods. These unaudited interim condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2017 included in the Company’s annual report on Form 10-K filed with the SEC on March 8, 2018.

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

Marketable Securities

The Company classifies its marketable securities as available-for-sale and records such assets at estimated fair value in the condensed balance sheets, with unrealized gains and losses, if any, reported as a component of other comprehensive income (loss) within the condensed statements of operations and comprehensive loss and as a separate component of stockholders’ equity. The Company classifies marketable securities with remaining maturities greater than one year as current assets because such marketable securities are available to fund the Company’s current operations. The Company invests its excess cash balances primarily in corporate debt securities and money market funds with strong credit ratings. Realized gains and losses are calculated on the specific identification method and recorded as interest income. There were no realized gains and losses for the three-month periods ended March 31, 2018 and 2017.

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

Long-Lived Assets

The Company regularly reviews the carrying value and estimated lives of all of its long-lived assets, including property and equipment, to determine whether indicators of impairment may exist which warrant adjustments to carrying values or estimated useful lives. The determinants used for this evaluation include management’s estimate of the asset’s ability to generate positive income from operations and positive cash flow in future periods, as well as the strategic significance of the assets to the Company’s business objective. Should an impairment exist, the impairment loss would be measured based on the excess of the carrying amount of the asset’s fair value. The Company has not recognized any impairment losses through March 31, 2018.

Revenue Recognition

Under the relevant accounting literature, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. The Company performs the following five steps in order to determine revenue recognition for contracts: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when, or as, the entity satisfies a performance obligation.

At contract inception, the Company identifies the performance obligations in the contract by assessing whether the goods or services promised within each contract are distinct. Revenue is then recognized for the amount of the transaction price that is allocated to the respective performance obligation when, or as, the performance obligation is satisfied.

In a contract with multiple performance obligations, the Company must develop estimates and assumptions that require judgment to determine the underlying stand-alone selling price for each performance obligation, which determines how the transaction price is allocated among the performance obligations. The estimation of the stand-alone selling price(s) may include estimates regarding forecasted revenues or costs, development timelines, discount rates, and probabilities of technical and regulatory success. The Company evaluates each performance obligation to determine if it can be satisfied at a point in time or over time. Any change made to estimated progress towards completion of a performance obligation and, therefore, revenue recognized will be recorded as a change in estimate. In addition, variable consideration must be evaluated to determine if it is constrained and, therefore, excluded from the transaction price.

If a license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in a contract, the Company recognizes revenues from the transaction price allocated to the license when the license is transferred to the licensee and the licensee is able to use and benefit from the license. For licenses that are bundled with other promises, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from the allocated transaction price. The Company evaluates the measure of progress at each reporting period and, if necessary, adjusts the measure of performance and related revenue or expense recognition as a change in estimate.

At the inception of each arrangement that includes milestone payments, the Company evaluates whether the milestones are considered probable of being reached. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the Company’s or a collaboration partner’s control, such as regulatory approvals, are generally not considered probable of being achieved until those approvals are received. At the end of each reporting period, the Company re-evaluates the probability of achievement of milestones that are within its or a collaboration partner’s control, such as operational developmental milestones and any related constraint, and, if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which will affect collaboration revenues and earnings in the period of adjustment. Revisions to the Company’s estimate of the transaction price may also result in negative collaboration revenues and earnings in the period of adjustment.

For arrangements that include sales-based royalties, including commercial milestone payments based on the level of sales, and a license is deemed to be the predominant item to which the royalties relate, the Company will recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied, or partially satisfied. To date, the Company has not recognized any royalty revenue from collaborative arrangements.

In December 2016, the Company entered into an Option, Collaboration and License Agreement (the Collaboration Agreement) and an Investment Agreement (the Investment Agreement) with Novartis Pharma AG (Novartis). The Company concluded that there were two significant performance obligations under the Collaboration Agreement: the license and the research and development services, but that the license is not distinct from the research and development services as Novartis cannot obtain value from the license without the research and development services, which the Company is uniquely able to perform.

The Company concluded that progress towards completion of the performance obligations related to the Collaboration Agreement is best measured in an amount proportional to the collaboration expenses incurred and the total estimated collaboration expenses. The Company periodically reviews and updates the estimated collaboration expenses, when appropriate, which adjusts the percentage of revenue that is recognized for the period. While such changes to the Company’s estimates have no impact on the Company’s reported cash flows, the amount of revenue recorded in the period could be materially impacted. The transaction price of the Collaboration Agreement consists of the upfront payment, option exercise fee, deemed revenue from the premium paid by Novartis under the Investment Agreement and reimbursable research and development costs, net of certain expenses directly related to execution of the agreement.

Potential future payments for variable consideration, such as clinical, regulatory or commercial milestones, will be recognized when it is probable that, if recorded, a significant reversal will not take place. Potential future royalty payments will be recorded as revenue when the associated sales occur.

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

For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. As of December 31, 2017, there are no unrecognized tax benefits included in the condensed balance sheet that would, if recognized, affect the Company’s effective tax rate, and the Company has noted no material changes through March 31, 2018. The Company has not recognized interest and penalties in the condensed balance sheets or condensed statements of operations and comprehensive loss. The Company is subject to U.S. and California taxation. As of December 31, 2017, the Company’s tax years beginning 2005 to date are subject to examination by taxing authorities.

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

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because to do so would be anti-dilutive (in thousands):

	March 31,
	2018	2017
Warrants to purchase common stock	150	150
Common stock options issued and outstanding	5,528	4,175
Shares issuable upon conversion of convertible note payable	2,058	2,627
ESPP shares pending issuance	15	8
Total	7,751	6,960

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606). This guidance requires that an entity recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For public companies, ASU No. 2014-09 is effective for annual reporting periods beginning after December 15, 2017 and interim periods within that reporting period. The Company adopted this guidance effective January 1, 2018, as required, utilizing the modified retrospective method. The change in accounting standard primarily affects the Company’s recognition of collaboration revenue under the Collaboration Agreement. Under prior guidance, the Company recognized collaboration revenue under the Collaboration Agreement over the estimated time-based performance period for license-related payments and when costs were incurred for reimbursable costs. Under current guidance, the Company recognizes collaboration revenue and some related expenses in an amount proportional to the collaboration expenses incurred and the total estimated collaboration expenses. Another feature of the new standard is that recognition of variable consideration such as milestone payments may be accelerated. Under the modified retrospective adoption method, the Company recognized the retrospective cumulative effect of applying the standard for contracts that have remaining obligations as of the effective date, namely the Collaboration Agreement, to the opening balance of retained earnings (accumulated deficit) and will apply the standard to all new contracts initiated on or after the effective date. Adoption of this guidance resulted in a net increase in the accumulated deficit of $0.6 million. Additionally, adoption of this guidance had no impact on the Company’s income tax expense, and the Company expects the impact on its tax provision to be immaterial due to the full valuation allowance. Under prior guidance, revenue recognized under the Collaboration Agreement would have been $9.4 million for the three months ended March 31, 2018, which is $0.3 million lower than the amount recognized under current guidance.

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

Below is a summary of assets, including cash equivalents and marketable securities, measured at fair value as of March 31, 2018 and December 31, 2017 (in thousands):

		Fair Value Measurements Using
	March 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds	$7,529	$7,529	$—	$—
Corporate debt securities	54,156	—	54,156	—
Total	$61,685	$7,529	$54,156	$—

		Fair Value Measurements Using
	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds	$12,218	$12,218	$—	$—
Corporate debt securities	61,774	—	61,774	—
Total	$73,992	$12,218	$61,774	$—

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

The Company invests its excess cash in money market funds and debt instruments of financial institutions, corporations, government sponsored entities and municipalities. The following tables summarize the Company’s marketable securities (in thousands):

As of March 31, 2018	Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Corporate debt securities	1 or less	$50,248	$1	$(113)	$50,136
Total		$50,248	$1	$(113)	$50,136

As of December 31, 2017	Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Corporate debt securities	1 or less	$58,851	$—	$(77)	$58,774
Total		$58,851	$—	$(77)	$58,774

5.	Property and Equipment

Property and equipment consist of the following (in thousands):

	March 31,	December 31,
	2018	2017
Furniture and fixtures	$334	$334
Computer equipment and office equipment	148	143
Leasehold improvements	152	152
	634	629
Less accumulated depreciation and amortization	(477)	(450)
Total	$157	$179

6.	Note Payable

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

On February 15, 2017, the Company issued a convertible promissory note (the Novartis Note) in the principal amount of $15.0 million, pursuant to the Investment Agreement. The Novartis Note bears interest on the unpaid principal balance at a rate of 6% per annum and has a scheduled maturity date of December 31, 2019. The Company may prepay or convert all or part of the Novartis Note into shares of the Company’s common stock, at its option, until December 31, 2019. Novartis has the option to convert all or part of the Novartis Note into shares of the Company’s common stock upon a change in control of the Company or termination of the Collaboration Agreement by Novartis pursuant to certain provisions. If converted, the principal and accrued interest under the Novartis Note will convert into the Company’s common stock at a conversion price equal to 120% of the 20-day trailing average closing price per share of the common stock immediately prior to the conversion date. In the event the aggregate number of shares of common stock issued upon the conversion would exceed the lesser of 19.0% of the Company’s outstanding shares on a fully-diluted basis (i) at the inception of the Investment Agreement or (ii) on the conversion date, then only the lesser amount shall convert into shares of common stock and Novartis shall be repaid in cash for any remaining principal and unpaid interest after such conversion. Upon the occurrence of certain events of default, the Novartis Note requires the Company to repay the principal balance of the Novartis Note and any unpaid accrued interest. The ability to borrow and repay the debt at a discount using shares of the Company’s common stock was deemed to be additional, foregone revenue attributable to the Collaboration Agreement, which the Company imputed and recorded as both a receivable from Novartis and a liability (deferred revenue) of $2.5 million at the inception of the

Collaboration Agreement and the Investment Agreement. On February 15, 2017, the Company recorded the $15.0 million proceeds from the issuance of the Novartis Note as a convertible note payable in the amount of $12.5 million and a reduction of the outstanding receivable from Novartis of $2.5 million. The convertible note payable, along with the related accrued interest, totaled $13.3 million as of March 31, 2018.

The Company elected to account for the Novartis Note under the fair value option. At March 31, 2018, the Company concluded that the fair value of the Novartis Note remained at $13.3 million due to its conversion features. The fair value measurement is categorized within Level 2 of the fair value hierarchy.

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

Stock Options

The following table summarizes the Company’s stock option activity under all stock option plans for the three months ended March 31, 2018 (options in thousands):

	Total Options	Weighted- Average Exercise Price
Balance at December 31, 2017	4,826	$5.05
Granted	731	5.20
Exercised	(29)	1.28
Forfeited/cancelled/expired	—	—
Balance at March 31, 2018	5,528	$5.09

Stock-Based Compensation

The Company recorded stock-based compensation of $1.0 million and $1.3 million for the three months ended March 31, 2018 and 2017, respectively.

Common Stock Reserved for Future Issuance

The following shares of common stock were reserved for future issuance at March 31, 2018 (in thousands):

Warrants to purchase common stock	150
Common stock options issued and outstanding	5,528
Common stock authorized for future option grants	883
Common stock authorized for the ESPP	531
Shares issuable upon conversion of convertible note payable	2,058
Total	9,150

8.	Collaboration and License Agreements

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

Pursuant to the Collaboration Agreement, the Company is responsible for completing its three ongoing Phase 2b trials. Novartis will generally pay 50% of the Company’s Phase 2b and observational study costs pursuant to an agreed upon budget. Upon completion of the ongoing Phase 2b trials, Novartis will assume 100% of the observational study costs. Novartis will assume full responsibility for emricasan’s Phase 3 development and all combination product development.

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

Concurrent with entry into the Collaboration Agreement, the Company entered into the Investment Agreement with Novartis whereby the Company is able to borrow up to $15.0 million at a rate of 6% per annum, under one or two notes, which will mature on December 31, 2019. The Company may elect at its sole discretion to convert all or part of the outstanding principal and accrued interest into fully paid shares of common stock, at 120% of the 20-day trailing average closing price per share of the common stock immediately prior to the conversion date. Novartis has the option to convert all or part of the note(s) into shares of the Company’s common stock upon a change in control of the Company or termination of the Collaboration Agreement by Novartis pursuant to certain provisions. In the event the conversion of the notes would exceed the lesser of 19.0% of the Company’s outstanding shares on a fully-diluted basis (i) at the inception of the Investment Agreement or (ii) on the conversion date, then only the lesser amount shall convert into shares of common stock and Novartis shall be repaid in cash for any remaining principal and unpaid interest after such conversion. On February 15, 2017, the Company issued the Novartis Note in the principal amount of $15.0 million pursuant to the Investment Agreement.

9.	Commitments

In February 2014, the Company entered into a noncancelable operating lease agreement (the Lease) for certain office space with a lease term from July 2014 through December 2019 and a renewal option for an additional five years. In May 2015, the Company entered into a first amendment to the Lease (the First Lease Amendment) for additional office space starting in September 2015 through September 2020. The First Lease Amendment also extended the term of the Lease to September 2020. The monthly base rent under the Lease and the First Lease Amendment increases approximately 3% annually from approximately $33,000 in 2015 to approximately $39,000 in 2020. Future minimum payments under this noncancelable operating lease total $1.1 million at March 31, 2018.

Rent expense was $0.1 million for each of the three-month periods ended March 31, 2018 and 2017.

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

The following discussion and analysis and the unaudited interim condensed financial statements included in this quarterly report on Form 10-Q should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2017 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our annual report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 8, 2018.

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

We plan to continue advancing toward registration of emricasan for patients with fibrosis or cirrhosis due to nonalcoholic steatohepatitis, or NASH. Our current clinical program for emricasan includes the following randomized, double-blind, placebo-controlled Phase 2b clinical trials:

•

Phase 2b ENCORE-PH (Portal Hypertension) Clinical Trial: In November 2016, we initiated a clinical trial to evaluate the effect of emricasan in approximately 240 compensated or early decompensated NASH cirrhosis patients with severe portal hypertension. Top-line results are expected in the fourth quarter of 2018. In addition, this trial has a 24-week treatment extension that is intended to further evaluate clinical outcomes.

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

We recently announced top-line results from our exploratory Phase 2b POLT-HCV-SVR proof-of-concept clinical trial of emricasan in post-orthotopic liver transplant, or POLT, recipients with reestablished liver fibrosis post-transplant as a result of recurrent hepatitis C virus, or HCV, infection who have successfully achieved a sustained viral response, or SVR, following HCV antiviral therapy, or POLT-HCV-SVR patients, with residual fibrosis or cirrhosis. Although the trial did not meet its primary endpoint in the heterogeneous overall trial population, emricasan provided evidence of an anti-fibrotic treatment effect in the subgroup of patients with advanced fibrosis and early cirrhosis.

In February 2018, we initiated a non-treatment observational study pursuant to which subjects from the four trials above will be followed for an up to three-year safety follow-up.

In May 2017, Novartis Pharma AG, or Novartis, exercised its option under the Option, Collaboration and License Agreement, or the Collaboration Agreement, we entered into with Novartis in December 2016. Pursuant to such exercise, we granted Novartis an exclusive, worldwide license to our intellectual property rights relating to emricasan to collaborate with us for the global development and commercialization of products containing emricasan either as a single active ingredient or in combination with other Novartis compounds for liver cirrhosis or liver fibrosis for the treatment, diagnosis and prevention of disease in all indications in humans. The license became effective upon our receipt of a $7.0 million option exercise payment in July 2017.

Pursuant to the Collaboration Agreement, we are responsible for completing the three ENCORE trials described above. We share the costs of the ENCORE trials equally with Novartis. In addition, until the completion of the ENCORE trials, we will equally share the costs of the non-treatment observational study. After the completion of the ENCORE trials, Novartis will assume 100% of the observational study costs. Novartis is responsible for 100% of certain expenses for required registration-supportive nonclinical activities. Novartis is also responsible for the development of emricasan beyond the ENCORE trials and the observational study described above, including the Phase 3 development of emricasan single agent products and all development for emricasan combination products, and Novartis has agreed to use commercially reasonable efforts to develop and commercialize emricasan products. A joint steering committee comprised of representatives from our company and Novartis oversees the collaboration, development and commercialization of emricasan products.

Under the Collaboration Agreement, Novartis paid us an upfront payment of $50.0 million and the option exercise payment of $7.0 million. In addition, we are eligible to receive up to an aggregate of $650.0 million in milestone payments, as well as royalties.

We also plan to expand our development pipeline by internally developing new preclinical product candidates leveraging our expertise with caspase inhibition and/or by in-licensing or acquiring preclinical or clinical product candidates consistent with our product development and regulatory expertise. We will continue to evaluate the potential of IDN-7314 as a product candidate as a component of our pipeline expansion plans. In addition to liver disease, we may pursue the development of product candidates in other disease areas.

Since our inception, our primary activities have been organizational activities, including recruiting personnel, conducting research and development, including clinical trials, and raising capital. We have no products approved for sale, and we have not generated any revenues from product sales to date. We have funded our operations since inception primarily through sales of equity securities and convertible promissory notes and payments made under the Collaboration Agreement, and we have incurred significant operating losses since our inception. We have never been profitable and have incurred net losses of $17.4 million and $29.7 million for the years ended December 31, 2017 and 2016, respectively, and $5.0 million for the three months ended March 31, 2018. As of March 31, 2018, we had an accumulated deficit of $173.6 million.

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

As of March 31, 2018, we had cash, cash equivalents and marketable securities of $66.8 million. Although it is difficult to predict future liquidity requirements, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operations for at least the next 12 months from the date of the filing of this Form 10-Q. We will need to raise additional capital to fund further operations, including the development of internally developed and/or in-licensed product candidates other than emricasan or the co-commercialization of emricasan with Novartis. We may obtain additional financing in the future through the issuance of our common stock in future public offerings, through other equity or debt financings or through collaborations or partnerships with other companies.

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

Research and Development Expenses

The majority of our operating expenses to date have been incurred in research and development activities. Starting in late 2011, research and development expenses have been focused on the development of emricasan. Since acquiring emricasan in 2010, we have incurred $120.3 million of research and development expenses in the development of emricasan through March 31, 2018. Our business model is currently focused on the development of emricasan in various liver diseases and is dependent upon our continuing to conduct research and a significant amount of clinical development. Our research and development expenses consist primarily of:

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

Interest Expense

Interest expense consists of accrued interest on our $15.0 million convertible promissory note payable to Novartis, or the Novartis Note, which was issued in February 2017, and coupon interest on our $1.0 million promissory note payable to Pfizer Inc., or the Pfizer Note, which was voluntarily prepaid in January 2017.

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

There were no significant changes during the three months ended March 31, 2018 to the critical accounting policies described in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the SEC on March 8, 2018, other than the critical accounting policy below, which relates to the adoption of a new revenue recognition standard.

Revenue Recognition

Under the relevant accounting literature, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. We perform the following five steps in order to determine revenue recognition for contracts: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when, or as, we satisfy a performance obligation.

At contract inception, we identify the performance obligations in the contract by assessing whether the goods or services promised within each contract are distinct. Revenue is then recognized for the amount of the transaction price that is allocated to the respective performance obligation when, or as, the performance obligation is satisfied.

In a contract with multiple performance obligations, we must develop estimates and assumptions that require judgment to determine the underlying stand-alone selling price for each performance obligation, which determines how the transaction price is allocated among the performance obligations. The estimation of the stand-alone selling price(s) may include estimates regarding forecasted revenues or costs, development timelines, discount rates, and probabilities of technical and regulatory success. We evaluate each performance obligation to determine if it can be satisfied at a point in time or over time. Any change made to estimated progress towards completion of a performance obligation and, therefore, revenue recognized will be recorded as a change in estimate. In addition, variable consideration must be evaluated to determine if it is constrained and, therefore, excluded from the transaction price.

If a license to our intellectual property is determined to be distinct from the other performance obligations identified in a contract, we recognize revenues from the transaction price allocated to the license when the license is transferred to the licensee and the licensee is able to use and benefit from the license. For licenses that are bundled with other promises, we utilize judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from the allocated transaction price. We evaluate the measure of progress at each reporting period and, if necessary, adjust the measure of performance and related revenue or expense recognition as a change in estimate.

At the inception of each arrangement that includes milestone payments, we evaluate whether the milestones are considered probable of being reached. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within our or a collaboration partner’s control, such as regulatory approvals, are generally not considered probable of being achieved until those approvals are received. At the end of each reporting period, we re-evaluate the probability of achievement of milestones that are within our or a collaboration partner’s control, such as operational developmental milestones and any related constraint, and, if necessary, adjust our estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which will affect collaboration revenues and earnings in the period of adjustment. Revisions to our estimate of the transaction price may also result in negative collaboration revenues and earnings in the period of adjustment.

For arrangements that include sales-based royalties, including commercial milestone payments based on the level of sales, and a license is deemed to be the predominant item to which the royalties relate, we will recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied, or partially satisfied. To date, we have not recognized any royalty revenue from collaborative arrangements.

In December 2016, we entered into the Collaboration Agreement and an Investment Agreement, the Investment Agreement, with Novartis. We concluded that there were two significant performance obligations under the Collaboration Agreement: the license and the research and development services, but that the license is not distinct from the research and development services as Novartis cannot obtain value from the license without the research and development services, which we are uniquely able to perform.

We concluded that progress towards completion of the performance obligations related to the Collaboration Agreement is best measured in an amount proportional to the collaboration expenses incurred and the total estimated collaboration expenses. We periodically review and update the estimated collaboration expenses, when appropriate, which adjusts the percentage of revenue that is recognized for the period. While such changes to our estimates have no impact on our reported cash flows, the amount of revenue recorded in the period could be materially impacted. The transaction price of the Collaboration Agreement consists of the upfront payment, option exercise fee, deemed revenue from the premium paid by Novartis under the Investment Agreement and reimbursable research and development costs, net of certain expenses directly related to execution of the agreement.

Potential future payments for variable consideration, such as clinical, regulatory or commercial milestones, will be recognized when it is probable that, if recorded, a significant reversal will not take place. Potential future royalty payments will be recorded as revenue when the associated sales occur.

Results of Operations

Comparison of the Three Months Ended March 31, 2018 and 2017

Total Revenues

Total revenues were $9.7 million for the three months ended March 31, 2018, as compared to $7.0 million for the same period in 2017. The increase of $2.7 million was primarily due to higher revenue from reimbursable costs related to the Collaboration Agreement, as well as the effect of our adoption of the new revenue recognition standard described above.

Under prior guidance, we recognized collaboration revenue under the Collaboration Agreement over the estimated time-based performance period for license-related payments and when costs were incurred for reimbursable costs. Under the new revenue recognition standard, which we adopted on January 1, 2018, we recognize collaboration revenue and some related expenses in an amount proportional to the collaboration expenses incurred and the total estimated collaboration expenses. We periodically review and update the estimated collaboration expenses, when appropriate, which adjusts the percentage of revenue that is recognized for the period. Such changes could materially impact the amount of revenue recorded in the period.

Research and Development Expenses

Research and development expenses were $12.1 million for the three months ended March 31, 2018, as compared to $7.9 million for the same period in 2017. The increase of $4.2 million was primarily due to the ramp up of our ENCORE-PH and ENCORE-LF clinical trials and higher spending on new product candidate development.

General and Administrative Expenses

General and administrative expenses were $2.7 million for the three months ended March 31, 2018, as compared to $2.8 million for the same period in 2017.

Changes in components of Other Income (Expense) were as follows:

Interest Income

Interest income was $233,000 for the three months ended March 31, 2018, as compared to $171,000 for the same period in 2017. Interest income consisted of interest earned on our cash, cash equivalents and marketable securities and fluctuates based on changes in investment balances and interest rates.

Interest Expense

Interest expense was $185,000 for the three months ended March 31, 2018, as compared to $97,000 for the same period in 2017. The increase was primarily due to higher interest expense related to the Novartis Note, which was issued in February 2017.

Other Expense

Other expense was $9,000 for the three months ended March 31, 2018, as compared to $6,000 for the same period in 2017. Other expense represents non-operating transactions such as those caused by currency fluctuations between transaction dates and settlement dates.

Liquidity and Capital Resources

Since inception, we have incurred losses and negative cash flows from operating activities, except for the year ended December 31, 2016, where we had positive net cash flows from operating activities due to the upfront payment related to the Collaboration Agreement with Novartis. As of March 31, 2018, we had an accumulated deficit of $173.6 million. We anticipate that we will continue to incur net losses for the foreseeable future as we continue the development and potential commercialization of emricasan.

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

In December 2016, we entered into the Collaboration Agreement with Novartis pursuant to which we granted Novartis an exclusive option to collaborate with us for the global development and commercialization of emricasan. Under the Collaboration Agreement, Novartis paid us an upfront payment of $50.0 million. In May 2017, Novartis exercised its option, and we received a $7.0 million option exercise payment in July 2017. Concurrent with the entry into the Collaboration Agreement, we entered into the Investment Agreement, whereby we agreed to sell and Novartis agreed to purchase, convertible promissory notes, in one or two closings, for an aggregate principal amount of up to $15.0 million. In February 2017, we issued the Novartis Note in the principal amount of $15.0 million. The maturity date of the Novartis Note is December 31, 2019. The Novartis Note bears interest on the unpaid principal balance at a rate of 6% per annum. We may prepay or convert the Novartis Note into shares of our common stock, at our option, until December 31, 2019. Novartis may convert the Novartis Note into shares of our common stock upon a change of control of our company or termination of the Collaboration Agreement by Novartis pursuant to certain provisions. If converted, the principal and accrued interest under the Novartis Note will convert into shares of our common stock at a conversion price equal to 120% of the 20-day trailing average closing price per share of the common stock immediately prior to the conversion date. Upon the occurrence of certain events of default, the Novartis Note requires us to repay the principal balance and any unpaid accrued interest.

At March 31, 2018, we had cash, cash equivalents and marketable securities of $66.8 million. We believe our existing cash, cash equivalents and marketable securities will be sufficient to fund our operations for at least the next 12 months from the date of the filing of this Form 10-Q. To fund further operations, we will need to raise additional capital. We plan to continue to fund losses from operations and capital funding needs through future equity and debt financing, as well as potential collaborations. The sale of additional equity or convertible debt could result in additional dilution to our stockholders. The incurrence of indebtedness would result in debt service obligations and could result in operating and financing covenants that would restrict our operations. No assurances can be provided that financing will be available in the amounts we need or on terms acceptable to us, if at all. If we are not able to secure adequate additional funding, we may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. Any of these actions could materially harm our business, results of operations and future prospects.

The following table sets forth a summary of the net cash flow activity for each of the periods set forth below (in thousands):

	Three Months Ended March 31,
	2018	2017
Net cash used in operating activities	$(8,154)	$(8,009)
Net cash provided by (used in) investing activities	8,653	(45,157)
Net cash provided by financing activities	37	11,558
Net increase (decrease) in cash and cash equivalents	$536	$(41,608)

Net cash used in operating activities was $8.2 million and $8.0 million for the three months ended March 31, 2018 and 2017, respectively. The primary use of cash was to fund our operations related to the development of emricasan.

Net cash provided by investing activities was $8.7 million for the three months ended March 31, 2018, which consisted primarily of proceeds from maturities of marketable securities, partially offset by cash used to purchase marketable securities. Net cash used in investing activities was $45.2 million for the three months ended March 31, 2017, which consisted primarily of cash used to purchase marketable securities, partially offset by proceeds from maturities of marketable securities.

Net cash provided by financing activities was $37,000 for the three months ended March 31, 2018. Net cash provided by financing activities was $11.6 million for the three months ended March 31, 2017, which consisted primarily of proceeds from the issuance of the Novartis Note in February 2017, partially offset by the voluntary prepayment of the Pfizer Note in January 2017.

Contractual Obligations and Commitments

As of March 31, 2018, there have been no material changes outside the ordinary course of our business to the contractual obligations we reported in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Commitments” in our annual report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 8, 2018.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements (as defined by applicable regulations of the SEC) that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2018, there have been no material changes in our market risk from that described in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our annual report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission on March 8, 2018.

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

Inherent Limitations of Disclosure Controls and Procedures and Internal Control Over Financial Reporting

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than the implementation of changes as required to facilitate adoption of the new revenue recognition standard in the first quarter of 2018, including updating our accounting policies and procedures and internal controls over financial reporting to ensure that information required to implement the new standard is appropriately captured and recorded.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are currently not a party to any material legal proceedings.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors included in “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission on March 8, 2018.

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

CONATUS PHARMACEUTICALS INC.

Date: May 3, 2018	/s/ Steven J. Mento, Ph.D.
Steven J. Mento, Ph.D.
President and Chief Executive Officer
(principal executive officer)

Date: May 3, 2018	/s/ Keith W. Marshall, Ph.D.
Keith W. Marshall, Ph.D.
Executive Vice President, Chief Operating Officer and Chief Financial Officer
(principal financial officer)