Form 10-Q
period 2018-06-30
Conatus Pharmaceuticals Inc.
filed 2018-08-02
CIK 1383701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

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

As of July 26, 2018, the registrant had 30,171,048 shares of common stock ($0.0001 par value) outstanding.

CONATUS PHARMACEUTICALS INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Conatus Pharmaceuticals Inc.

Condensed Balance Sheets

(In thousands, except par value data)

(Unaudited)

	June 30,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$11,639	$16,079
Marketable securities	46,079	58,774
Collaboration receivables	4,853	3,367
Prepaid and other current assets	2,176	1,004
Total current assets	64,747	79,224
Property and equipment, net	130	179
Other assets	2,023	2,538
Total assets	$66,900	$81,941
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$11,635	$11,962
Accrued compensation	1,485	2,008
Current portion of deferred revenue	14,430	14,172
Total current liabilities	27,550	28,142
Deferred revenue, less current portion	5,749	12,519
Convertible note payable	13,530	13,158
Deferred rent	99	126
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 200,000 shares authorized; 30,145 shares issued and outstanding at June 30, 2018; 30,035 shares issued and outstanding at December 31, 2017	3	3
Additional paid-in capital	198,143	196,077
Accumulated other comprehensive loss	(41)	(77)
Accumulated deficit	(178,133)	(168,007)
Total stockholders’ equity	19,972	27,996
Total liabilities and stockholders’ equity	$66,900	$81,941

See accompanying notes to condensed financial statements.

Conatus Pharmaceuticals Inc.

Condensed Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Collaboration revenue	$8,774	$10,008	$18,511	$17,006
Total revenues	8,774	10,008	18,511	17,006
Operating expenses:
Research and development	10,737	13,218	22,818	21,144
General and administrative	2,594	2,194	5,307	4,957
Total operating expenses	13,331	15,412	28,125	26,101
Loss from operations	(4,557)	(5,404)	(9,614)	(9,095)
Other income (expense):
Interest income	244	218	477	389
Interest expense	(187)	(187)	(372)	(284)
Other income (expense)	3	(44)	(6)	(50)
Total other income (expense)	60	(13)	99	55
Net loss	(4,497)	(5,417)	(9,515)	(9,040)
Other comprehensive income (loss):
Net unrealized gains (losses) on marketable securities	71	(3)	36	(16)
Comprehensive loss	$(4,426)	$(5,420)	$(9,479)	$(9,056)
Net loss per share, basic and diluted	$(0.15)	$(0.19)	$(0.32)	$(0.33)
Weighted average shares outstanding used in computing net loss per share, basic and diluted	30,114	28,103	30,081	27,139

See accompanying notes to condensed financial statements.

Conatus Pharmaceuticals Inc.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2018	2017
Operating activities
Net loss	$(9,515)	$(9,040)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	54	54
Stock-based compensation expense	1,912	2,063
Amortization of premiums and discounts on marketable securities, net	(127)	10
Accrued interest included in convertible note payable	372	279
Changes in operating assets and liabilities:
Collaboration receivables	(1,486)	(4,500)
Prepaid and other current assets	277	(136)
Other assets	(246)	(872)
Accounts payable and accrued expenses	(334)	3,262
Accrued compensation	(523)	(985)
Deferred revenue	(7,811)	(10,007)
Deferred rent	(20)	(14)
Net cash used in operating activities	(17,447)	(19,886)
Investing activities
Maturities of marketable securities	36,925	28,309
Purchase of marketable securities	(24,067)	(81,836)
Capital expenditures	(5)	(21)
Net cash provided by (used in) investing activities	12,853	(53,548)
Financing activities
Proceeds from issuance of convertible note payable, net	—	12,500
Principal payment on promissory note	—	(1,000)
Proceeds from issuance of common stock, net	—	30,741
Repurchase of common stock	—	(11,203)
Proceeds from stock issuances related to exercise of stock options and employee stock purchase plan	154	78
Net cash provided by financing activities	154	31,116
Net decrease in cash and cash equivalents	(4,440)	(42,318)
Cash and cash equivalents at beginning of period	16,079	58,083
Cash and cash equivalents at end of period	$11,639	$15,765
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$5
Supplemental schedule of noncash financing activities:
Costs related to issuance of common stock included in accounts payable and accrued expenses	$—	$131

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

As of June 30, 2018, the Company has devoted substantially all of its efforts to product development and has not realized product sales revenues from its planned principal operations.

The Company has a limited operating history, and the sales and income potential of the Company’s business and market are unproven. The Company has experienced net losses since its inception and, as of June 30, 2018, had an accumulated deficit of $178.1 million. The Company expects to continue to incur net losses for at least the next several years. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure. If the Company is unable to generate revenues adequate to support its cost structure, the Company may need to raise additional equity or debt financing.

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

2.	Summary of Significant Accounting Policies

Use of Estimates

The preparation of condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Marketable Securities

The Company classifies its marketable securities as available-for-sale and records such assets at estimated fair value in the condensed balance sheets, with unrealized gains and losses, if any, reported as a component of other comprehensive income (loss) within the condensed statements of operations and comprehensive loss and as a separate component of stockholders’ equity. The Company classifies marketable securities with remaining maturities greater than one year as current assets because such marketable securities are available to fund the Company’s current operations. The Company invests its excess cash balances primarily in corporate debt securities and money market funds with strong credit ratings. Realized gains and losses are calculated on the specific identification method and recorded as interest income. There were no realized gains and losses for the six-month periods ended June 30, 2018 and 2017.

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

Long-Lived Assets

The Company regularly reviews the carrying value and estimated lives of all of its long-lived assets, including property and equipment, to determine whether indicators of impairment may exist which warrant adjustments to carrying values or estimated useful lives. The determinants used for this evaluation include management’s estimate of the asset’s ability to generate positive income from operations and positive cash flow in future periods, as well as the strategic significance of the assets to the Company’s business objective. Should an impairment exist, the impairment loss would be measured based on the excess of the carrying amount of the asset’s fair value. The Company has not recognized any impairment losses through June 30, 2018.

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

Income Taxes

The Company’s policy related to accounting for uncertainty in income taxes prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. As of December 31, 2017, there are no unrecognized tax benefits included in the condensed balance sheet that would, if recognized, affect the Company’s effective tax rate, and the Company has noted no material changes through June 30, 2018. The Company has not recognized interest and penalties in the condensed balance sheets or condensed statements of operations and comprehensive loss. The Company is subject to U.S. and California taxation. As of December 31, 2017, the Company’s tax years beginning 2005 to date are subject to examination by taxing authorities.

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

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because to do so would be anti-dilutive (in thousands):

	June 30,
	2018	2017
Warrants to purchase common stock	13	150
Common stock options issued and outstanding	5,528	4,329
Shares issuable upon conversion of convertible note payable	2,846	2,465
ESPP shares pending issuance	6	4
Total	8,393	6,948

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606). This guidance requires that an entity recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For public companies, ASU No. 2014-09 is effective for annual reporting periods beginning after December 15, 2017 and interim periods within that reporting period. The Company adopted this guidance effective January 1, 2018, as required, utilizing the modified retrospective method. The change in accounting standard primarily affects the Company’s recognition of collaboration revenue under the Collaboration Agreement. Under prior guidance, the Company recognized collaboration revenue under the Collaboration Agreement over the estimated time-based performance period for license-related payments and when costs were incurred for reimbursable costs. Under current guidance, the Company recognizes collaboration revenue and some related expenses in an amount proportional to the collaboration expenses incurred and the total estimated collaboration expenses. Another feature of the new standard is that recognition of variable consideration such as milestone payments may be accelerated. Under the modified retrospective adoption method, the Company recognized the retrospective cumulative effect of applying the standard for contracts that have remaining obligations as of the effective date, namely the Collaboration Agreement, to the opening balance of retained earnings (accumulated deficit) and will apply the standard to all new contracts initiated on or after the effective date. Adoption of this guidance resulted in a net increase in the accumulated deficit of $0.6 million. Additionally, adoption of this guidance had no impact on the Company’s income tax expense, and the Company expects the impact on its tax provision to be immaterial due to the full valuation allowance. Under prior guidance, revenue recognized under the Collaboration Agreement would have been $17.1 million for the six months ended June 30, 2018, which is $1.4 million lower than the amount recognized under current guidance.

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

In June 2018, the FASB issued ASU No. 2018-07, Compensation-Stock Compensation (Topic 718). This guidance simplifies the accounting for nonemployee stock-based compensation and largely aligns such compensation with the accounting requirements for employee stock-based awards. For public companies, ASU No. 2018-07 is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, but no earlier than an entity’s adoption date of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The Company early adopted this guidance effective June 30, 2018. The adoption of this guidance had an immaterial impact on the Company’s financial statements and related disclosures.

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

Below is a summary of assets, including cash equivalents and marketable securities, measured at fair value as of June 30, 2018 and December 31, 2017 (in thousands):

		Fair Value Measurements Using
	June 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds	$10,134	$10,134	$—	$—
Corporate debt securities	46,079	—	46,079	—
Total	$56,213	$10,134	$46,079	$—

		Fair Value Measurements Using
	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds	$12,218	$12,218	$—	$—
Corporate debt securities	61,774	—	61,774	—
Total	$73,992	$12,218	$61,774	$—

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

The Company invests its excess cash in money market funds and debt instruments of financial institutions, corporations, government sponsored entities and municipalities. The following tables summarize the Company’s marketable securities (in thousands):

As of June 30, 2018	Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Corporate debt securities	1 or less	$46,120	$2	$(43)	$46,079
Total		$46,120	$2	$(43)	$46,079

As of December 31, 2017	Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Corporate debt securities	1 or less	$58,851	$—	$(77)	$58,774
Total		$58,851	$—	$(77)	$58,774

5.	Property and Equipment

Property and equipment consist of the following (in thousands):

	June 30,	December 31,
	2018	2017
Furniture and fixtures	$334	$334
Computer equipment and office equipment	153	143
Leasehold improvements	147	152
	634	629
Less accumulated depreciation and amortization	(504)	(450)
Total	$130	$179

6.	Note Payable

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

On February 15, 2017, the Company issued a convertible promissory note (the Novartis Note) in the principal amount of $15.0 million, pursuant to the Investment Agreement. The Novartis Note bears interest on the unpaid principal balance at a rate of 6% per annum and has a scheduled maturity date of December 31, 2019. The Company may prepay or convert all or part of the Novartis Note into shares of the Company’s common stock, at its option, until December 31, 2019. Novartis has the option to convert all or part of the Novartis Note into shares of the Company’s common stock upon a change in control of the Company or termination of the Collaboration Agreement by Novartis pursuant to certain provisions. If converted, the principal and accrued interest under the Novartis Note will convert into the Company’s common stock at a conversion price equal to 120% of the 20-day trailing average closing price per share of the common stock immediately prior to the conversion date. In the event the aggregate number of shares of common stock issued upon the conversion would exceed the lesser of 19.0% of the Company’s outstanding shares on a fully-diluted basis (i) at the inception of the Investment Agreement or (ii) on the conversion date, then only the lesser amount shall convert into shares of common stock and Novartis shall be repaid in cash for any remaining principal and unpaid interest after such conversion. Upon the occurrence of certain events of default, the Novartis Note requires the Company to repay the principal balance of the Novartis Note and any unpaid accrued interest. The ability to borrow and repay the debt at a discount using shares of the Company’s common stock was deemed to be additional, foregone revenue attributable to the Collaboration Agreement, which the Company imputed and recorded as both a receivable from Novartis and a liability (deferred revenue) of $2.5 million at the inception of the Collaboration Agreement and the Investment Agreement. On February 15, 2017, the Company recorded the $15.0 million proceeds from the issuance of the Novartis Note as a convertible note payable in the amount of $12.5 million and a reduction of the outstanding receivable from Novartis of $2.5 million. The convertible note payable, along with the related accrued interest, totaled $13.5 million as of June 30, 2018.

The Company elected to account for the Novartis Note under the fair value option. At June 30, 2018, the Company concluded that the fair value of the Novartis Note remained at $13.5 million due to its conversion features. The fair value measurement is categorized within Level 2 of the fair value hierarchy.

7.	Stockholders’ Equity

Warrants

In 2013, the Company issued warrants exercisable for 1,124,026 shares of Series B preferred stock, at an exercise price of $0.90 per share, to certain existing investors in conjunction with a private placement (the 2013 Warrants) and warrants exercisable for 111,112 shares of Series B preferred stock, at an exercise price of $0.90 per share, to Oxford Finance LLC and Silicon Valley Bank in conjunction with the Company’s entry into a loan and security agreement (the Lender Warrants). Upon completion of the Company’s initial public offering (IPO), the 2013 Warrants and the Lender Warrants became exercisable for 136,236 and 13,468 shares of common stock, respectively, at an exercise price of $7.43 per share. The 2013 Warrants expired on May 30, 2018, and the Lender Warrants will expire on July 3, 2023.

Stock Options

The following table summarizes the Company’s stock option activity under all stock option plans for the six months ended June 30, 2018 (options in thousands):

	Total Options	Weighted- Average Exercise Price
Balance at December 31, 2017	4,826	$5.05
Granted	901	5.14
Exercised	(95)	1.09
Forfeited/cancelled/expired	(104)	4.44
Balance at June 30, 2018	5,528	$5.15

Stock-Based Compensation

The Company recorded stock-based compensation of $0.9 million and $0.8 million for the three months ended June 30, 2018 and 2017, respectively, and $1.9 million and $2.1 million for the six months ended June 30, 2018 and 2017, respectively.

Common Stock Reserved for Future Issuance

The following shares of common stock were reserved for future issuance at June 30, 2018 (in thousands):

Warrants to purchase common stock	13
Common stock options issued and outstanding	5,528
Common stock authorized for future option grants	818
Common stock authorized for the ESPP	516
Shares issuable upon conversion of convertible note payable	2,846
Total	9,721

8.	Collaboration and License Agreements

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

In February 2014, the Company entered into a noncancelable operating lease agreement (the Lease) for certain office space with a lease term from July 2014 through December 2019 and a renewal option for an additional five years. In May 2015, the Company entered into a first amendment to the Lease (the First Lease Amendment) for additional office space starting in September 2015 through September 2020. The First Lease Amendment also extended the term of the Lease to September 2020. The monthly base rent under the Lease and the First Lease Amendment increases approximately 3% annually from approximately $33,000 in 2015 to approximately $39,000 in 2020. Future minimum payments under this noncancelable operating lease total $1.0 million at June 30, 2018.

Rent expense was $0.1 million for each of the three-month periods ended June 30, 2018 and 2017 and $0.2 million for each of the six-month periods ended June 30, 2018 and 2017.

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

On August 2, 2018, the Company entered into an At Market Issuance Sales Agreement with Stifel, Nicolaus & Company, Incorporated (Stifel), pursuant to which the Company may sell from time to time, at its option, up to an aggregate of $35.0 million of shares of common stock through Stifel, as sales agent. As of the filing date of this Form 10-Q, there have been no shares sold under this agreement.

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

In April 2018, we announced top-line results from our exploratory Phase 2b POLT-HCV-SVR proof-of-concept clinical trial of emricasan in post-orthotopic liver transplant, or POLT, recipients with reestablished liver fibrosis post-transplant as a result of recurrent hepatitis C virus, or HCV, infection who have successfully achieved a sustained viral response, or SVR, following HCV antiviral therapy, or POLT-HCV-SVR patients, with residual fibrosis or cirrhosis. Although the trial did not meet its primary endpoint in the heterogeneous overall trial population, emricasan provided evidence of an anti-fibrotic treatment effect in the subgroup of patients with advanced fibrosis and early cirrhosis.

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

Since our inception, our primary activities have been organizational activities, including recruiting personnel, conducting research and development, including clinical trials, and raising capital. We have no products approved for sale, and we have not generated any revenues from product sales to date. We have funded our operations since inception primarily through sales of equity securities and convertible promissory notes and payments made under the Collaboration Agreement, and we have incurred significant operating losses since our inception. We have never been profitable and have incurred net losses of $17.4 million and $29.7 million for the years ended December 31, 2017 and 2016, respectively, and $9.5 million for the six months ended June 30, 2018. As of June 30, 2018, we had an accumulated deficit of $178.1 million.

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

As of June 30, 2018, we had cash, cash equivalents and marketable securities of $57.7 million. Although it is difficult to predict future liquidity requirements, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operations for at least the next 12 months from the date of the filing of this Form 10-Q. We will need to raise additional capital to fund further operations, including the development of internally developed and/or in-licensed product candidates other than emricasan or the co-commercialization of emricasan with Novartis. We may obtain additional financing in the future through the issuance of our common stock in future public offerings, through other equity or debt financings or through collaborations or partnerships with other companies.

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

Research and Development Expenses

The majority of our operating expenses to date have been incurred in research and development activities. Starting in late 2011, research and development expenses have been focused on the development of emricasan. Since acquiring emricasan in 2010, we have incurred $130.3 million of research and development expenses in the development of emricasan through June 30, 2018. Our business model is currently focused on the development of emricasan in various liver diseases and is dependent upon our continuing to conduct research and a significant amount of clinical development. Our research and development expenses consist primarily of:

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

There were no significant changes during the six months ended June 30, 2018 to the critical accounting policies described in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the SEC on March 8, 2018, other than the critical accounting policy below, which relates to the adoption of a new revenue recognition standard.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2018 and 2017

Total Revenues

Total revenues were $8.8 million for the three months ended June 30, 2018, as compared to $10.0 million for the same period in 2017. The decrease of $1.2 million was primarily due to lower research and development expenses resulting in corresponding lower revenues related to the Collaboration Agreement, partially offset by the effect of our adoption of the new revenue recognition standard described above.

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

Research and Development Expenses

Research and development expenses were $10.7 million for the three months ended June 30, 2018, as compared to $13.2 million for the same period in 2017. The decrease of $2.5 million was primarily due to lower spending related to our ENCORE-NF and ENCORE-PH clinical trials and manufacturing activities, partially offset by higher spending related to our ENCORE-LF clinical trial and new product candidate development.

General and Administrative Expenses

General and administrative expenses were $2.6 million for the three months ended June 30, 2018, as compared to $2.2 million for the same period in 2017. The increase of $0.4 million was primarily due to higher personnel costs.

Changes in components of Other Income (Expense) were as follows:

Interest Income

Interest income was $244,000 for the three months ended June 30, 2018, as compared to $218,000 for the same period in 2017. Interest income consisted of interest earned on our cash, cash equivalents and marketable securities and fluctuates based on changes in investment balances and interest rates.

Interest Expense

Interest expense was $187,000 for each of the three-month periods ended June 30, 2018 and 2017 and consisted of interest related to the Novartis Note, which was issued in February 2017.

Other Income (Expense)

Other income was $3,000 for the three months ended June 30, 2018, as compared to other expense of $44,000 for the same period in 2017. Other income (expense) represents non-operating transactions such as those caused by currency fluctuations between transaction dates and settlement dates.

Comparison of the Six Months Ended June 30, 2018 and 2017

Total Revenues

Total revenues were $18.5 million for the six months ended June 30, 2018, as compared to $17.0 million for the same period in 2017. The increase of $1.5 million was primarily due to higher research and development expenses resulting in corresponding higher revenues related to the Collaboration Agreement and the effect of our adoption of the new revenue recognition standard described above.

Research and Development Expenses

Research and development expenses were $22.8 million for the six months ended June 30, 2018, as compared to $21.1 million for the same period in 2017. The increase of $1.7 million was primarily due to higher spending related to our ENCORE-LF and ENCORE-PH clinical trials and new product candidate development, partially offset by lower spending related to our ENCORE-NF clinical trial.

General and Administrative Expenses

General and administrative expenses were $5.3 million for the six months ended June 30, 2018, as compared to $5.0 million for the same period in 2017. The increase of $0.3 million was primarily due to higher personnel costs.

Changes in components of Other Income (Expense) were as follows:

Interest Income

Interest income was $477,000 for the six months ended June 30, 2018, as compared to $389,000 for the same period in 2017. Interest income consisted of interest earned on our cash, cash equivalents and marketable securities and fluctuates based on changes in investment balances and interest rates.

Interest Expense

Interest expense was $372,000 for the six months ended June 30, 2018, as compared to $284,000 for the same period in 2017. The increase was primarily due to higher interest expense related to the Novartis Note, which was issued in February 2017.

Other Income (Expense)

Other expense was $6,000 for the six months ended June 30, 2018, as compared to $50,000 for the same period in 2017. Other income (expense) represents non-operating transactions such as those caused by currency fluctuations between transaction dates and settlement dates.

Liquidity and Capital Resources

Since inception, we have incurred losses and negative cash flows from operating activities, except for the year ended December 31, 2016, where we had positive net cash flows from operating activities due to the upfront payment related to the Collaboration Agreement with Novartis. As of June 30, 2018, we had an accumulated deficit of $178.1 million. We anticipate that we will continue to incur net losses for the foreseeable future as we continue the development and potential commercialization of emricasan.

Prior to our IPO in July 2013, we funded our operations primarily through private placements of equity and convertible debt securities. In July 2013, we completed our IPO of 6,000,000 shares of common stock at an offering price of $11.00 per share. We received net proceeds of $58.6 million, after deducting underwriting discounts and commissions and offering-related transaction costs.

In August 2014, we entered into an At Market Issuance Sales Agreement, or the 2014 Sales Agreement, with MLV & Co. LLC, or MLV, pursuant to which we could sell from time to time, at our option, up to an aggregate of $50.0 million of shares of our common stock through MLV, as sales agent. We terminated the 2014 Sales Agreement in December 2016. We sold 6,305,526 shares of our common stock pursuant to the 2014 Sales Agreement at a weighted average price per share of $2.35 and received net proceeds of $14.2 million, after deducting offering-related transaction costs and commissions.

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

On August 2, 2018, we entered into an At Market Issuance Sales Agreement, or the 2018 Sales Agreement, with Stifel, Nicolaus & Company, Incorporated, or Stifel, pursuant to which we may sell from time to time, at our option, up to an aggregate of $35.0 million of shares of our common stock through Stifel, as sales agent. Sales of our common stock made pursuant to the 2018 Sales Agreement, if any, will be made on the Nasdaq Global Market, or Nasdaq, under our Registration Statement on Form S-3 filed on August 17, 2017 by means of ordinary brokers’ transactions at market prices. Additionally, under the terms of the 2018 Sales Agreement, we may also sell shares of our common stock through Stifel, on Nasdaq or otherwise, at negotiated prices or at prices related to the prevailing market price. We will pay a commission rate equal to up to 3.0% of the gross sales price per share sold. The 2018 Sales Agreement will automatically terminate upon the sale of an aggregate of $35.0 million of shares of our common stock pursuant to the 2018 Sales Agreement. In addition, the 2018 Sales Agreement may be terminated by us or Stifel at any time upon ten days’ notice to the other party, or by Stifel at any time in certain circumstances, including the occurrence of an event that would be reasonably likely to have a material adverse effect on our assets, business, operations, earnings, properties, condition (financial or otherwise), prospects, stockholders’ equity or results of operations. As of the date of the filing of this Form 10-Q, we have not sold any shares under the 2018 Sales Agreement.

At June 30, 2018, we had cash, cash equivalents and marketable securities of $57.7 million. We believe our existing cash, cash equivalents and marketable securities will be sufficient to fund our operations for at least the next 12 months from the date of the filing of this Form 10-Q. To fund further operations, we will need to raise additional capital. We plan to continue to fund losses from operations and capital funding needs through future equity and debt financing, as well as potential collaborations. The sale of additional equity or convertible debt could result in additional dilution to our stockholders. The incurrence of indebtedness would result in debt service obligations and could result in operating and financing covenants that would restrict our operations. No assurances can be provided that financing will be available in the amounts we need or on terms acceptable to us, if at all. If we are not able to secure adequate additional funding, we may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. Any of these actions could materially harm our business, results of operations and future prospects.

The following table sets forth a summary of the net cash flow activity for each of the periods set forth below (in thousands):

	Six Months Ended June 30,
	2018	2017
Net cash used in operating activities	$(17,447)	$(19,886)
Net cash provided by (used in) investing activities	12,853	(53,548)
Net cash provided by financing activities	154	31,116
Net decrease in cash and cash equivalents	$(4,440)	$(42,318)

Net cash used in operating activities was $17.4 million and $19.9 million for the six months ended June 30, 2018 and 2017, respectively. The primary use of cash was to fund our operations related to the development of emricasan.

Net cash provided by investing activities was $12.9 million for the six months ended June 30, 2018, which consisted primarily of proceeds from maturities of marketable securities, partially offset by cash used to purchase marketable securities. Net cash used in investing activities was $53.5 million for the six months ended June 30, 2017, which consisted primarily of cash used to purchase marketable securities, partially offset by proceeds from maturities of marketable securities.

Net cash provided by financing activities was $0.2 million for the six months ended June 30, 2018. Net cash provided by financing activities was $31.1 million for the six months ended June 30, 2017, which consisted primarily of net proceeds from our public offering in May 2017 and proceeds from the issuance of the Novartis Note in February 2017, partially offset by the repurchase of shares from Advent in May 2017 and the voluntary prepayment of the Pfizer Note in January 2017.

Contractual Obligations and Commitments

As of June 30, 2018, there have been no material changes outside the ordinary course of our business to the contractual obligations we reported in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Commitments” in our annual report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 8, 2018.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements (as defined by applicable regulations of the SEC) that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2018, there have been no material changes in our market risk from that described in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our annual report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission on March 8, 2018.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are currently not a party to any material legal proceedings.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors included in “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission on March 8, 2018, other than the risk factor below.

If Novartis terminates the Option, Collaboration and License Agreement, or the Collaboration Agreement, and we fail to obtain additional financing, we may be unable to complete the development and commercialization of emricasan.

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts to continue the clinical development of emricasan, including our ongoing clinical trials. We believe the payments under the Collaboration Agreement and our existing capital resources will fund our share of the development costs for emricasan.  If Novartis terminates the Collaboration Agreement, we will require significant additional amounts in order to continue clinical development and, if approved, launch and commercialize emricasan. To date, our operations have been primarily funded through the proceeds from the issuance of our common and preferred stock, including the proceeds from our initial public offering, or IPO, completed in July 2013 and follow-on public offerings completed in April 2015 and May 2017, as well as sales of common stock under our prior At Market Issuance Sales Agreement with MLV & Co. LLC.

In August 2018, we entered into an At Market Issuance Sales Agreement, or the Sales Agreement, with Stifel, Nicolaus & Company, Incorporated, or Stifel, pursuant to which we may sell from time to time, at our option, up to an aggregate of $35.0 million of shares of our common stock through Stifel, as sales agent. Sales of our common stock made pursuant to the Sales Agreement, if any, will be made on the Nasdaq Global Market, or Nasdaq, under our Registration Statement on Form S-3 filed on August 17, 2017 by means of ordinary brokers’ transactions at market prices. Additionally, under the terms of the Sales Agreement, we may also sell shares of our common stock through Stifel, on Nasdaq or otherwise, at negotiated prices or at prices related to the prevailing market price. We will pay a commission rate equal to up to 3.0% of the gross sales price per share sold.  The Sales Agreement will automatically terminate upon the sale of an aggregate of $35.0 million of shares of our common stock pursuant to the Sales Agreement. In addition, the Sales Agreement may be terminated by us or Stifel at any time upon ten days’ notice to the other party, or by Stifel at any time in certain circumstances, including the occurrence of an event that would be reasonably likely to have a material adverse effect on our assets, business, operations, earnings, properties, condition (financial or otherwise), prospects, stockholders’ equity or results of operations.  As of the date of the filing of this Form 10-Q, we have not sold any shares under the Sales Agreement. There can be no assurance that Stifel will be successful in consummating sales under the Sales Agreement based on prevailing market conditions or in the quantities or at the prices that we deem appropriate.

We expect to fund our near-term operations primarily with the upfront payment of $50.0 million that we received from Novartis in December 2016 pursuant to the Collaboration Agreement, proceeds from the issuance of a convertible promissory note in the principal amount of $15.0 million, which we issued to Novartis in February 2017, and potential sale of common stock under the Sales Agreement.

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

Entry into a Material Definitive Agreement

On August 2, 2018, we entered into an At Market Issuance Sales Agreement, or the Sales Agreement, with Stifel, Nicolaus & Company, Incorporated, or Stifel, pursuant to which we may sell from time to time, at our option, up to an aggregate of $35.0 million of shares of our common stock through Stifel, as sales agent. Sales of our common stock made pursuant to the Sales Agreement, if any, will be made on the Nasdaq Global Market, or Nasdaq, under our Registration Statement on Form S-3 filed on August 17, 2017 by means of ordinary brokers’ transactions at market prices. Additionally, under the terms of the Sales Agreement, we may also sell shares of our common stock through Stifel, on Nasdaq or otherwise, at negotiated prices or at prices related to the prevailing market price. Stifel will use its commercially reasonable efforts consistent with its normal trading and sales practices to sell our common stock from time to time, based upon our instructions (including any price, time or size limits or other customary parameters or conditions we may impose). We cannot provide any assurances that we will issue any shares pursuant to the Sales Agreement. We will pay a commission rate equal to up to 3.0% of the gross sales price per share sold. We have also agreed to provide Stifel with customary indemnification and contribution rights.

The Sales Agreement will automatically terminate upon the sale of an aggregate of $35.0 million of shares of our common stock pursuant to the Sales Agreement. In addition, the Sales Agreement may be terminated by us or Stifel at any time upon ten days’ notice to the other party, or by Stifel at any time in certain circumstances, including the occurrence of an event that would be reasonably likely to have a material adverse effect on our assets, business, operations, earnings, properties, condition (financial or otherwise), prospects, stockholders’ equity or results of operations.

The foregoing description of the Sales Agreement is not complete and is qualified in its entirety by reference to the Sales Agreement, a copy of which is filed as Exhibit 1.1 to this quarterly report on Form 10-Q and is incorporated herein by reference.

ITEM 6.	EXHIBITS

A list of exhibits is set forth on the Exhibit Index immediately preceding the signature page of this quarterly report on Form 10-Q and is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description

1.1	At Market Issuance Sales Agreement, dated August 2, 2018, between the Registrant and Stifel, Nicolaus & Company, Incorporated

3.1(1)	Amended and Restated Certificate of Incorporation

3.2(1)	Amended and Restated Bylaws

4.1(2)	Specimen Common Stock Certificate

4.2(3)	First Amended and Restated Investor Rights Agreement, dated February 9, 2011

4.3(3)	Form of Warrant issued to investors in the Registrant’s 2013 bridge financing

4.4(2)	Form of Warrant issued to lenders under the Loan and Security Agreement, dated July 3, 2013, by and among the Registrant, Oxford Finance LLC, Silicon Valley Bank and the other lenders party thereto

5.1	Opinion of Latham & Watkins LLP

23.1	Consent of Latham & Watkins LLP (included in Exhibit 5.1)

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 1, 2013.
(2)	Incorporated by reference to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-189305), filed with the SEC on July 8, 2013.
(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 189305), filed with the SEC on June 14, 2013.
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

CONATUS PHARMACEUTICALS INC.

Date: August 2, 2018	/s/ Steven J. Mento, Ph.D.
Steven J. Mento, Ph.D.
President and Chief Executive Officer
(principal executive officer)

Date: August 2, 2018	/s/ Keith W. Marshall, Ph.D.
Keith W. Marshall, Ph.D.
Executive Vice President, Chief Operating Officer and Chief Financial Officer
(principal financial officer)