Form 10-Q
period 2018-09-30
Conatus Pharmaceuticals Inc.
filed 2018-11-01
CIK 1383701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐     No  ☒

As of October 25, 2018, the registrant had 30,261,547 shares of common stock ($0.0001 par value) outstanding.

CONATUS PHARMACEUTICALS INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Conatus Pharmaceuticals Inc.

Condensed Balance Sheets

(In thousands, except par value data)

(Unaudited)

	September 30,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$13,308	$16,079
Marketable securities	36,312	58,774
Collaboration receivables	4,109	3,367
Prepaid and other current assets	3,170	1,004
Total current assets	56,899	79,224
Property and equipment, net	124	179
Other assets	1,119	2,538
Total assets	$58,142	$81,941
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$9,123	$11,962
Accrued compensation	1,976	2,008
Current portion of deferred revenue	12,661	14,172
Total current liabilities	23,760	28,142
Deferred revenue, less current portion	3,962	12,519
Convertible note payable	13,718	13,158
Deferred rent	84	126
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 200,000 shares authorized; 30,262 shares issued and outstanding at September 30, 2018; 30,035 shares issued and outstanding at December 31, 2017	3	3
Additional paid-in capital	199,350	196,077
Accumulated other comprehensive loss	(12)	(77)
Accumulated deficit	(182,723)	(168,007)
Total stockholders’ equity	16,618	27,996
Total liabilities and stockholders’ equity	$58,142	$81,941

See accompanying notes to condensed financial statements.

Conatus Pharmaceuticals Inc.

Condensed Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Collaboration revenue	$7,666	$9,566	$26,177	$26,572
Total revenues	7,666	9,566	26,177	26,572
Operating expenses:
Research and development	9,664	11,165	32,482	32,309
General and administrative	2,660	2,449	7,967	7,406
Total operating expenses	12,324	13,614	40,449	39,715
Loss from operations	(4,658)	(4,048)	(14,272)	(13,143)
Other income (expense):
Interest income	253	259	730	648
Interest expense	(189)	(189)	(561)	(473)
Other income (expense)	5	(22)	(1)	(72)
Total other income	69	48	168	103
Net loss	(4,589)	(4,000)	(14,104)	(13,040)
Other comprehensive income (loss):
Net unrealized gains (losses) on marketable securities	29	(1)	65	(17)
Comprehensive loss	$(4,560)	$(4,001)	$(14,039)	$(13,057)
Net loss per share, basic and diluted	$(0.15)	$(0.13)	$(0.47)	$(0.46)
Weighted average shares outstanding used in computing net loss per share, basic and diluted	30,190	30,004	30,118	28,104

See accompanying notes to condensed financial statements.

Conatus Pharmaceuticals Inc.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Operating activities
Net loss	$(14,104)	$(13,040)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	72	81
Stock-based compensation expense	2,860	3,049
Amortization of premiums and discounts on marketable securities, net	(230)	(13)
Accrued interest included in convertible note payable	560	469
Changes in operating assets and liabilities:
Collaboration receivables	(742)	2,500
Prepaid and other current assets	305	(458)
Other assets	(246)	(872)
Accounts payable and accrued expenses	(2,863)	5,617
Accrued compensation	(32)	(541)
Deferred revenue	(11,367)	(19,572)
Deferred rent	(32)	(23)
Net cash used in operating activities	(25,819)	(22,803)
Investing activities
Maturities of marketable securities	56,435	57,257
Purchase of marketable securities	(33,678)	(109,152)
Capital expenditures	(15)	(25)
Net cash provided by (used in) investing activities	22,742	(51,920)
Financing activities
Proceeds from issuance of convertible note payable, net	—	12,500
Principal payment on promissory note	—	(1,000)
Proceeds from issuance of common stock, net	—	30,610
Repurchase of common stock	—	(11,203)
Deferred financing costs	(107)	—
Proceeds from stock issuances related to exercise of stock options and employee stock purchase plan	413	93
Net cash provided by financing activities	306	31,000
Net decrease in cash and cash equivalents	(2,771)	(43,723)
Cash and cash equivalents at beginning of period	16,079	58,083
Cash and cash equivalents at end of period	$13,308	$14,360
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$5

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

As of September 30, 2018, the Company has devoted substantially all of its efforts to product development and has not realized product sales revenues from its planned principal operations.

The Company has a limited operating history, and the sales and income potential of the Company’s business and market are unproven. The Company has experienced net losses since its inception and, as of September 30, 2018, had an accumulated deficit of $182.7 million. The Company expects to continue to incur net losses for at least the next several years. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure. If the Company is unable to generate revenues adequate to support its cost structure, the Company may need to raise additional equity or debt financing.

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

Marketable Securities

The Company classifies its marketable securities as available-for-sale and records such assets at estimated fair value in the condensed balance sheets, with unrealized gains and losses, if any, reported as a component of other comprehensive income (loss) within the condensed statements of operations and comprehensive loss and as a separate component of stockholders’ equity. The Company classifies marketable securities with remaining maturities greater than one year as current assets because such marketable securities are available to fund the Company’s current operations. The Company invests its excess cash balances primarily in corporate debt securities and money market funds with strong credit ratings. Realized gains and losses are calculated on the specific identification method and recorded as interest income. There were no realized gains and losses for the nine-month periods ended September 30, 2018 and 2017.

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

Long-Lived Assets

The Company regularly reviews the carrying value and estimated lives of all of its long-lived assets, including property and equipment, to determine whether indicators of impairment may exist which warrant adjustments to carrying values or estimated useful lives. The determinants used for this evaluation include management’s estimate of the asset’s ability to generate positive income from operations and positive cash flow in future periods, as well as the strategic significance of the assets to the Company’s business objective. Should an impairment exist, the impairment loss would be measured based on the excess of the carrying amount of the asset’s fair value. The Company has not recognized any impairment losses through September 30, 2018.

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

Income Taxes

The Company’s policy related to accounting for uncertainty in income taxes prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. As of December 31, 2017, there are no unrecognized tax benefits included in the condensed balance sheet that would, if recognized, affect the Company’s effective tax rate, and the Company has noted no material changes through September 30, 2018. The Company has not recognized interest and penalties in the condensed balance sheets or condensed statements of operations and comprehensive loss. The Company is subject to U.S. and California taxation. As of December 31, 2017, the Company’s tax years beginning 2005 to date are subject to examination by taxing authorities.

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

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because to do so would be anti-dilutive (in thousands):

	September 30,
	2018	2017
Warrants to purchase common stock	13	150
Common stock options issued and outstanding	5,370	4,911
Shares issuable upon conversion of convertible note payable	2,658	2,297
ESPP shares pending issuance	18	7
Total	8,059	7,365

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606). This guidance requires that an entity recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For public companies, ASU No. 2014-09 is effective for annual reporting periods beginning after December 15, 2017 and interim periods within that reporting period. The Company adopted this guidance effective January 1, 2018, as required, utilizing the modified retrospective method. The change in accounting standard primarily affects the Company’s recognition of collaboration revenue under the Collaboration Agreement. Under prior guidance, the Company recognized collaboration revenue under the Collaboration Agreement over the estimated time-based performance period for license-related payments and when costs were incurred for reimbursable costs. Under current guidance, the Company recognizes collaboration revenue and some related expenses in an amount proportional to the collaboration expenses incurred and the total estimated collaboration expenses. Another feature of the new standard is that recognition of variable consideration such as milestone payments may be accelerated. Under the modified retrospective adoption method, the Company recognized the retrospective cumulative effect of applying the standard for contracts that have remaining obligations as of the effective date, namely the Collaboration Agreement, to the opening balance of retained earnings (accumulated deficit) and will apply the standard to all new contracts initiated on or after the effective date. Adoption of this guidance resulted in a net increase in the accumulated deficit of $0.6 million. Additionally, adoption of this guidance had no impact on the Company’s income tax expense, and the Company expects the impact on its tax provision to be immaterial due to the full valuation allowance. Under prior guidance, revenue recognized under the Collaboration Agreement would have been $24.1 million for the nine months ended September 30, 2018, which is $2.1 million lower than the amount recognized under current guidance.

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

Below is a summary of assets, including cash equivalents and marketable securities, measured at fair value as of September 30, 2018 and December 31, 2017 (in thousands):

		Fair Value Measurements Using
	September 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds	$8,658	$8,658	$—	$—
U.S. agency securities	998	—	998	—
Corporate debt securities	38,806	—	38,806	—
Total	$48,462	$8,658	$39,804	$—

		Fair Value Measurements Using
	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds	$12,218	$12,218	$—	$—
Corporate debt securities	61,774	—	61,774	—
Total	$73,992	$12,218	$61,774	$—

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

The Company invests its excess cash in money market funds and debt instruments of financial institutions, corporations, government sponsored entities and municipalities. The following tables summarize the Company’s marketable securities (in thousands):

As of September 30, 2018	Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Corporate debt securities	1 or less	$36,324	$2	$(14)	$36,312
Total		$36,324	$2	$(14)	$36,312

As of December 31, 2017	Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Corporate debt securities	1 or less	$58,851	$—	$(77)	$58,774
Total		$58,851	$—	$(77)	$58,774

5.	Property and Equipment

Property and equipment consist of the following (in thousands):

	September 30,	December 31,
	2018	2017
Furniture and fixtures	$334	$334
Equipment	165	143
Leasehold improvements	147	152
	646	629
Less accumulated depreciation and amortization	(522)	(450)
Total	$124	$179

6.	Note Payable

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

On February 15, 2017, the Company issued a convertible promissory note (the Novartis Note) in the principal amount of $15.0 million, pursuant to the Investment Agreement. The Novartis Note bears interest on the unpaid principal balance at a rate of 6% per annum and has a scheduled maturity date of December 31, 2019. The Company may prepay or convert all or part of the Novartis Note into shares of the Company’s common stock, at its option, until December 31, 2019. Novartis has the option to convert all or part of the Novartis Note into shares of the Company’s common stock upon a change in control of the Company or termination of the Collaboration Agreement by Novartis pursuant to certain provisions. If converted, the principal and accrued interest under the Novartis Note will convert into the Company’s common stock at a conversion price equal to 120% of the 20-day trailing average closing price per share of the common stock immediately prior to the conversion date. In the event the aggregate number of shares of common stock issued upon the conversion would exceed the lesser of 19.0% of the Company’s outstanding shares on a fully-diluted basis (i) at the inception of the Investment Agreement or (ii) on the conversion date, then only the lesser amount shall convert into shares of common stock and Novartis shall be repaid in cash for any remaining principal and unpaid interest after such conversion. Upon the occurrence of certain events of default, the Novartis Note requires the Company to repay the principal balance of the Novartis Note and any unpaid accrued interest. The ability to borrow and repay the debt at a discount using shares of the Company’s common stock was deemed to be additional, foregone revenue attributable to the Collaboration Agreement, which the Company imputed and recorded as both a receivable from Novartis and a liability (deferred revenue) of $2.5 million at the inception of the Collaboration Agreement and the Investment Agreement. On February 15, 2017, the Company recorded the $15.0 million proceeds from the issuance of the Novartis Note as a convertible note payable in the amount of $12.5 million and a reduction of the outstanding receivable from Novartis of $2.5 million. The convertible note payable, along with the related accrued interest, totaled $13.7 million as of September 30, 2018.

The Company elected to account for the Novartis Note under the fair value option. At September 30, 2018, the Company concluded that the fair value of the Novartis Note remained at $13.7 million due to its conversion features. The fair value measurement is categorized within Level 2 of the fair value hierarchy.

7.	Stockholders’ Equity

Common Stock

On August 2, 2018, the Company entered into an At Market Issuance Sales Agreement (the Sales Agreement) with Stifel, Nicolaus & Company, Incorporated (Stifel), pursuant to which the Company may sell from time to time, at its option, up to an aggregate of $35.0 million of shares of its common stock through Stifel, as sales agent. Sales of the Company’s common stock made pursuant to the Sales Agreement, if any, will be made on the Nasdaq Global Market (Nasdaq), under the Company’s Registration Statement on Form S-3 filed on August 17, 2017 by means of ordinary brokers’ transactions at market prices. Additionally, under the terms of the Sales Agreement, the Company may also sell shares of its common stock through Stifel, on Nasdaq or otherwise, at negotiated prices or at prices related to the prevailing market price. The Company will pay a commission rate equal to up to 3.0% of the gross sales price per share sold. As of September 30, 2018, the Company has incurred legal and accounting costs of $0.1 million related to the Sales Agreement, which are recorded in other assets on the balance sheet until such time as the Company issues shares pursuant to the Sales Agreement. As of September 30, 2018, no shares were issued pursuant to the Sales Agreement.

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

Stock Options

The following table summarizes the Company’s stock option activity under all stock option plans for the nine months ended September 30, 2018 (options in thousands):

	Total Options	Weighted- Average Exercise Price
Balance at December 31, 2017	4,826	$5.05
Granted	926	5.13
Exercised	(211)	1.71
Forfeited/cancelled/expired	(171)	4.82
Balance at September 30, 2018	5,370	$5.20

Stock-Based Compensation

The Company recorded stock-based compensation of $0.9 million and $1.0 million for the three months ended September 30, 2018 and 2017, respectively, and $2.9 million and $3.0 million for the nine months ended September 30, 2018 and 2017, respectively.

Common Stock Reserved for Future Issuance

The following shares of common stock were reserved for future issuance at September 30, 2018 (in thousands):

Warrants to purchase common stock	13
Common stock options issued and outstanding	5,370
Common stock authorized for future option grants	859
Common stock authorized for the ESPP	516
Shares issuable upon conversion of convertible note payable	2,658
Total	9,416

8.	Collaboration and License Agreements

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

In February 2014, the Company entered into a noncancelable operating lease agreement (the Lease) for certain office space with a lease term from July 2014 through December 2019 and a renewal option for an additional five years. In May 2015, the Company entered into a first amendment to the Lease (the First Lease Amendment) for additional office space starting in September 2015 through September 2020. The First Lease Amendment also extended the term of the Lease to September 2020. The monthly base rent under the Lease and the First Lease Amendment increases approximately 3% annually from approximately $33,000 in 2015 to approximately $39,000 in 2020. Future minimum payments under this noncancelable operating lease total $0.9 million at September 30, 2018.

Rent expense was $0.1 million for each of the three-month periods ended September 30, 2018 and 2017 and $0.3 million for each of the nine-month periods ended September 30, 2018 and 2017.

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

We plan to continue advancing toward registration of emricasan in collaboration with Novartis Pharma AG, or Novartis, for patients with fibrosis or cirrhosis due to nonalcoholic steatohepatitis, or NASH. Our current clinical program for emricasan includes the following randomized, double-blind, placebo-controlled Phase 2b clinical trials:

•

Phase 2b ENCORE-PH (Portal Hypertension) Clinical Trial: In November 2016, we initiated a clinical trial to evaluate the effect of emricasan in approximately 240 compensated or early decompensated NASH cirrhosis patients with severe portal hypertension. The primary endpoint is the mean change in hepatic venous pressure gradient for each of three treatment groups compared with placebo at week 24. Top-line results are expected in the fourth quarter of 2018. In addition, this trial has a 24-week treatment extension that is intended to further evaluate clinical outcomes.

•

Phase 2b ENCORE-NF (NASH Fibrosis) Clinical Trial: In January 2016, we initiated a clinical trial to evaluate emricasan in approximately 330 patients with liver fibrosis resulting from NASH. The primary endpoint is a one point or greater improvement in NASH Clinical Research Network, or CRN, fibrosis score compared with placebo at week 72, with no worsening of steatohepatitis. This trial enrolled patients with baseline NASH CRN fibrosis scores of F1 (up to 20% of enrolled patients), F2 and F3. The primary endpoint will be evaluated and can be achieved in either of two prospectively defined patient populations – the F1/F2/F3 population or the F2/F3 population – either of which may be used in a future Phase 3 clinical trial. We believe the ENCORE-NF analysis plan as described has the potential to facilitate discussions with regulatory authorities regarding its use as a trial to support regulatory approval. Top-line results are expected in the first half of 2019.

•

Phase 2b ENCORE-LF (Liver Function) Clinical Trial: In May 2017, we initiated a clinical trial to evaluate emricasan in approximately 210 patients with decompensated NASH cirrhosis. The primary endpoint is event-free survival, with an event-driven stopping point. All subjects will be treated for a minimum of 48 weeks. Top-line results are expected in mid-2019.

In February 2018, we initiated a non-treatment observational study pursuant to which subjects from the three trials above and the completed Phase 2b POLT-HCV-SVR trial will be followed for an up to three-year safety follow-up.

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

We also plan to expand our development pipeline by internally developing new preclinical product candidates leveraging our expertise with caspase inhibition and/or by in-licensing or acquiring preclinical or clinical product candidates consistent with our product development and regulatory expertise. We will continue to evaluate the potential of IDN-7314, a pan-caspase inhibitor designed for the treatment of primary sclerosing cholangitis, as a product candidate as a component of our pipeline expansion plans. In addition to liver disease, we may pursue the development of product candidates in other disease areas.

Since our inception, our primary activities have been organizational activities, including recruiting personnel, conducting research and development, including clinical trials, and raising capital. We have no products approved for sale, and we have not generated any revenues from product sales to date. We have never been profitable and have incurred significant operating losses since our inception. We incurred net losses of $17.4 million and $29.7 million for the years ended December 31, 2017 and 2016, respectively, and $14.1 million for the nine months ended September 30, 2018. As of September 30, 2018, we had an accumulated deficit of $182.7 million.

We have funded our operations since inception primarily through sales of equity securities and convertible promissory notes and payments made under the Collaboration Agreement. We expect to continue to incur significant operating losses and negative cash flows from operating activities for the foreseeable future as we continue the clinical development of emricasan and seek regulatory approval for and, if approved, pursue co-commercialization of emricasan. In May 2017, we completed a public offering of 5,980,000 shares of our common stock at a public offering price of $5.50 per share. We received net proceeds of $30.6 million, after deducting underwriting discounts and commissions and offering-related transaction costs. Immediately following the offering, we used $11.2 million of the net proceeds to repurchase and retire 2,166,836 shares of our common stock from funds affiliated with Advent Private Equity, or Advent, at a price of $5.17 per share. In August 2018, we entered into an At Market Issuance Sales Agreement, or the Sales Agreement, with Stifel, Nicolaus & Company, Incorporated, or Stifel, pursuant to which we may sell from time to time, at our option, up to an aggregate of $35.0 million of shares of our common stock in “at-the-market” offerings.

As of September 30, 2018, we had cash, cash equivalents and marketable securities of $49.6 million. Although it is difficult to predict future liquidity requirements, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operations for at least the next 12 months from the date of the filing of this Form 10-Q. We will need to raise additional capital to fund further operations, including the development of internally developed and/or in-licensed product candidates other than emricasan or the co-commercialization of emricasan with Novartis. We may obtain additional financing in the future through the issuance of our common stock in future public offerings, through other equity or debt financings or through collaborations or partnerships with other companies.

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

Research and Development Expenses

The majority of our operating expenses to date have been incurred in research and development activities. Starting in late 2011, research and development expenses have been focused on the development of emricasan. Since acquiring emricasan in 2010, we have incurred $139.2 million of research and development expenses in the development of emricasan through September 30, 2018. Our business model is currently focused on the development of emricasan in various liver diseases in collaboration with Novartis and is dependent upon our continuing to conduct research and a significant amount of clinical development. Our research and development expenses consist primarily of:

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

There were no significant changes during the nine months ended September 30, 2018 to the critical accounting policies described in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the SEC on March 8, 2018, other than the critical accounting policy below, which relates to the adoption of a new revenue recognition standard.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2018 and 2017

Total Revenues

Total revenues were $7.7 million for the three months ended September 30, 2018, as compared to $9.6 million for the same period in 2017. The decrease of $1.9 million was primarily due to lower emricasan-related research and development expenses resulting in corresponding lower revenues related to the Collaboration Agreement, partially offset by the effect of our adoption of the new revenue recognition standard described above.

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

Research and Development Expenses

Research and development expenses were $9.7 million for the three months ended September 30, 2018, as compared to $11.2 million for the same period in 2017. The decrease of $1.5 million was primarily due to lower spending related to our ENCORE-NF and ENCORE-PH clinical trials and manufacturing activities, partially offset by higher spending related to our ENCORE-LF clinical trial.

General and Administrative Expenses

General and administrative expenses were $2.7 million for the three months ended September 30, 2018, as compared to $2.4 million for the same period in 2017. The increase of $0.3 million was primarily due to higher personnel costs.

Changes in components of Other Income (Expense) were as follows:

Interest Income

Interest income was $253,000 for the three months ended September 30, 2018, as compared to $259,000 for the same period in 2017. Interest income consisted of interest earned on our cash, cash equivalents and marketable securities and fluctuates based on changes in investment balances and interest rates.

Interest Expense

Interest expense was $189,000 for each of the three-month periods ended September 30, 2018 and 2017 and consisted of interest related to the Novartis Note, which was issued in February 2017.

Other Income (Expense)

Other income was $5,000 for the three months ended September 30, 2018, as compared to other expense of $22,000 for the same period in 2017. Other income (expense) represents non-operating transactions such as those caused by currency fluctuations between transaction dates and settlement dates.

Comparison of the Nine Months Ended September 30, 2018 and 2017

Total Revenues

Total revenues were $26.2 million for the nine months ended September 30, 2018, as compared to $26.6 million for the same period in 2017. The decrease of $0.4 million was primarily due to lower emricasan-related research and development expenses resulting in corresponding lower revenues related to the Collaboration Agreement, partially offset by the effect of our adoption of the new revenue recognition standard described above.

Research and Development Expenses

Research and development expenses were $32.5 million for the nine months ended September 30, 2018, as compared to $32.3 million for the same period in 2017. The increase of $0.2 million was primarily due to higher spending related to our ENCORE-LF and ENCORE-PH clinical trials and new product candidate development, partially offset by lower spending related to our ENCORE-NF clinical trial and manufacturing activities.

General and Administrative Expenses

General and administrative expenses were $8.0 million for the nine months ended September 30, 2018, as compared to $7.4 million for the same period in 2017. The increase of $0.6 million was primarily due to higher personnel costs.

Changes in components of Other Income (Expense) were as follows:

Interest Income

Interest income was $730,000 for the nine months ended September 30, 2018, as compared to $648,000 for the same period in 2017. Interest income consisted of interest earned on our cash, cash equivalents and marketable securities and fluctuates based on changes in investment balances and interest rates.

Interest Expense

Interest expense was $561,000 for the nine months ended September 30, 2018, as compared to $473,000 for the same period in 2017. The increase was primarily due to higher interest expense related to the Novartis Note, which was issued in February 2017.

Other Income (Expense)

Other expense was $1,000 for the nine months ended September 30, 2018, as compared to $72,000 for the same period in 2017. Other income (expense) represents non-operating transactions such as those caused by currency fluctuations between transaction dates and settlement dates.

Liquidity and Capital Resources

Since inception, we have incurred losses and negative cash flows from operating activities, except for the year ended December 31, 2016, where we had positive net cash flows from operating activities due to the upfront payment related to the Collaboration Agreement with Novartis. As of September 30, 2018, we had an accumulated deficit of $182.7 million. We anticipate that we will continue to incur net losses for the foreseeable future as we continue the development and potential commercialization of emricasan.

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

At September 30, 2018, we had cash, cash equivalents and marketable securities of $49.6 million. We believe our existing cash, cash equivalents and marketable securities will be sufficient to fund our operations for at least the next 12 months from the date of the filing of this Form 10-Q. To fund further operations, we will need to raise additional capital. We plan to continue to fund losses from operations and capital funding needs through future equity and debt financing, as well as potential collaborations. The sale of additional equity or convertible debt could result in additional dilution to our stockholders. The incurrence of indebtedness would result in debt service obligations and could result in operating and financing covenants that would restrict our operations. No assurances can be provided that financing will be available in the amounts we need or on terms acceptable to us, if at all. If we are not able to secure adequate additional funding, we may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. Any of these actions could materially harm our business, results of operations and future prospects.

The following table sets forth a summary of the net cash flow activity for each of the periods set forth below (in thousands):

	Nine Months Ended September 30,
	2018	2017
Net cash used in operating activities	$(25,819)	$(22,803)
Net cash provided by (used in) investing activities	22,742	(51,920)
Net cash provided by financing activities	306	31,000
Net decrease in cash and cash equivalents	$(2,771)	$(43,723)

Net cash used in operating activities was $25.8 million and $22.8 million for the nine months ended September 30, 2018 and 2017, respectively. The primary use of cash was to fund our operations related to the development of emricasan.

Net cash provided by investing activities was $22.7 million for the nine months ended September 30, 2018, which consisted primarily of proceeds from maturities of marketable securities, partially offset by cash used to purchase marketable securities. Net cash used in investing activities was $51.9 million for the nine months ended September 30, 2017, which consisted primarily of cash used to purchase marketable securities, partially offset by proceeds from maturities of marketable securities.

Net cash provided by financing activities was $0.3 million for the nine months ended September 30, 2018, which consisted primarily of proceeds from the exercise of stock options. Net cash provided by financing activities was $31.0 million for the nine months ended September 30, 2017, which consisted primarily of net proceeds from our public offering in May 2017 and proceeds from the issuance of the Novartis Note in February 2017, partially offset by the repurchase of shares from Advent in May 2017 and the voluntary prepayment of the Pfizer Note in January 2017.

Contractual Obligations and Commitments

As of September 30, 2018, there have been no material changes outside the ordinary course of our business to the contractual obligations we reported in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Commitments” in our annual report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 8, 2018.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements (as defined by applicable regulations of the SEC) that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2018, there have been no material changes in our market risk from that described in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our annual report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission on March 8, 2018.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

If Novartis Pharma AG, or Novartis, terminates the Option, Collaboration and License Agreement, or the Collaboration Agreement, and we fail to obtain additional financing, we may be unable to complete the development and commercialization of emricasan.

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

We expect to fund our near-term operations primarily with the upfront payment of $50.0 million that we received from Novartis in December 2016 pursuant to the Collaboration Agreement, proceeds from the issuance of a convertible promissory note in the principal amount of $15.0 million, which we issued to Novartis in February 2017, the option exercise payment of $7.0 million that we received from Novartis in July 2017 pursuant to the Collaboration Agreement, and potential sale of common stock under the Sales Agreement.

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

EXHIBIT INDEX

Exhibit Number	Description

1.1(1)	At Market Issuance Sales Agreement, dated August 2, 2018, between the Registrant and Stifel, Nicolaus & Company, Incorporated

3.1(2)	Amended and Restated Certificate of Incorporation

3.2(2)	Amended and Restated Bylaws

4.1(3)	Specimen Common Stock Certificate

4.2(4)	First Amended and Restated Investor Rights Agreement, dated February 9, 2011

4.3(4)	Form of Warrant issued to investors in the Registrant’s 2013 bridge financing

4.4(3)	Form of Warrant issued to lenders under the Loan and Security Agreement, dated July 3, 2013, by and among the Registrant, Oxford Finance LLC, Silicon Valley Bank and the other lenders party thereto

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, filed with the SEC on August 2, 2018.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 1, 2013.
(3)	Incorporated by reference to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-189305), filed with the SEC on July 8, 2013.
(4)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-189305), filed with the SEC on June 14, 2013.
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

CONATUS PHARMACEUTICALS INC.

Date: November 1, 2018	/s/ Steven J. Mento, Ph.D.
Steven J. Mento, Ph.D.
President and Chief Executive Officer
(principal executive officer)

Date: November 1, 2018	/s/ Keith W. Marshall, Ph.D.
Keith W. Marshall, Ph.D.
Executive Vice President, Chief Operating Officer and Chief Financial Officer
(principal financial officer)