Form 10-K
period 2018-12-31
Conatus Pharmaceuticals Inc.
filed 2019-03-08
CIK 1383701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

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

Indicate by a check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $114.3 million, based on the closing price of the registrant’s common stock on the Nasdaq Global Market of $4.28 per share.

As of February 26, 2019, the registrant had 33,165,122 shares of common stock ($0.0001 par value) outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission by April 30, 2019 pursuant to Regulation 14A in connection with the registrant’s 2019 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

CONATUS PHARMACEUTICALS INC.

TABLE OF CONTENTS

FORM 10-K

For the Year Ended December 31, 2018

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

Overview

We are a biotechnology company focused on the development and commercialization of novel medicines to treat chronic diseases with significant unmet need. We are developing emricasan, a first-in-class, orally active pan-caspase inhibitor, for the treatment of patients with chronic liver disease. Emricasan is designed to reduce the activities of human caspases, which are enzymes that mediate inflammation and apoptosis. We are also developing CTS-2090, an orally active selective caspase inhibitor, for diseases involving inflammasome pathways.

In collaboration with Novartis Pharma AG, or Novartis, we plan to advance toward registration of emricasan for patients with fibrosis or cirrhosis due to nonalcoholic steatohepatitis, or NASH. Preclinical studies and clinical trials have yielded compelling results that suggest emricasan may have clinical utility in slowing the progression of liver disease regardless of the original cause of the disease. To date, emricasan has been studied in over 700 subjects in 17 completed clinical trials across a broad range of liver disease etiologies and stages of progression.

We are conducting three EmricasaN, a Caspase inhibitOR, for Evaluation clinical trials, or the ENCORE trials, designed to provide further information on doses leading to clinically relevant efficacy, including improvement in severe portal hypertension and hepatic function in patients with NASH cirrhosis and improvement in biopsy-proven fibrosis and inflammation in patients with NASH fibrosis. These three trials are also designed to provide safety data to support the registration of emricasan for NASH. We expect these trials to build on the data from our completed clinical trials where emricasan provided improvements in validated functional surrogate endpoints of portal hypertension and liver function.

Our current clinical program for emricasan includes the following:

Phase 2b ENCORE-NF (NASH Fibrosis) Clinical Trial: In January 2016, we initiated a Phase 2b clinical trial evaluating emricasan’s potential long-term benefits for patients with liver fibrosis resulting from NASH. This randomized, double-blind, placebo-controlled clinical trial will evaluate the effect of emricasan in reducing fibrosis and steatohepatitis in approximately 330 patients with NASH fibrosis, but not cirrhosis. Patients are randomized 1:1:1 to receive 5 mg of emricasan, 50 mg of emricasan, or placebo twice daily for 72 weeks. The primary endpoint is a biopsy-based one point or greater improvement in NASH Clinical Research Network fibrosis score compared with placebo at week 72, with no worsening of steatohepatitis. The primary endpoint will be evaluated and can be achieved in either of two prospectively defined patient populations – the F1/F2/F3 population or the F2/F3 population. Either of these populations may be used in a future Phase 3 trial. We believe that the ENCORE-NF analysis plan has the potential to facilitate discussions with regulatory authorities regarding the trial’s use to support regulatory approval. Top-line results are expected in the first half of 2019.

Phase 2b ENCORE-LF (Liver Function) Clinical Trial: In May 2017, we initiated a randomized, double-blind, placebo-controlled Phase 2b clinical trial to evaluate emricasan in approximately 210 patients with decompensated NASH cirrhosis. Patients are randomized 1:1:1 to receive 5 mg of emricasan, 25 mg of emricasan, or placebo twice daily for at least 48 weeks. The primary endpoint is event-free survival for each treatment group compared with the placebo group. For the purposes of the trial, events are defined as all-cause mortality, new decompensation events, or a progression of ≥4 points in the Model for End-stage Liver Disease, or MELD, score. Key secondary endpoints include safety and tolerability, MELD and Child-Pugh-Turcotte, or CPT, scores, liver transplantation rates and health-related quality of life. Enrollment was completed in the first quarter of 2019. Top-line results triggered by reaching a prespecified number of events are expected in mid-2019.

Phase 2b ENCORE-PH (Portal Hypertension) Clinical Trial: In November 2016, we initiated a randomized, double-blind, placebo-controlled Phase 2b clinical trial to evaluate the effect of emricasan in reducing hepatic venous pressure gradient, or HVPG, in approximately 240 compensated or early decompensated NASH cirrhosis patients with severe portal hypertension, established by baseline HVPG values of 12 mmHg or higher. Patients are randomized 1:1:1:1 to receive 5 mg of emricasan, 25 mg of emricasan, 50 mg of emricasan, or placebo twice daily for 24 weeks. The primary endpoint is the mean change in HVPG from week 0 to week 24 for each dosing group compared with placebo. In December 2018, we announced the trial did not meet its primary endpoint in the overall trial population. However, post-hoc analyses showed clinically meaningful treatment effects for emricasan compared with placebo and a trend toward clinical benefit in the prespecified subpopulation of compensated patients, with the greatest improvement in compensated patients with baseline HVPG ≥16 mmHg. Patients had the option to continue on their assigned doses of treatment or placebo in a 24-week extension period to evaluate longer term safety, liver function and clinical outcomes. Results following the extension period are expected in mid-2019.

In addition, we initiated a non-treatment observational study in February 2018 pursuant to which subjects from the three trials above and the previously completed Phase 2b clinical trial in post-orthotopic liver transplant, or POLT, patients with reestablished liver fibrosis as a result of recurrent hepatitis C virus, or HCV, infection who have successfully achieved a sustained viral response, or SVR, following HCV antiviral therapy, or POLT-HCV-SVR trial, will be followed for an up to three-year safety follow-up.

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

Pursuant to the Collaboration Agreement, we are responsible for completing the three ENCORE trials described above and the completed Phase 2b POLT-HCV-SVR trial. We share the costs of these four Phase 2b trials equally with Novartis. In addition, until the completion of the four Phase 2b trials, we will equally share the costs of the non-treatment observational study that will follow patients from the four Phase 2b trials. After the completion of the four Phase 2b trials, Novartis will assume 100% of the observational study costs. Novartis is responsible for 100% of certain expenses for required registration-supportive nonclinical activities. Novartis is also responsible for the development of emricasan beyond the four Phase 2b trials described above, including the Phase 3 development of emricasan single agent products and all development for emricasan combination products, and Novartis has agreed to use commercially reasonable efforts to develop and commercialize emricasan products. A joint steering committee comprised of representatives from our company and Novartis oversees the collaboration, development and commercialization of emricasan products.

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

In our internal development program, we have assembled a proprietary portfolio of orally active molecules that inhibit inflammasome pathways and the activation of the potent inflammatory cytokine interleukin-1β, or IL-1β. Inhibition of IL-1β is a clinically validated approach to treating inflammatory diseases, with several injectable biologic products using that mechanism of action already on the market. The NLRP3 inflammasome pathway, for example, is dependent upon caspase 1, which activates IL-1β. As such, caspase 1 occupies a uniquely central position in the inflammasome pathway, and we have leveraged our scientific expertise in caspase research and development to design potent, selective and orally bioavailable inhibitors of caspase 1. Excess IL-1β has been linked to a variety of diseases including rare genetic inflammatory diseases, cancer, liver and other gastrointestinal diseases, and cardiovascular diseases.

We recently announced the selection of our first internally developed product candidate, CTS-2090, based on its preclinical profile, including high selectivity for caspase 1, and drug-like properties. CTS-2090 is currently in preclinical development and studies to enable the filing of an investigational new drug application, or IND, with an initial clinical trial expected to begin by the first half of 2020.

With the recent advancement of our internally developed portfolio, we have at this time deprioritized the evaluation of our preclinical product candidate IDN-7314, a pan-caspase inhibitor, for the treatment of primary sclerosing cholangitis, or PSC, a disease affecting bile ducts in the liver, which can lead to cirrhosis and liver failure. In June 2017, the FDA granted Orphan Drug Designation to IDN-7314 for the treatment of PSC. In October 2017, the European Medicines Agency granted orphan designation to IDN-7314 for the treatment of PSC. Although we are not currently evaluating the potential of IDN-7314, we may again evaluate it as a product candidate as a component of our pipeline expansion plans.

We also may expand our development pipeline by internal development of additional preclinical product candidates leveraging our caspase inhibition expertise or in-licensing or acquiring preclinical or clinical-stage product candidates consistent with our product development and regulatory expertise.

Our Team

Our senior management team includes former senior executives of Idun Pharmaceuticals, Inc., or Idun. At Idun, these senior executives discovered and led the development of Idun’s lead asset emricasan, which was then known as IDN-6556, until the company was sold to Pfizer Inc. in July 2005. We acquired the global rights to emricasan from Pfizer, where it was known as PF-3491390, in July 2010. At both Idun and Pfizer, emricasan was being developed for the treatment of liver fibrosis. Due to our experience, we believe we can successfully develop emricasan for the treatment of one or more liver diseases, including NASH fibrosis and NASH cirrhosis. Furthermore, we believe our experience developing caspase inhibitors and product candidates in liver disease will enable us to expand our development pipeline beyond emricasan.

Our Strategy

Our strategy is to develop and commercialize novel medicines to treat chronic diseases with significant unmet need, including but not limited to cirrhotic and fibrotic liver indications. The key elements of our strategy are to:

•

Develop emricasan as a treatment for liver diseases. We believe that by inhibiting the caspases responsible for inflammation and apoptosis in the liver, emricasan has the potential to stabilize and improve liver function and to slow liver disease progression in patients with liver cirrhosis or fibrosis. In collaboration with Novartis, we plan to advance emricasan toward registration for patients with cirrhosis or fibrosis.

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

•

Develop CTS-2090 for diseases involving inflammasome pathways. We believe caspase 1 occupies an important position in inflammasome pathways and in the IL-1β inflammatory cascade, controlling the production of IL-1β and initiation of pyroptotic cell death, and we believe an effective, oral caspase 1 inhibitor could have impact across a number of inflammasome-related diseases. Therefore, we plan to develop CTS-2090 for chronic diseases involving inflammasome pathways.

•

Develop, in-license or acquire new product candidates to expand our pipeline. Beyond emricasan and CTS-2090, we may pursue additional product candidates in the future. We may expand our development pipeline by developing additional internal preclinical product candidates or by in-licensing or acquiring preclinical or clinical-stage product candidates. We may develop such product candidates independently or in collaboration with third parties.

Liver Disease and Apoptosis

The liver is the largest internal organ in the human body and its proper function is indispensable for many critical metabolic functions, including the regulation of lipid and sugar metabolism, the production of important proteins, including those involved in blood clotting, and purification of blood. There are over 100 described diseases of the liver, and because of its many functions, these can be highly debilitating and life-threatening unless effectively treated. Liver diseases can result from injury to the liver caused by a variety of insults, including HCV, hepatitis B virus, or HBV, obesity, chronic excessive alcohol use or autoimmune diseases. Regardless of the underlying cause of the disease, there are important similarities in the disease progression including increased inflammatory activity and excessive liver cell apoptosis, which if unresolved leads to fibrosis. Fibrosis, if allowed to progress, will lead to cirrhosis, or excessive scarring of the liver, and eventually reduced liver function. Some patients with liver cirrhosis have a partially functioning liver and may appear asymptomatic for long periods of time, which is referred to as compensated liver disease. Decompensated liver disease is when the liver is unable to perform its normal functions. Many people with active liver disease remain undiagnosed largely because liver disease patients are often asymptomatic for many years. The National Institutes of Health, or NIH, estimates that 5.5 million Americans have chronic liver disease or cirrhosis, and liver disease is the twelfth leading cause of death in the United States. According to the European Association for the Study of the Liver, 29 million Europeans have chronic liver disease, and liver disease represents approximately 2% of deaths annually. In the United States in 2018, there were more than 8,000 liver transplants performed. There are currently approximately 14,000 active candidates on the transplant waiting list in the United States. Furthermore, NASH is expected to be the leading cause of liver transplants in the next five to ten years.

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

Emricasan

Emricasan is a first-in-class, proprietary and orally active caspase protease inhibitor designed to slow or halt the progression of chronic liver disease caused by fibrosis and cirrhosis. To date, emricasan has been administered to over 700 subjects in eight completed Phase 1 and nine completed Phase 2 clinical trials and has been generally well-tolerated in both healthy volunteers and patients with liver disease. Emricasan has also been extensively profiled in in vitro tests and studied in many preclinical models of human disease. In previous clinical trials, emricasan has provided significant improvements in validated functional surrogate endpoints of portal hypertension and liver function across a variety of etiologies in the subgroups of liver cirrhosis patients with high medical need.

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

Clinical Data

To date, emricasan has been studied in over 700 subjects in eight completed Phase 1 clinical trials and nine completed Phase 2 clinical trials. This includes approximately 500 subjects with liver disease, 50 liver transplant subjects and 150 healthy volunteers receiving single or multiple doses of emricasan ranging from 1 to 500 mg per day orally or 0.1 to 10 mg/kg per day intravenously for up to 12 weeks. Emricasan has demonstrated evidence of a beneficial effect on serological biomarkers in patients with chronic liver disease independent of the cause of disease. Favorable changes have been observed in functional biomarkers of liver damage and inflammation, such as ALT and AST, and mechanistic biomarkers, such as cCK18 and caspase activity, indicating that emricasan inhibited apoptosis of liver cells. Importantly, clinical trials have also demonstrated that emricasan did not inhibit normal levels of caspase activity in healthy individuals. Emricasan clinical trial results have demonstrated that emricasan treatment resulted in significant improvements in validated functional surrogate endpoints of portal hypertension and liver function across a variety of etiologies in the subgroups of liver cirrhosis patients with high medical need. Emricasan has been generally well-tolerated in clinical trials completed to date.

Phase 2 Clinical Trials

We have conducted nine Phase 2 clinical trials in subjects with both single and multiple-dose administration of emricasan. The objective of these trials was to examine the safety, tolerability, pharmacokinetics, or PK, and, in some trials, the mechanistic pharmacodynamics, or PD, of emricasan. As shown in Figure 2 below, emricasan was generally well-tolerated in all nine completed Phase 2 clinical trials.

Figure 2. Completed Emricasan Phase 2 Clinical Trial Summary

Trial Design	Subjects	Dosing/ Days	Outcome
Phase 2b Trial of IDN-6556 in POLT-HCV-SVR Subjects (Study IDN-6556-07)	51 (US)	BID/ 2 years	Well-tolerated; potential treatment effect observed in a subset of patients
Phase 2 Trial of IDN-6556 in Subjects with Liver Cirrhosis (Study IDN-6556-10)	86 (US)	BID/ 12 weeks	Well-tolerated; reduction in elevated markers of liver function and elevated biomarkers; trial included open-label extension
Phase 2 Trial of IDN-6556 in Cirrhotic Subjects with Portal Hypertension (Study IDN-6556-11)	23 (US)	BID/ 28 days	Well-tolerated; reduction in HVPG in patients with liver cirrhosis and severe portal hypertension
Phase 2 Trial of IDN-6556 in Subjects with NAFLD and Raised Transaminases (Study IDN-6556-06)	38 (US)	BID/ 28 days	Well-tolerated; reduction in ALT
Phase 2b Pharmacokinetic and Pharmacodynamic Clinical Trial in Acute-on-chronic Liver Failure Patients (Study IDN-6556-02)	21 (US, EU)	BID/ 28 days	Well-tolerated: dose-related responses in elevated biomarkers
Phase 2b Dose Response Trial in HCV Patients (Study A8491003)	204 (US)	BID/ 12 weeks	Well-tolerated; improved liver enzymes (ALT and AST)
Phase 2 Ascending Dose Trial in Patients with Hepatic Impairment (Study A8491004)	105 (US)	QD, BID, TID/ 14 days	Well-tolerated; improved liver enzymes (ALT)
Phase 2 Ascending Dose Crossover Trial in Patients with HCV and Liver Fibrosis (Study A8491010)	24 (US)	Various	Discontinued prematurely; formal statistical tests were not performed
Phase 2 Trial of IDN-6556 in Patients with Severe Alcoholic Hepatitis and Contradictions to Steroid Therapy (Study IDN-6556-04)	5 (US)	BID/ 28 days	Study closed; formal statistical tests were not performed

Phase 2b HVPG Clinical Trial of IDN-6556

In December 2018, we announced top-line results from our Phase 2b ENCORE-PH clinical trial of emricasan in compensated or early decompensated NASH cirrhosis patients with severe portal hypertension. The trial’s primary endpoint was change in mean HVPG from baseline to week 24 in any of three emricasan dosing groups compared with placebo. The total patient population was composed of two prespecified subgroups – patients with compensated NASH cirrhosis (201 of 263 patients, or 76%) and patients with early decompensated NASH cirrhosis (62 of 263 patients, or 24%). The trial did not meet its primary endpoint in the overall trial population, but clinically meaningful treatment effects were observed in subsets of the compensated patient subgroup.

In post-hoc analyses, the high-risk subgroup of compensated patients with HVPG ≥16 mmHg, which is the clinical cutoff to predict decompensation and higher risk of death, at baseline showed a clinically meaningful ≥2-point improvement in mean HVPG compared with placebo in all three emricasan dosing groups, as shown below in Figure 3.

Figure 3. Mean HVPG Change from Baseline of Emricasan vs. Placebo*

Overall Compensated and Decompensated Patient Population
Mean Baseline HVPG	Emricasan 5 mg BID	Emricasan 25 mg BID	Emricasan 50 mg BID
≥12 mmHg	-0.3 (p=0.666)	-0.5 (p=0.416)	-0.6 (p=0.337)
Compensated Patient Subpopulation
≥12 mmHg	-1.0 (p=0.098)	-1.1 (p=0.087)	-0.7 (p=0.275)
≥13 mmHg	-1.4 (p=0.047)	-1.4 (p=0.040)	-1.5 (p=0.037)
≥14 mmHg	-1.5 (p=0.037)	-1.7 (p=0.015)	-1.6 (p=0.032)
≥15 mmHg	-1.4 (p=0.074)	-1.6 (p=0.035)	-2.0 (p=0.017)
≥16 mmHg	-2.2 (p=0.010)	-2.3 (p=0.006)	-2.0 (p=0.023)
≥17 mmHg	-2.6 (p=0.009)	-2.8 (p=0.005)	-2.5 (p=0.015)

*Post-hoc analyses based on ANOVA model adjusted for baseline HVPG

In patients with compensated NASH cirrhosis, post-hoc analyses identified consistent improvements in mean HVPG at week 24 over baseline. The magnitude of the improvement in mean HVPG generally increased as the baseline HVPG levels increased, as shown below in Figure 4.

Figure 4. Mean HVPG Change from Baseline of Emricasan and Placebo*

Overall Compensated and Decompensated Patient Population
Mean Baseline HVPG	Emricasan 5 mg BID	Emricasan 25 mg BID	Emricasan 50 mg BID	Placebo BID
≥12 mmHg	-0.5 (N=61)	-0.7 (N=62)	-0.8 (N=56)	-0.2 (N=64)
Compensated Patient Subpopulation
≥12 mmHg	-0.8 (n=46)	-0.8 (n=47)	-0.4 (n=42)	+0.2 (n=53)
≥13 mmHg	-0.9 (n=39)	-0.9 (n=46)	-1.0 (n=37)	+0.5 (n=44)
≥14 mmHg	-1.0 (n=35)	-1.3 (n=38)	-1.1 (n=31)	+0.5 (n=39)
≥15 mmHg	-1.2 (n=30)	-1.3 (n=35)	-1.7 (n=25)	+0.3 (n=35)
≥16 mmHg	-1.6 (n=26)	-1.7 (n=30)	-1.5 (n=21)	+0.5 (n=26)
≥17 mmHg	-1.7 (n=23)	-1.9 (n=25)	-1.6 (n=19)	+0.9 (n=20)

*Post-hoc analyses based on ANOVA model adjusted for baseline HVPG

In post-hoc analyses, a trend in responses predictive of clinical benefit (≥20% reduction in HVPG from baseline) was also observed in the total ≥12 mmHg compensated patient population with the greatest responses observed in the ≥16 mmHg cohort in the 5 mg BID and 50 mg BID dose groups and is shown below in Figure 5.

Figure 5. Post Hoc ≥20% Responders (from Baseline) in Compensated NASH Cirrhosis Subgroup*

Baseline HVPG	Emricasan 5 mg BID	Emricasan 25 mg BID	Emricasan 50 mg BID	Placebo BID
≥16 mmHg	22% (p=0.023) (7%, 39%) (n=6/27)	13% (p=0.110) (1%, 26%) (n=4/30)	20% (p=0.013) (6%, 42%) (n=5/25)	0% (n=0/26)
≥12 mmHg	15% (p=0.379) (-7%,19%) (n=7/46)	19% (p=0.162) (-4%, 23%) (n=9/47)	19% (p=0.176) (-4%, 24%) (n=8/42)	9% (n=5/53)

*Post-hoc chi-square test for assessing difference in response rates (95% CI of risk difference)

Emricasan was generally well-tolerated in the ENCORE-PH clinical trial, and the overall safety profile was similar in the emricasan and placebo groups. Patients enrolled in the ENCORE-PH clinical trial are continuing treatment or placebo in a six-month extension period to evaluate longer term safety, liver function and clinical outcomes, and results from the extension are expected in mid-2019.

Phase 2b POLT-HCV-SVR Clinical Trial of IDN-6556

In April 2018, we announced top-line results from our exploratory Phase 2b POLT-HCV-SVR proof-of-concept clinical trial of emricasan in POLT-HCV-SVR patients. The patients’ transplanted livers had residual fibrosis or cirrhosis (baseline Ishak Fibrosis Score of F2 to F6). Patients were stable transplant recipients who were an average of seven years post-transplant on chronic immunosuppression. HCV, the initial cause of the inflammatory insult to the transplanted liver, was eliminated by antiviral therapies prior to the study. Patients were randomized 2:1 to receive 25 mg of emricasan or placebo, twice daily for two years. Biopsies were taken at baseline, after one year of treatment, and after two years of treatment.

The primary endpoint was defined as the difference in percentage of responders between the treatment and placebo arms at the two-year biopsy compared with the baseline biopsy. A response was defined as improvement or stability in Ishak Fibrosis Score for patients with baseline scores of F2 to F5 or improvement in Ishak Fibrosis Score for patients with baseline scores of F6. The prespecified goal was a difference of 15 percentage points or more in response rates between the treatment and placebo arms. The trial did not meet its primary endpoint in the heterogeneous overall trial population, but an emricasan treatment effect was observed in the post-hoc subgroup of patients with advanced fibrosis and early cirrhosis.

A descriptive summary of the observed response rates after two years of dosing for different stages of fibrosis is provided below in Figure 6. All p values noted are post-hoc, as prospective statistical powering was not feasible in this previously unstudied patient population.

Figure 6. Analyses of Overall Population and Prespecified Subgroups

Ishak Fibrosis Score at Baseline	Emricasan Response Rate % (n/N)	Placebo Response Rate % (n/N)	Difference	Post-hoc p value
Overall Population	77.4 (24/31)	75.0 (15/20)	2.4	0.842
F2*	83.3 (5/6)	100 (5/5)	-16.7	1.000
F2, F3, F4	92.0 (23/25)	66.7 (10/15)	25.3	0.081
F3, F4	94.7 (18/19)	50.0 (5/10)	44.7	0.011
F3, F4, F5*	95.0 (19/20)	58.3 (7/12)	36.7	0.019
F2, F3, F4, F5	92.3 (24/26)	70.6 (12/17)	21.7	0.093
F6*	0 (0/5)	100 (3/3)	-100	0.018

*Prespecified subgroups

Emricasan provided evidence of an anti-fibrotic treatment effect in the prespecified subgroup of patients with advanced fibrosis or early cirrhosis (F3-F5 at baseline), with 95.0% of patients (19/20) in the emricasan arm achieving responses in Ishak Fibrosis Score after two years of treatment, compared with 58.3% (7/12) in the placebo arm, a 36.7 percentage point difference in response rate (p<0.02). In addition, in patients with the potential to continue worsening, those less than F6 at baseline, only 2 of 26 (7.7%) on emricasan compared with 5 of 17 (29.4%) on placebo showed an increase in fibrosis score at year 2 – a treatment difference of 21.7 percentage points. Inflammatory activity markers (i.e., ALT, cCK18, flCK18 and Knodell activity index components) were either normal or only slightly elevated at baseline.

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

These results showed a statistically significant reduction in cCK18 vs. placebo (p=0.04) at month three in the overall patient population when adjusted for differences between treatment and placebo groups in baseline MELD score and disease etiology as specified in the trial statistical analysis plan. cCK18 is a mechanism-specific biomarker of caspase-driven cell death. Multiple additional liver disease biomarkers achieved statistically significant reductions vs. placebo in the overall patient population after three months of treatment, including caspase 3/7 and ALT, while others achieved positive trends. Collectively, two key secondary endpoints and clinically relevant measures of liver function, MELD score and CPT score, along with other key liver function parameters, demonstrated favorable trends vs. placebo in the overall patient population after three months of treatment. The trends in the overall patient population were driven by statistically significant improvements in a subgroup of patients with baseline MELD scores ≥15. Additional endpoint results in various subgroups for the first three months are shown below in Figure 7.

Figure 7. Phase 2 Liver Cirrhosis Clinical Trial Secondary Endpoint Results

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

Phase 2 Clinical Trial of IDN-6556 in Cirrhotic Subjects with Portal Hypertension

We announced in September 2015 that the open-label Phase 2 clinical trial of emricasan in patients with liver cirrhosis due to different etiologies and portal hypertension confirmed by HVPG procedure upon enrollment met the following primary endpoints:  a) a clinically meaningful and statistically significant change from baseline in HVPG in patients with liver cirrhosis and severe portal hypertension (HVPG ≥12 mmHg); and b) a statistically significant change from baseline in cCK18 in the total evaluable patient population. Portal hypertension was confirmed by HVPG measurement >5 mmHg at baseline and measured again after treatment with 25 mg of emricasan orally twice daily for 28 days. Patients were divided according to the HVPG therapeutic threshold of 12 mmHg, which indicates more severe portal hypertension. Reducing the HVPG to below 12 mmHg or reducing HVPG by ≥10% or ≥20% has been strongly associated with clinical benefit in this patient population. The HVPG endpoint was analyzed in: a) patients with baseline HVPG values ≥12 mmHg (N=12); b) patients with baseline HVPG values <12 mmHg (N=10); and c) all evaluable patients (N=22). HVPG measurement was standardized, and tracings were evaluated by a single expert reader not otherwise involved in the trial. HVPG decreased by a mean of 3.7 mmHg from the mean baseline of 20.6 mmHg in the ≥12 mmHg baseline HVPG group (p<0.003), with 8 of 12 patients achieving a ≥10% decrease, 4 of 12 patients achieving a ≥20% decrease, and 2 of 12 patients achieving reductions below 12 mmHg. The changes from baseline HVPG were not statistically significant in the <12 mmHg baseline HVPG group (+1.9 mmHg mean increase from mean baseline of 8.1 mmHg; p=0.12) or the total evaluable patient population (-1.1 mmHg from mean baseline of 15.2 mmHg; p=0.26). Sensitivity analysis using an HVPG cutoff of 10 mmHg yielded similar results. The cCK18 endpoint, analyzed in the total evaluable patient population, showed a statistically significant reduction (p<0.03) from baseline.

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

Phase 2 Clinical Trial of IDN-6556 in Subjects with Nonalcoholic Fatty Liver Disease and Raised Transaminases

In March 2015, we announced top-line results from our Phase 2 double-blind, placebo-controlled clinical trial of emricasan in 38 patients with nonalcoholic fatty liver disease, or NAFLD, including the subset of NAFLD patients with NASH. The trial met its primary endpoint, showing a statistically significant (p<0.05) reduction in ALT in patients treated for 28 days with emricasan at 25 mg twice per day dosing compared to patients in the placebo control group. Reductions from baseline in ALT at Day 28 of approximately 39% in the emricasan treatment arm and approximately 14% in the placebo arm were similar to results observed in previous trials. Elevated baseline levels of three key serum biomarkers – cCK18, full-length cytokeratin 18, or flCK18, a biomarker of more generalized cell death, and caspase 3/7 – also showed statistically significant reductions from baseline in emricasan-treated patients at Day 28. A reduction from baseline in cCK18 at Day 28 of approximately 30% in the emricasan treatment arm and an increase from baseline of approximately 4% in the placebo arm were similar to results observed in previous trials. The reduction in serum cCK18 levels demonstrated that emricasan can effectively reduce inflammation and elevated levels of apoptosis in NAFLD/NASH patients. Emricasan was safe and well-tolerated in the NAFLD/NASH trial, with no dose-limiting toxicities and no drug-related serious adverse events. Treatment with emricasan also had no adverse effects on lipid levels or insulin sensitivity, important safety assessments in NAFLD/NASH patients who are at risk for cardiovascular disease.

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

Phase 1 Clinical Trials

We have conducted eight Phase 1 clinical trials in subjects with both single and multiple-dose administration of emricasan. The objective of these trials was to examine the safety, tolerability, PK and, in some trials, the mechanistic PD of emricasan. As shown in Figure 8 below, emricasan was generally well-tolerated in all eight Phase 1 clinical trials.

Figure 8. Completed Emricasan Phase 1 Clinical Trial Summary

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

This study was completed successfully in 2012. The inflammatory infiltrates were reproduced, and there was no evidence of tumor formation. In summary, treatment with emricasan for 26-weeks did not result in an increase in the incidence of tumors in Tg.rasH2 mice. The results were submitted to the FDA in preparation for a meeting in October 2012. The FDA reviewed the data and agreed with the study conclusion. We subsequently filed a new IND for emricasan for HCV-POLT, which was formally cleared in January 2013. In addition, the FDA has accepted this Tg.rasH2 carcinogenicity study as one of two carcinogenicity studies required for registration. We are currently conducting a two-year rat carcinogenicity study as the second carcinogenicity study.

Our Clinical Development Plans

In collaboration with Novartis, we plan to focus on advancing toward registration of emricasan for patients with NASH fibrosis or NASH cirrhosis. We are conducting three trials, the ENCORE trials, designed to provide further information on doses leading to clinically relevant efficacy, including improvement in severe portal hypertension and hepatic function in patients with NASH cirrhosis and improvement in biopsy-proven fibrosis and inflammation in patients with NASH fibrosis. Together, we may pursue the development and commercialization of combination products containing emricasan along with compounds developed or acquired by Novartis, particularly for NASH indications. These three clinical trials are also designed to provide safety data to support the registration of emricasan for NASH.

Under the Collaboration Agreement, we granted Novartis an exclusive, worldwide license to our intellectual property rights relating to emricasan to collaborate with us for the global development and commercialization of products containing emricasan either as a single active ingredient or in combination with other Novartis compounds for liver cirrhosis or liver fibrosis. Pursuant to the Collaboration Agreement, we are responsible for completing the three ENCORE trials and the previously completed POLT-HCV-SVR trial. We share the costs of these four Phase 2b trials equally with Novartis, as well as the non-treatment observational study until the completion of the four Phase 2b trials. Novartis is also responsible for 100% of certain expenses for required registration-supportive nonclinical activities. Novartis is responsible for the development of emricasan beyond these four Phase 2b trials, including the Phase 3 development of emricasan single agent products and all development for emricasan combination products, and Novartis has agreed to use commercially reasonable efforts to develop and commercialize emricasan products. A joint steering committee comprised of representatives from our company and Novartis oversees the collaboration, development and commercialization of emricasan products.

Emricasan in NASH Fibrosis

Medical Need and Market Opportunity

NASH is a progressive form of NAFLD where fat builds up in the liver and patients suffer from inflammation and damage ultimately leading to fibrosis and cirrhosis. Steatosis is caused by the accumulation of triglycerides within lipid droplets in hepatocytes, and steatosis associated with inflammation, cell death, and fibrosis is referred to as NASH, which can progress to cirrhosis. According to the NIH, NASH affects 2-5% of people in the United States. NASH is one of the leading causes of cirrhosis in adults in the United States, and up to 25% of adults with NASH may have cirrhosis. The condition is more common in adults who are obese, diabetic, or have high cholesterol or high triglycerides. The current diagnosis rate for NASH is low because of the asymptomatic nature of NASH and low awareness of the disease. There are currently no drugs approved to treat NASH fibrosis.

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

Emricasan in NASH Cirrhosis

Medical Need and Market Opportunity

The patients with chronic liver disease that we are studying suffer from compensated or decompensated liver cirrhosis, as well as potentially portal hypertension. Continual disease progression may eventually lead such patients to require liver transplantation, in which the diseased liver is replaced by a donor liver or part thereof. The cause of the chronic decompensation or liver failure may vary, and includes infections, such as subacute bacterial peritonitis, HCV or HBV, metabolic causes, such as NASH, autoimmune diseases and alcohol. Objectives for the management of patients with liver cirrhosis and portal hypertension include specific treatment of any identifiable causes of chronic liver function and prevention of the development or progression of signs of decompensation, including portal pressure, ascites, hepatic encephalopathy and esophageal varices, with or without hemorrhage, in order for the patient to be eligible for transplant. More than 40,000 patients died due to chronic liver disease and cirrhosis in the United States in 2016.

NASH is one of the leading causes of cirrhosis in adults in the United States, and up to 25% of adults with NASH may have cirrhosis. Furthermore, NASH is expected to be the leading cause of liver transplant in the next five to ten years. There are currently no approved drugs for the treatment of NASH cirrhosis.

Development Plans

Given its mechanism of action and clinical trial results, we believe emricasan has the potential to improve patients’ ability to survive longer with cirrhosis while waiting for a liver transplant and potentially to improve their liver disease status such that they may no longer require a liver transplant. In collaboration with Novartis, we plan to focus on advancing toward registration of emricasan for patients with NASH cirrhosis in parallel with our NASH fibrosis development plans. In February 2016, we announced that the FDA granted Fast Track designation to the emricasan development program for the treatment of liver cirrhosis caused by NASH. Based on the clinical trial results in patients with cirrhosis and interactions with the FDA, we initiated the Phase 2b ENCORE-PH trial in November 2016 and the Phase 2b ENCORE-LF trial in May 2017.

The ENCORE-PH trial is a randomized, double-blind, placebo-controlled Phase 2b clinical trial to evaluate the effect of emricasan in reducing HVPG in approximately 240 compensated or early decompensated NASH cirrhosis patients with severe portal hypertension, established by baseline HVPG values of 12 mmHg or higher. Patients are randomized 1:1:1:1 to receive 5 mg of emricasan, 25 mg of emricasan, 50 mg of emricasan, or placebo twice daily for 24 weeks. The primary endpoint is the mean change in HVPG from week 0 to week 24 for each dosing group compared with placebo. In December 2018, we announced the trial did not meet its primary endpoint in the overall trial population, but clinically meaningful treatment effects were observed in subsets of the compensated patient subgroup in the first 24-week treatment period. This trial has an additional 24-week open-label extension period for patients after they complete the blinded 24-week stage of the trial, and these results are expected in mid-2019.

The ENCORE-LF trial is a randomized, double-blind, placebo-controlled Phase 2b clinical trial to evaluate emricasan in approximately 210 patients with decompensated NASH cirrhosis. Patients are randomized 1:1:1 to receive 5 mg of emricasan, 25 mg of emricasan, or placebo twice daily for at least 48 weeks. The primary endpoint is event-free survival for each treatment group compared with the placebo group. For the purposes of the trial, events are defined as all-cause mortality, new decompensation events, or a progression of ≥4 points in MELD score. Key secondary endpoints include safety and tolerability, MELD and CPT scores, liver transplantation rates, and health-related quality of life. Top-line results are expected in mid-2019.

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

CTS-2090 Program

CTS-2090, an orally active, potent and highly selective inhibitor of caspase 1, is an internally discovered preclinical product candidate we are pursuing for chronic diseases involving inflammasome pathways. CTS-2090 is currently in preclinical development and IND-enabling activities, with clinical trials expected to begin by the first half of 2020.

Inflammasomes are a collection of large multiprotein structures responsible for the activation of inflammatory responses. There are six known inflammasome subtypes - NLRP1, NLRP3, NLRC4, NLRP6, AIM2 and IFI 16 - that respond to different stimuli. A primary function of the inflammasomes is to generate active caspase 1 from procaspase 1 in response to various pathogens and other stimuli. The ultimate products produced by the activation of caspase 1 are highly pro-inflammatory cytokines, IL-1β and IL-18. In addition, caspase 1 initiates pyroptosis, a highly inflammatory form of cell death, through the cleavage of gasdermin D. Excess IL-1β has been linked to a variety of diseases including rare genetic inflammatory diseases, cancer, liver and other gastrointestinal diseases, and cardiovascular diseases.

We believe caspase 1 occupies an important position in the IL-1β inflammatory cascade, controlling the production of IL-1β and initiation of pyroptotic cell death. Inhibition of caspase-1 provides a potential mechanism to block inflammation and reduce cell death by inhibiting pyroptosis. Currently, there are marketed biologic treatments directed at blocking IL-1β activity, but to our knowledge, there are no approved small molecules specifically targeted at reducing IL-1β activation. We believe an effective, oral caspase 1 inhibitor could have impact across a number of inflammasome-related diseases.

Future Product Candidates

We are currently focused on the development of emricasan and CTS-2090, but we plan to pursue additional product candidates in the future. We believe that a diversified portfolio will mitigate risks inherent in drug development and increase the likelihood of our success. We may expand our development pipeline by developing additional internal preclinical product candidates or by in-licensing or acquiring preclinical or clinical-stage product candidates. We may develop such product candidates independently or in partnership with third parties.

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

Although there are several product candidates in clinical development, there are currently no therapeutic products approved for the treatment of NASH cirrhosis or NASH fibrosis. There are a number of marketed therapeutics used in each of these diseases to try to remove the underlying cause of the disease, address symptoms or complications of the disease or prevent further liver injury. If the liver damage is a result of obesity, diet and exercise may be prescribed along with marketed therapeutics. If the liver damage is a result of NASH, which is expected to become the leading cause of liver transplants in the next five to ten years, currently marketed drugs are generally used, although none of these are approved for NASH. In addition to the marketed drugs for those indications, there are drugs in development for each of these indications. Although these marketed therapies and those in development may be efficacious, all of them take time to show an effect, and as long as the underlying conditions persist there will continue to be damage to the liver. In NASH, for example, drugs in development have differing mechanisms of action, and it is currently unknown whether any single drug will eliminate liver inflammation and halt liver disease progression into advanced fibrosis. For each of these indications, emricasan is the only product candidate we are aware of that is being developed specifically to reduce the level of apoptosis in the liver. As a result, if successfully developed and approved, emricasan may be used with these other therapies and may be included as an active ingredient in combination products developed and commercialized by Novartis under the Collaboration Agreement. With respect to CTS-2090 and inflammasome related disease, there are marketed biologic treatments directed at blocking IL-1β activity, but to our knowledge, there are no approved small molecules specifically targeted at reducing IL-1β activation. We believe an effective, oral caspase 1 inhibitor could have impact across a number of inflammasome-related diseases.

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

Idun Distribution Agreement

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

Under the Collaboration Agreement, we are responsible for completing the three ENCORE trials. We share the costs of these three trials equally with Novartis. In addition, until the completion of the three Phase 2b trials, we will equally share the costs of the non-treatment observational study that will follow patients from the three ENCORE Phase 2b trials and the previously completed Phase 2b POLT-HCV-SVR trial. After the completion of the three ENCORE Phase 2b trials, Novartis will assume 100% of the observational study costs. Novartis is also responsible for 100% of certain expenses for required registration-supportive nonclinical activities. Novartis is responsible for Phase 3 development of products containing only emricasan as an active ingredient, or Emricasan Only Products, and all development for products containing emricasan and one or more other Novartis active ingredients, or Combination Products. Emricasan Only Products and Combination Products are collectively referred to as Emricasan Products. A joint steering committee comprised of senior personnel from our company and Novartis oversees the collaboration, development and commercialization of the Emricasan Products.

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

Concurrent with the entry into the Collaboration Agreement, we entered into an Investment Agreement with Novartis, or the Investment Agreement, whereby we agreed to sell and Novartis agreed to purchase, convertible promissory notes, in one or two closings, for an aggregate principal amount of up to $15.0 million. In February 2017, we issued a convertible promissory note, or the Novartis Note, in the principal amount of $15.0 million, pursuant to the Investment Agreement. The maturity date of the Novartis Note was December 31, 2019, and it bore interest on the unpaid principal balance at a rate of 6% per annum. In December 2018, we, at our option, converted the entire outstanding principal of $15.0 million and accrued and unpaid interest of the Novartis Note into 2,882,519 shares of our common stock. Pursuant to the terms of the Novartis Note, the principal and accrued and unpaid interest converted into shares of our common stock at a conversion price equal to 120% of the 20-day trailing average closing price per share of the common stock immediately prior to the conversion date.

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

Our patent portfolio includes patents directed to crystalline forms and methods of use of emricasan. As of December 31, 2018, we have received one United States patent and corresponding foreign patents directed to crystalline forms of emricasan. Foreign patents have been granted in Australia, Austria, Belgium, Canada, China, Czech Republic, Denmark, Europe, Finland, France, Germany, Great Britain, Greece, Hong Kong, Hungary, Ireland, Israel, Italy, Japan, Luxembourg, Mexico, Netherlands, Norway, Poland, Portugal, Romania, Singapore, South Africa, South Korea, Spain, Sweden, Switzerland, Taiwan and Turkey. Additional applications are pending in Hong Kong and Thailand. We expect that the crystalline forms and methods of use patent, if the appropriate maintenance, renewal, annuity or other governmental fees are paid, will expire in 2028 (United States) and 2027 (international). It is possible that the term of a crystalline forms patent in the United States could be extended up to five additional years under the provisions of the Hatch-Waxman Act. Patent term extension may be available in certain foreign countries upon regulatory approval. In addition, our patent portfolio includes patent applications directed to certain methods of use of emricasan. As of December 31, 2018, we have pending patent applications in the United States and corresponding foreign patent applications in Australia, Brazil, Canada, China, Europe, Hong Kong, Israel, Japan, Mexico, New Zealand, Russia, Singapore, South Africa, South Korea and Thailand for certain methods of use of emricasan, including in patients with liver disease. Our patent portfolio also includes provisional patent applications directed to composition of matter and methods of use for our internally developed caspase inhibitors, including CTS-2090.

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

Healthcare Reform

A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medical products, implementing reductions in Medicare and other healthcare funding, and applying new payment methodologies. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the Affordable Care Act, was enacted, which, among other things, increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program; introduced a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected; extended the Medicaid Drug Rebate Program to utilization of prescriptions of individuals enrolled in Medicaid managed care plans; imposed mandatory discounts for certain Medicare Part D beneficiaries as a condition for manufacturers’ outpatient drugs coverage under Medicare Part D; subjected drug manufacturers to new annual fees based on pharmaceutical companies’ share of sales to federal healthcare programs; created a new Patient Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and establishment of a Center for Medicare Innovation at the Centers for Medicare & Medicaid Services, or CMS, to test innovative payment and service delivery models to lower Medicare and Medicaid spending.

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the Affordable Care Act. We expect that the current presidential administration and U.S. Congress will likely continue to seek to modify, repeal, or otherwise invalidate all, or certain provisions of, the Affordable Care Act. Recently, the Tax Cuts and Jobs Act, or the Tax Act, was enacted, which, among other things, removes penalties for not complying with the Affordable Care Act’s individual mandate to carry health insurance. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, ruled that the individual mandate is a critical and inseverable feature of the Affordable Care Act, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the Affordable Care Act are invalid as well. While the Trump Administration and CMS have both stated that the ruling will have no immediate effect, it is unclear how this decision, subsequent appeals, if any, and other efforts to repeal and replace the Affordable Care Act will impact the Affordable Care Act and our business. As such, there is still uncertainty with respect to the impact President Trump’s administration and the U.S. Congress may have, if any, and any changes will likely take time to unfold, and could have an impact on coverage and reimbursement for healthcare items and services covered by plans that were authorized by the Affordable Care Act. We cannot predict the ultimate content, timing or effect of any healthcare reform legislation or the impact of potential legislation on us.

In addition, other legislative changes have been proposed and adopted in the United States since the Affordable Care Act to reduce healthcare expenditures. These changes include aggregate reductions of Medicare payments to providers of 2% per fiscal year that, due to subsequent legislative amendments, will remain in effect through 2027 unless additional action is taken by Congress. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies. Individual states in the United States have also become increasingly active in implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

Fraud and Abuse Laws

We will also be subject to healthcare fraud and abuse laws and other regulations and enforcement by the federal government as well as the state and foreign governments in which we will conduct our business once emricasan or another product candidate developed by us is approved and commercialization of such product candidate begins. Such laws include, without limitation, state and federal anti-kickback, false claims, privacy and security and physician sunshine laws and regulations. Violations of any of such laws or any other governmental regulations may result in penalties, including civil and criminal penalties, damages, fines, the curtailment or restructuring of operations, the exclusion from participation in federal and state healthcare programs or similar programs in other countries or jurisdictions, integrity oversight and reporting obligations, and individual imprisonment.

Employees

As of February 26, 2019, we had 31 employees, 30 of whom are full-time, 10 of whom hold Ph.D. or M.D. degrees, 17 of whom were engaged in research and development activities and 14 of whom were in general and administrative positions. None of our employees are subject to a collective bargaining agreement. We consider our relationship with our employees to be good.

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

Risks Related to Our Business and Industry

Our business is dependent on the success of a single clinical-stage product candidate, emricasan, which will require significant additional clinical testing before we can seek regulatory approval and potentially launch commercial sales.

Our future success depends on our ability to obtain regulatory approval for, and then successfully commercialize, our only clinical-stage product candidate, emricasan. We have not completed the development of any product candidates. We currently generate no revenues from sales of any drugs, and we may never be able to develop a marketable drug. Emricasan will require additional clinical and non-clinical development, regulatory review and approval in multiple jurisdictions, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenues from product sales. We entered into an Option, Collaboration and License Agreement, or the Collaboration Agreement, with Novartis Pharma AG, or Novartis, pursuant to which we granted Novartis an exclusive license to collaborate with us to develop products containing emricasan either as a single active ingredient or in combination with other Novartis compounds for liver cirrhosis or liver fibrosis. Novartis is responsible for Phase 3 development of emricasan single agent products and all development for emricasan combination products as well as the manufacturing and commercialization for all emricasan products. Neither we, nor Novartis, are permitted to market or promote emricasan before emricasan receives regulatory approval from the United States Food and Drug Administration, or FDA, or comparable foreign regulatory authorities, and emricasan may never receive such regulatory approvals.

Our registration strategy is to develop emricasan for patients with fibrosis or cirrhosis due to non-alcoholic steatohepatitis, or NASH. Our three ongoing trials are a Phase 2b clinical trial in patients with NASH cirrhosis and severe portal hypertension, a Phase 2b clinical trial in patients with decompensated NASH cirrhosis and a Phase 2b clinical trial in patients with NASH fibrosis.

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

We cannot anticipate when or if we will seek regulatory review of emricasan for any indication. We have not previously submitted a new drug application, or NDA, to the FDA, or similar drug approval filings to comparable foreign authorities. An NDA must include extensive preclinical and clinical data and supporting information to establish the product candidate’s safety and effectiveness for each desired indication. The NDA must also include significant information regarding the chemistry, manufacturing and controls for the product. Obtaining approval of an NDA is a lengthy, expensive and uncertain process and may not be obtained. We have not received marketing approval for any product candidate, and we cannot be certain that emricasan will be successful in future clinical trials or receive regulatory approval for any indication. If we do not receive regulatory approvals for and successfully commercialize emricasan on a timely basis or at all, we may not be able to continue our operations. Even if we successfully obtain regulatory approvals to market emricasan, our revenues will be dependent, in part, on Novartis’ ability to commercialize emricasan as well as the size of the markets in the territories for which we gain regulatory approval and have commercial rights. If the markets for the treatment of NASH, including NASH cirrhosis or NASH fibrosis, are not as significant as we estimate, our business and prospects will be harmed.

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

In addition, undesirable side effects caused by emricasan could result in the delay, suspension or termination of our clinical trials by us, the FDA or other regulatory authorities or institutional review boards, or IRBs, for a number of reasons. To date, over 700 subjects have received emricasan in Phase 1 and Phase 2 clinical trials. The most commonly reported treatment-related adverse events in emricasan-treated subjects were dizziness, headache, fatigue, nausea and diarrhea. Although most of the adverse events reported in relation to emricasan in these trials were mild to moderate, results of our ongoing and future trials could reveal a high and unacceptable severity and prevalence of these or other side effects, including, potentially, more severe side effects. In such an event, our trials could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development of, or deny approval of, emricasan for any or all targeted indications. In addition, the drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the clinical trial or result in potential product liability claims. Even if regulatory authorities granted approval of emricasan, if adverse events caused regulatory authorities to impose a restrictive label or if physicians’ perceptions of emricasan’s safety caused them to limit their use of the drug, our ability to generate sufficient sales of emricasan could be limited. Any of these occurrences may harm our business, prospects, financial condition and results of operations significantly.

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

Emricasan has been the subject of eight competed Phase 1 and nine competed Phase 2 clinical trials. Although we believe emricasan has demonstrated evidence of a beneficial effect in patients with chronic liver disease independent of the cause of disease in these clinical trials, we are now seeking to evaluate emricasan in targeted indications within liver disease, initially NASH cirrhosis and NASH fibrosis, and we have not previously evaluated the safety and efficacy of emricasan in these and other planned indications. Previously, the development program for emricasan focused primarily on the treatment of HCV patients and the evaluation of the product candidate in liver disease generally. We cannot be certain that any of our ongoing and planned clinical trials will be successful. For example, the Phase 2b POLT-HCV-SVR and the Phase 2b ENCORE-PH clinical trials did not meet their primary endpoints. Failure in one indication may have negative consequences for the development of emricasan for other indications. Any such failure may harm our business, prospects and financial condition.

The FDA regulatory approval process is lengthy and time-consuming, and if we experience significant delays in the clinical development and regulatory approval of emricasan, our business will be substantially harmed.

We may experience delays in commencing and completing clinical trials of emricasan. For example, based on data in 2013 regarding a new HCV antiviral being developed by another company, we chose to delay and change our previously planned Phase 2b/3 HCV-POLT clinical trial to the Phase 2b POLT-HCV-SVR clinical trial. We may also experience delays in commencing and completing other clinical trials of emricasan. We do not know whether planned clinical trials will begin on time, need to be redesigned, enroll patients on time or be completed on schedule, if at all. Any of our ongoing and planned clinical trials may be delayed for a variety of reasons, including delays related to:

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

We have not obtained regulatory approval for any product candidate. If we fail to obtain regulatory approval to market emricasan, our only clinical-stage product candidate, we will be unable to sell emricasan, which will significantly impair our ability to generate revenues. To receive approval, we must, among other things, demonstrate with substantial evidence from clinical trials that the product candidate is both safe and effective for each indication for which approval is sought, and failure can occur in any stage of development. Satisfaction of the approval requirements typically takes several years, and the time and money needed to satisfy them may vary substantially, based on the type, complexity and novelty of the pharmaceutical product. We have not commenced any Phase 3 clinical trials of emricasan to date, and we cannot predict if, or when, our future clinical trials will generate the data necessary to support an NDA and if, or when, we might receive regulatory approvals for emricasan.

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

Changes in funding for the FDA and other government agencies could hinder their ability to hire and retain key leadership and other personnel, or otherwise prevent new products and services from being developed or commercialized in a timely manner, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including (i) government budget and funding levels, (ii) the ability to hire and retain key personnel and accept the payment of user fees and (iii) statutory, regulatory and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

The FDA’s and other regulatory authorities’ policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of emricasan. For example, in December 2016, the 21st Century Cures Act, or Cures Act, was signed into law. The Cures Act, among other things, is intended to modernize the regulation of drugs and spur innovation. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, and we may not achieve or sustain profitability, which would adversely affect our business, prospects, financial condition and results of operations.

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

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the Affordable Care Act. We expect that the current presidential administration and U.S. Congress will likely continue to seek to modify, repeal, or otherwise invalidate all, or certain provisions of, the Affordable Care Act. Recently, the Tax Act was enacted, which, among other things, removes penalties for not complying with the Affordable Care Act’s individual mandate to carry health insurance. Additionally, on December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, ruled that the individual mandate is a critical and inseverable feature of the Affordable Care Act, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the Affordable Care Act are invalid as well. While the Trump Administration and CMS have both stated that the ruling will have no immediate effect, it is unclear how this decision, subsequent appeals, if any, and other efforts to repeal and replace the Affordable Care Act will impact the Affordable Care Act and our business. As such, there is still uncertainty with respect to the impact President Trump’s administration and the U.S. Congress may have, if any, and any changes will likely take time to unfold, and could have an impact on coverage and reimbursement for healthcare items and services covered by plans that were authorized by the Affordable Care Act. We cannot predict the ultimate content, timing or effect of any healthcare reform legislation or the impact of potential legislation on us.

Other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. For example, the Budget Control Act of 2011 resulted in aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2027 unless additional Congressional action is taken. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

There have been, and likely will continue to be, legislative and regulatory proposals at the federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. For instance, there have recently been public hearings in the U.S. Congress concerning pharmaceutical product pricing, which have resulted in several Congressional inquiries and proposed and enacted legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for pharmaceutical products. Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. We cannot predict the initiatives that may be adopted in the future. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare and/or impose price controls may adversely affect:

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

If the Collaboration Agreement with Novartis is terminated, we may need to build our marketing, sales, distribution, managerial and other non-technical capabilities to commercialize emricasan or make arrangements with third parties to perform these services. We expect that the majority of liver cirrhosis patients will be treated at tertiary care centers and transplant centers, and therefore our marketing and sales efforts can be addressed with a targeted sales force. We may build our own commercial infrastructure in North America and the EU to target these centers. The establishment and development of our own sales force or the establishment of a contract sales force to market emricasan would be expensive and time-consuming and could delay any commercial launch. Moreover, we cannot be certain that we will be able to successfully develop this capability. We would have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train and retain marketing and sales personnel. We would also face competition in our search for third parties to assist us with the sales and marketing efforts of emricasan. We may also consider other opportunities to partner with a pharmaceutical company that has global capabilities to develop and commercialize.

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

We plan to develop and commercialize product candidates in addition to emricasan, including CTS-2090. Emricasan is our only clinical-stage product candidate. In order to develop and commercialize any additional product candidates, we may be required to invest significant resources to acquire or in-license the rights to such product candidates or to conduct drug discovery activities. In addition, any other product candidates will require additional, time-consuming development efforts prior to commercial sale, including preclinical studies, extensive clinical trials and approval by the FDA and applicable foreign regulatory authorities. All product candidates are prone to the risks of failure that are inherent in pharmaceutical product development, including the possibility that the product candidate will not be shown to be sufficiently safe and/or effective for approval by regulatory authorities. In addition, we cannot assure you that we will be able to acquire, discover or develop any additional product candidates, or that any additional product candidates we may develop will be approved, manufactured or produced economically, successfully commercialized or widely accepted in the marketplace or be more effective than other commercially available alternatives. Research programs to identify new product candidates require substantial technical, financial and human resources whether or not we ultimately identify any candidates. If we are unable to develop or commercialize emricasan or any other product candidates, our business and prospects will suffer.

We cannot be certain that emricasan, CTS-2090 or any other product candidates that we develop will produce commercially viable drugs that safely and effectively treat liver, inflammasome-related or other diseases. Even if we are successful in completing preclinical and clinical development and receiving regulatory approval for one commercially viable drug for the treatment of one disease, we cannot be certain that we will also be able to develop and receive regulatory approval for other product candidates for the treatment of other forms of that disease or other diseases. If we fail to develop a pipeline of potential product candidates other than emricasan, we will not have any prospects for commercially viable drugs should our efforts to develop and commercialize emricasan be unsuccessful, and our business prospects would be harmed significantly.

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

There are currently no therapeutic products approved for the treatment of NASH cirrhosis or NASH fibrosis. There are a number of marketed therapeutics used in each of these diseases to try to remove the underlying cause of the disease and prevent further liver injury. If the liver damage is a result of obesity, diet and exercise may be prescribed along with marketed therapeutics. If the liver damage is a result of NASH, currently marketed drugs may be used, although none of these are approved for NASH. In addition to the marketed drugs for those indications, there are drugs in development for each of these indications. Although these marketed therapies and those in development may be efficacious, all of them take time to show an effect, and as long as the underlying conditions persist there will continue to be damage to the liver. In NASH for example, drugs in development have differing mechanisms of action, and it is currently unknown whether any single product candidate will eliminate liver inflammation and halt liver disease progression into advanced fibrosis. For each of these indications, emricasan is the only therapeutic we are aware of that is being developed specifically to reduce the level of apoptosis in the liver, and as a result it may be used with these other therapies. Our estimates of disease prevalence consider the presence of these other treatments.

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

We entered into the Collaboration Agreement with Novartis for the development of emricasan, and we may form or seek strategic alliances, joint ventures or collaborations or enter into licensing arrangements with other third parties that we believe will complement or augment our development and commercialization efforts with respect to future product candidates that we may develop. In connection with entering into the Collaboration Agreement, we incurred non-recurring and other charges and issued a convertible note in the amount of $15.0 million, which was converted into shares of our common stock in December 2018. In addition, for the period from the execution date of the Collaboration Agreement until the earlier of five years after the first commercial sale of an emricasan product in the United States or major European market or ten years from the execution date of the Collaboration Agreement, we have agreed not to develop in any pivotal registration clinical trials or commercialize any pan-caspase inhibitors in liver disease. Further, Novartis will have a right of first negotiation prior to any offer by us to any third party for future pan-caspase inhibitors that we may develop or acquire for the treatment of liver diseases or for certain retained pan-caspase inhibitors, provided that any license or collaboration that we enter into or propose to enter into must be on terms and conditions in the aggregate no more favorable to such third party than those last offered to Novartis. These provisions, and similar provisions in agreements we may enter into in the future, may inhibit our ability to develop and commercialize other pan-caspase inhibitors, including IDN-7314, or enter into future alliances or collaborations to develop or commercialize other pan-caspase inhibitors, including IDN-7314.

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

As of February 26, 2019, we had 31 employees, 30 of whom are full-time. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial or other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

Our current and future relationships with investigators, health care professionals, consultants, third-party payors and customers will be subject to applicable healthcare regulatory laws. Our or our collaborators’ failure to comply with those laws could have a material adverse effect on our results of operations and financial condition.

Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third-party payors and customers, may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations. These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute our product candidates for which we obtain marketing approval. Such laws include, without limitation:

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

•	federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers;
•

state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures and pricing information; and state and foreign laws governing the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by the Health Insurance Portability and Accountability Act, thus complicating compliance efforts; and

•

similar healthcare laws and regulations in the European Union and other non-U.S. jurisdictions, including reporting requirements detailing interactions with and payments to healthcare providers and laws governing the privacy and security of certain protected information, such as the General Data Protection Regulation, or GDPR, which imposes obligations and restrictions on the collection and use of personal data relating to individuals located in the EU (including health data).

If our or our collaborators’ operations are found to be in violation of any of such laws or any other governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, the curtailment or restructuring of our operations, the exclusion from participation in federal and state healthcare programs or similar programs in other countries or jurisdictions, integrity oversight and reporting obligations to resolve allegations of non-compliance, and individual imprisonment, any of which could adversely affect our ability to operate our business and our results of operations.

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

We have incurred significant operating losses since our inception, including net losses of $18.0 million, $17.4 million and $29.7 million for the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018, we had an accumulated deficit of $186.6 million. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Our losses have resulted principally from costs incurred in our research and development activities. We anticipate that we will continue to incur operating losses over the next several years as we execute our plan to expand our research, development and commercialization activities, including the clinical development of emricasan, and continue to incur the costs of operating as a public company. In addition, if we obtain regulatory approval of emricasan, we may incur significant sales and marketing expenses. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or whether or when we will become profitable, if ever.

We have not generated any revenues to date from product sales. We may never achieve or sustain profitability, which could depress the market price of our common stock and could cause our stockholders to lose all or a part of their investment.

Our ability to become profitable depends in part on our ability to develop and commercialize emricasan. To date, we have no products approved for commercial sale and have not generated any revenues from sales of any product candidate, and we do not know when, or if, we will generate revenues in the future. We do not anticipate generating revenues, if any, from sales of emricasan for at least the next several years, and we will never generate revenues from emricasan if we or Novartis does not obtain regulatory approval of emricasan. Our ability to generate future revenues depends heavily on our success in:

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

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts to continue the clinical development of emricasan, including our ongoing clinical trials. We believe the payments under the Collaboration Agreement and our existing capital resources will fund our share of the development costs for emricasan. If Novartis terminates the Collaboration Agreement, we will require significant additional amounts in order to continue clinical development and, if approved, launch and commercialize emricasan. To date, our operations have been primarily funded through the proceeds from the issuance of our common and preferred stock, including the proceeds from our initial public offering, or IPO, completed in July 2013, follow-on public offerings completed in April 2015 and May 2017, issuance of a convertible promissory note to Novartis, and sales of common stock under our prior At Market Issuance Sales Agreement with MLV & Co. LLC.

In August 2018, we entered into an At Market Issuance Sales Agreement, or the Sales Agreement, with Stifel, Nicolaus & Company, Incorporated, or Stifel, pursuant to which we may sell from time to time, at our option, up to an aggregate of $35.0 million of shares of our common stock through Stifel, as sales agent. Sales of our common stock made pursuant to the Sales Agreement, if any, will be made on the Nasdaq Global Market, or Nasdaq, under our Registration Statement on Form S-3 filed on August 17, 2017 by means of ordinary brokers’ transactions at market prices. Additionally, under the terms of the Sales Agreement, we may also sell shares of our common stock through Stifel, on Nasdaq or otherwise, at negotiated prices or at prices related to the prevailing market price. We will pay a commission rate equal to up to 3.0% of the gross sales price per share sold. The Sales Agreement will automatically terminate upon the sale of an aggregate of $35.0 million of shares of our common stock pursuant to the Sales Agreement. In addition, the Sales Agreement may be terminated by us or Stifel at any time upon ten days’ notice to the other party, or by Stifel at any time in certain circumstances, including the occurrence of an event that would be reasonably likely to have a material adverse effect on our assets, business, operations, earnings, properties, condition (financial or otherwise), prospects, stockholders’ equity or results of operations. As of the date of the filing of this Form 10-K, we have not sold any shares under the Sales Agreement. There can be no assurance that Stifel will be successful in consummating sales under the Sales Agreement based on prevailing market conditions or in the quantities or at the prices that we deem appropriate. In addition, under current regulations of the Securities and Exchange Commission, or the SEC, at any time during which the aggregate market value of our common stock held by non-affiliates, or public float, is less than $75.0 million, the amount we can raise through primary public offerings of securities in any twelve-month period using shelf registration statements, including sales under the Sales Agreement, is limited to an aggregate of one-third of our public float. As of February 26, 2019, our public float was 28.4 million shares, the value of which was $56.8 million based upon the closing price of our common stock of $2.00 per share on February 26, 2019. The value of one-third of our public float calculated on the same basis was $18.9 million.

We expect to fund our near-term operations primarily with the upfront payment of $50.0 million that we received from Novartis in December 2016 pursuant to the Collaboration Agreement, proceeds from the issuance of a convertible promissory note in the principal amount of $15.0 million, which we issued to Novartis in February 2017, the option exercise payment of $7.0 million that we received from Novartis in July 2017 pursuant to the Collaboration Agreement, and potential sales of common stock under the Sales Agreement.

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

Under Section 382 of the Internal Revenue Code, or IRC, of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period), the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We previously completed a study to assess whether an ownership change, as defined by IRC Section 382, had occurred from our formation through December 31, 2017. Based upon this study, we determined that ownership changes had occurred in 2006 and 2013 but concluded that the annual utilization limitation would be sufficient to utilize our pre-ownership change NOLs and research and development credits prior to expiration, with the exception of a de minimis amount. Future ownership changes may limit our ability to utilize remaining tax attributes. At December 31, 2018, we had federal and state NOL carryforwards of $122.8 million and $76.4 million, respectively. We also have federal, including orphan drug, and state research and development credit carryforwards of $8.8 million and $2.4 million, respectively. Furthermore, under recently enacted U.S. tax legislation, although the treatment of tax losses generated in taxable years ending before December 31, 2017 has generally not changed, tax losses generated in taxable years beginning after December 31, 2017 may only be utilized to offset 80% of taxable income annually. This change may require us to pay federal income taxes in future years despite generating a loss for federal income tax purposes in prior years.

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

At December 31, 2018, we had $40.7 million of cash, cash equivalents and marketable securities. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents and marketable securities since December 31, 2018, no assurance can be given that deterioration of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or marketable securities or our ability to meet our financing objectives. Furthermore, our stock price may decline due in part to the volatility of the stock market.

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

Risks Related to Ownership of our Common Stock

The price of our stock may be volatile.

Prior to our IPO, there was no public market for our common stock. Since the commencement of trading in connection with our IPO in July 2013 through February 26, 2019, the sale price per share of our common stock on Nasdaq has ranged from a low of $1.15 to a high of $15.67. The trading price of our common stock is likely to continue to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this annual report, these factors include:

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

•	adverse results or delays in clinical trials;
•	our decision to initiate a clinical trial, not to initiate a clinical trial or to terminate an existing clinical trial;
•	adverse regulatory decisions, including failure to receive regulatory approval for emricasan;
•	changes in laws or regulations applicable to our product candidate or products, including but not limited to clinical trial requirements for approvals;
•	adverse developments concerning our manufacturers;
•	our inability to obtain adequate product supply for any approved drug product or inability to do so at acceptable prices;
•	our inability to establish collaborations if needed;
•	our failure to commercialize emricasan;
•	additions or departures of key scientific or management personnel;
•	unanticipated serious safety concerns related to the use of emricasan;
•	introduction of new products or services offered by us or our competitors;
•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;
•	announcements by Novartis relating to the development or commercialization of emricasan;

•	our ability to effectively manage our growth;
•	the size and growth, if any, of the NASH cirrhosis and NASH fibrosis markets and other targeted markets;
•	our ability to successfully enter new markets;
•	actual or anticipated variations in quarterly operating results;
•	our cash position;
•	our failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;
•	publication of research reports about us or our industry or positive or negative recommendations or withdrawal of research coverage by securities analysts;
•	changes in the market valuations of similar companies;
•	overall performance of the equity markets;
•	sales of our common stock by us or our stockholders in the future;
•	trading volume of our common stock;
•	changes in accounting practices;
•	ineffectiveness of our internal controls;
•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
•	significant lawsuits, including patent or stockholder litigation;
•	general political and economic conditions; and
•	other events or factors, many of which are beyond our control.

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

As of December 31, 2018, our executive officers, directors, 5% stockholders and their affiliates owned approximately 19% of our outstanding voting stock. Therefore, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that our stockholders may feel are in their best interests.

We are required to maintain compliance with Section 404 of the Sarbanes-Oxley Act of 2002, or we may be subject to sanctions by regulatory authorities.

Section 404(a) of the Sarbanes-Oxley Act of 2002 requires that we evaluate and determine the effectiveness of our internal controls over financial reporting and provide a management report on the internal control over financial reporting. We have performed the system and process evaluation and testing required to comply with the management certification. We are also required to comply with auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002. If we do not properly implement the requirements of Section 404 with adequate compliance, and maintain such compliance, we may be subject to sanctions or investigation by regulatory authorities, such as the SEC or Nasdaq. Any such action could adversely affect our financial results or investors’ confidence in us and could cause our stock price to fall. If we have a material weakness in our internal controls over financial reporting, we may not detect errors on a timely basis and our consolidated financial statements may be materially misstated. If we or our independent registered public accounting firm identifies deficiencies in our internal controls that are deemed to be material weaknesses, we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities, which would entail expenditure of additional financial and management resources and could materially adversely affect our stock price.

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

Persons who were our stockholders prior to our IPO in July 2013 continue to hold a substantial number of shares of our common stock that they are able to sell in the public market, subject in some cases to certain legal restrictions. Significant portions of these shares are held by a small number of stockholders. If these stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. The perception in the market that these sales may occur could also cause the trading price of our common stock to decline. As of February 26, 2019, we had 33,165,122 shares of common stock outstanding.

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

The holders of 902,206 shares of our common stock as of February 26, 2019 (including shares issuable upon exercise of options and warrants) are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by affiliates, as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

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

Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could delay or prevent a change of control of our company or changes in our board of directors that our stockholders might consider favorable to our board of directors and our management. Some of these provisions include:

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

Holders of Common Stock

As of February 26, 2019, there were 33,165,122 shares of our common stock outstanding and 25 holders of record of our common stock. This number was derived from our shareholder records and does not include beneficial owners of our common stock whose shares are held in the name of various dealers, clearing agencies, banks, brokers and other fiduciaries.

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

Equity Compensation Plan Information

The following table summarizes securities available under our equity compensation plans as of December 31, 2018 (in thousands, except exercise price data):

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	4,868	$5.14	1,331
Equity compensation plans not approved by security holders	525	5.74	—
Total	5,393	$5.19	1,331

ITEM 6.	SELECTED FINANCIAL DATA

Not required.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a biotechnology company focused on the development and commercialization of novel medicines to treat chronic diseases with significant unmet need. We are developing emricasan, a first-in-class, orally active pan-caspase inhibitor, for the treatment of patients with chronic liver disease. Emricasan is designed to reduce the activities of human caspases, which are enzymes that mediate inflammation and apoptosis. We are also developing CTS-2090, an orally active selective caspase inhibitor, for diseases involving inflammasome pathways.

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

•

Phase 2b ENCORE-LF (Liver Function) Clinical Trial: In May 2017, we initiated a clinical trial to evaluate emricasan in approximately 210 patients with decompensated NASH cirrhosis. Top-line results, triggered by reaching a prespecified number of events, are expected in mid-2019.

•

Phase 2b ENCORE-PH (Portal Hypertension) Clinical Trial: In November 2016, we initiated a clinical trial to evaluate the effect of emricasan in approximately 240 compensated or early decompensated NASH cirrhosis patients with severe portal hypertension. Top-line results were reported in December 2018, and results from the six-month extension stage of the trial are expected in mid-2019.

In addition, we initiated a non-treatment observational study in February 2018 pursuant to which subjects from the three trials above and the previously completed Phase 2b clinical trial in post-orthotopic liver transplant, or POLT, patients with reestablished liver fibrosis as a result of recurrent hepatitis C virus, or HCV, infection who have successfully achieved a sustained viral response, or SVR, following HCV antiviral therapy, or POLT-HCV-SVR trial, will be followed for an up to three-year safety follow-up.

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

Pursuant to the Collaboration Agreement, we are responsible for completing the three ENCORE trials and the previously completed POLT-HCV-SVR trial described above. We share the costs of these four Phase 2b trials equally with Novartis. In addition, until the completion of the four Phase 2b trials, we will equally share the costs of the non-treatment observational study that will follow patients from the four Phase 2b trials. After the completion of the four Phase 2b trials, Novartis will assume 100% of the observational study costs. Novartis is responsible for 100% of certain expenses for required registration-supportive nonclinical activities. Novartis is also responsible for the development of emricasan beyond the four Phase 2b trials and the observational study described above, including the Phase 3 development of emricasan single agent products and all development for emricasan combination products, and Novartis has agreed to use commercially reasonable efforts to develop and commercialize emricasan products. A joint steering committee comprised of representatives from our company and Novartis oversees the collaboration, development and commercialization of emricasan products.

Under the Collaboration Agreement, Novartis paid us an upfront payment of $50.0 million and the option exercise payment of $7.0 million. In addition, we are eligible to receive up to an aggregate of $650.0 million in milestone payments, as well as royalties.

We recently announced the selection of our first internally developed product candidate, CTS-2090, based on its preclinical profile, including high selectivity for caspase 1, and drug-like properties. CTS-2090 is currently in preclinical development and studies to enable the filing of an investigational new drug application, or IND, with an initial clinical trial expected to begin by the first half of 2020.

With the recent advancement of our internally developed portfolio, we have at this time deprioritized the evaluation of our preclinical product candidate IDN-7314, a pan-caspase inhibitor, for the treatment of primary sclerosing cholangitis, or PSC, a disease affecting bile ducts in the liver, which can lead to cirrhosis and liver failure. Although we are not currently evaluating the potential of IDN-7314, we may again evaluate it as a product candidate as a component of our pipeline expansion plans. We also may expand our development pipeline by internal development of additional preclinical product candidates leveraging our caspase inhibition expertise or in-licensing or acquiring preclinical or clinical-stage product candidates consistent with our product development and regulatory expertise.

Since our inception, our primary activities have been organizational activities, including recruiting personnel, conducting research and development, including clinical trials, and raising capital. We have no products approved for sale, and we have not generated any revenues from product sales to date. We have never been profitable and have incurred significant operating losses since our inception. We incurred net losses of $18.0 million, $17.4 million and $29.7 million in the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018, we had an accumulated deficit of $186.6 million.

We have funded our operations since inception primarily through sales of equity securities and convertible promissory notes and payments made under the Collaboration Agreement. We expect to continue to incur significant operating losses and negative cash flows from operating activities for the foreseeable future as we continue the clinical development of emricasan and seek regulatory approval for and, if approved, pursue co-commercialization of emricasan. In May 2017, we completed a public offering of 5,980,000 shares of our common stock at a public offering price of $5.50 per share. We received net proceeds of $30.6 million, after deducting underwriting discounts and commissions and offering-related transaction costs. Immediately following the offering, we used $11.2 million of the net proceeds to repurchase and retire 2,166,836 shares of our common stock from funds affiliated with Advent Private Equity, or Advent, at a price of $5.17 per share. In August 2018, we entered into an At Market Issuance Sales Agreement, or the 2018 Sales Agreement, with Stifel, Nicolaus & Company, Incorporated, or Stifel, pursuant to which we may sell from time to time, at our option, up to an aggregate of $35.0 million of shares of our common stock in “at-the-market” offerings. As of the date of the filing of this Form 10-K, no shares have been issued pursuant to the 2018 Sales Agreement.

As of December 31, 2018, we had cash, cash equivalents and marketable securities of $40.7 million. Although it is difficult to predict future liquidity requirements, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operations for at least the next 12 months from the date of the filing of this Form 10-K. We will need to raise additional capital to fund further operations, including the development of internally developed and/or in-licensed product candidates other than emricasan or the co-commercialization of emricasan with Novartis. We may obtain additional financing in the future through the issuance of our common stock in future public offerings, through other equity or debt financings or through collaborations or partnerships with other companies.

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

Research and Development Expenses

The majority of our operating expenses to date have been incurred in research and development activities. Starting in late 2011, research and development expenses have been focused on the development of emricasan. Since acquiring emricasan in 2010, we have incurred $147.2 million of research and development expenses in the development of emricasan through December 31, 2018. Our business model is currently focused on the development of emricasan in various liver diseases in collaboration with Novartis and is dependent upon our continuing to conduct research and a significant amount of clinical development. Our research and development expenses consist primarily of:

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

Research and development expenditures will continue to be significant as we continue clinical development of emricasan over the next couple of years. We expect to incur significant development costs as we conduct our ongoing Phase 2b trials of emricasan and develop product candidates other than emricasan.

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

Interest Expense

Interest expense consists of accrued interest on our $15.0 million convertible promissory note payable to Novartis, or the Novartis Note, which was issued in February 2017 and voluntarily converted into shares of our common stock in December 2018, and coupon interest on our $1.0 million promissory note payable to Pfizer Inc., or the Pfizer Note, which was voluntarily prepaid in January 2017.

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

In December 2016, we entered into the Collaboration Agreement and an Investment Agreement with Novartis, or the Investment Agreement. We concluded that there were two significant performance obligations under the Collaboration Agreement: the license and the research and development services, but that the license is not distinct from the research and development services as Novartis cannot obtain value from the license without the research and development services, which we are uniquely able to perform.

We concluded that progress towards completion of the performance obligations related to the Collaboration Agreement is best measured in an amount proportional to the collaboration expenses incurred and the total estimated collaboration expenses. We periodically review and update the estimated collaboration expenses, when appropriate, which adjusts the percentage of revenue that is recognized for the period. While such changes to our estimates have no impact on our reported cash flows, the amount of revenue recorded in the period could be materially impacted. The transaction price to be recognized as revenue under the Collaboration Agreement consists of the upfront payment, option exercise fee, deemed revenue from the premium paid by Novartis under the Investment Agreement and estimated reimbursable research and development costs. Certain expenses directly related to execution of the Collaboration Agreement were capitalized as assets on the balance sheet and are being expensed in a manner consistent with the methodology used for recognizing revenue.

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

We base our expenses related to clinical trials on our estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and CROs that conduct and manage clinical trials on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows and expense recognition. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual accordingly. Our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in our reporting changes in estimates in any particular period. We have not experienced any significant adjustments to our estimates to date. In the years ended December 31, 2018, 2017 and 2016, we increased our clinical trial activities, and we expect our clinical trial activities to continue to be significant for at least the next couple of years.

Stock-Based Compensation

Stock-based compensation expense for stock option grants under our stock option plans is recorded at the estimated fair value of the award as of the grant date and is recognized as expense on a straight-line basis over the requisite service period of the stock-based award, and forfeitures are recognized as they occur. Stock-based compensation expense for employee stock purchases under our 2013 Employee Stock Purchase Plan, or the ESPP, is recorded at the estimated fair value of the purchase as of the plan enrollment date and is recognized as expense on a straight-line basis over the applicable six-month ESPP offering period. We estimate the fair value of our stock-based awards using the Black-Scholes model. The Black-Scholes model requires the input of subjective assumptions, including the risk-free interest rate, expected dividend yield, expected volatility, expected term and the fair value of the underlying common stock on the date of grant, among other inputs.

Net Operating Loss and Research and Development Tax Credit Carryforwards

At December 31, 2018, we had federal and state net operating loss, or NOL, carryforwards of $122.8 million and $76.4 million, respectively. The federal and state NOL carryforwards begin to expire in 2028, unless previously utilized. The federal NOL carryforwards generated after 2017 have an indefinite carryforward life. We also have federal, including orphan drug, and state research credit carryforwards of $8.8 million and $2.4 million, respectively. The federal research credit carryforwards will begin expiring in 2027, unless previously utilized. The state research credit will carry forward indefinitely.

We previously completed a study to assess whether an ownership change, as defined by Internal Revenue Code Section 382, had occurred from our formation through December 31, 2017. Based upon this study, we determined that ownership changes had occurred in 2006 and 2013 but concluded that the annual utilization limitation would be sufficient to utilize our pre-ownership change NOLs and research and development credits prior to expiration, with the exception of a de minimis amount. All remaining NOLs and credits are eligible to be used during the carryforward period. We utilized $13.1 million of NOLs to offset our 2017 taxable income. Future ownership changes may limit our ability to utilize remaining tax attributes.

Results of Operations

Comparison of the Years Ended December 31, 2018, 2017 and 2016

Total Revenues

Total revenues were $33.6 million for the year ended December 31, 2018, as compared to $35.4 million for the same period in 2017. The decrease of $1.8 million was primarily due to lower emricasan-related research and development expenses resulting in corresponding lower revenues related to the Collaboration Agreement, partially offset by the effect of our adoption of the new revenue recognition standard described above.

Total revenues were $35.4 million for the year ended December 31, 2017, as compared to $0.8 million for the same period in 2016. The increase of $34.6 million was primarily due to recognition of a complete year of collaboration revenue related to the Collaboration Agreement, which was executed in December 2016.

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

Research and Development Expenses

Research and development expenses were $41.4 million for the year ended December 31, 2018, as compared to $43.2 million for the same period in 2017. The decrease of $1.8 million was primarily due to a decrease in external costs related to emricasan, partially offset by an increase in external costs related to new product candidate development and higher personnel costs. In 2018, external research and development expenses for emricasan were $31.0 million, compared to $34.0 million in 2017. The decrease of $3.0 million was primarily due to lower costs related to our ENCORE-NF, ENCORE-PH and POLT-HCV-SVR clinical trials, as well as lower costs related to manufacturing activities, partially offset by higher costs related to our ENCORE-LF clinical trial. In 2018, external research and development expenses not related to emricasan were $2.3 million, compared to $1.3 million in 2017. The increase of $1.0 million was primarily due to the ramp up of our new product candidate development. Research and development related personnel expenses were $7.8 million in 2018 and $7.6 million in 2017. The increase of $0.2 million was primarily due to higher employee salaries and benefits, partially offset by lower stock compensation.

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

General and Administrative Expenses

General and administrative expenses were $10.5 million for the year ended December 31, 2018, as compared to $9.7 million for the same period in 2017. The increase of $0.8 million was primarily due to higher personnel costs and collaboration execution costs, which are being amortized due to adoption of the new revenue recognition standard. General and administrative related personnel expenses were $6.0 million in 2018 and $5.5 million in 2017. The increase of $0.5 million was primarily due to higher employee salaries and benefits, partially offset by lower stock compensation.

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

Changes in components of Other Income (Expense) were as follows:

Interest Income

Interest income was $962,000, $892,000 and $138,000 for the years ended December 31, 2018, 2017 and 2016, respectively. Interest income consisted of interest earned on our cash, cash equivalents and marketable securities and fluctuates based on changes in investment balances and interest rates.

Interest Expense

Interest expense was $696,000 and $662,000 for the years ended December 31, 2018 and 2017, respectively, which consisted primarily of interest expense related to the Novartis Note, which was issued in February 2017 and voluntarily converted into shares of our common stock in December 2018. Interest expense was $70,000 for the year ended December 31, 2016, which consisted primarily of interest expense related to the Pfizer Note, which was voluntarily prepaid in January 2017.

Other Income (Expense)

Other income was $1,000 for the year ended December 31, 2018. Other expense was $76,000 for the year ended December 31, 2017. Other income was $30,000 for the year ended December 31, 2016. Other income (expense) represents non-operating transactions such as those caused by currency fluctuations between transaction dates and settlement dates and the conversion of account balances held in foreign currencies to U.S. dollars.

Liquidity and Capital Resources

Since inception, we have incurred losses and negative cash flows from operating activities, except for the year ended December 31, 2016, where we had positive net cash flows from operating activities due to the upfront payment related to the Collaboration Agreement. As of December 31, 2018, we had an accumulated deficit of $186.6 million. We anticipate that we will continue to incur net losses for the foreseeable future as we continue the development and potential commercialization of emricasan.

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

In December 2016, we entered into the Collaboration Agreement, pursuant to which we granted Novartis an exclusive option to collaborate with us for the global development and commercialization of emricasan. Under the Collaboration Agreement, Novartis paid us an upfront payment of $50.0 million. In May 2017, Novartis exercised its option, and we received a $7.0 million option exercise payment in July 2017. Concurrent with the entry into the Collaboration Agreement, we entered into the Investment Agreement, whereby we agreed to sell and Novartis agreed to purchase, convertible promissory notes, in one or two closings, for an aggregate principal amount of up to $15.0 million. In February 2017, we issued the Novartis Note in the principal amount of $15.0 million, pursuant to the Investment Agreement. The maturity date of the Novartis Note was December 31, 2019, and it bore interest on the unpaid principal balance at a rate of 6% per annum. In December 2018, we, at our option, converted the entire outstanding principal of $15.0 million and accrued and unpaid interest of the Novartis Note into 2,882,519 shares of our common stock. Pursuant to the terms of the Novartis Note, the principal and accrued and unpaid interest converted into shares of our common stock at a conversion price equal to 120% of the 20-day trailing average closing price per share of the common stock immediately prior to the conversion date.

On August 2, 2018, we entered into the 2018 Sales Agreement with Stifel, pursuant to which we may sell from time to time, at our option, up to an aggregate of $35.0 million of shares of our common stock through Stifel, as sales agent. Sales of our common stock made pursuant to the 2018 Sales Agreement, if any, will be made on the Nasdaq Global Market, or Nasdaq, under our Registration Statement on Form S-3 filed on August 17, 2017 by means of ordinary brokers’ transactions at market prices. Additionally, under the terms of the 2018 Sales Agreement, we may also sell shares of our common stock through Stifel, on Nasdaq or otherwise, at negotiated prices or at prices related to the prevailing market price. We will pay a commission rate equal to up to 3.0% of the gross sales price per share sold. The 2018 Sales Agreement will automatically terminate upon the sale of an aggregate of $35.0 million of shares of our common stock pursuant to the 2018 Sales Agreement. In addition, the 2018 Sales Agreement may be terminated by us or Stifel at any time upon ten days’ notice to the other party, or by Stifel at any time in certain circumstances, including the occurrence of an event that would be reasonably likely to have a material adverse effect on our assets, business, operations, earnings, properties, condition (financial or otherwise), prospects, stockholders’ equity or results of operations. As of the date of the filing of this Form 10-K, we have not sold any shares under the 2018 Sales Agreement. In addition, under current regulations of the Securities and Exchange Commission, or the SEC, at any time during which the aggregate market value of our common stock held by non-affiliates, or public float, is less than $75.0 million, the amount we can raise through primary public offerings of securities in any twelve-month period using shelf registration statements, including sales under the 2018 Sales Agreement, is limited to an aggregate of one-third of our public float. As of February 26, 2019, our public float was 28.4 million shares, the value of which was $56.8 million based upon the closing price of our common stock of $2.00 per share on February 26, 2019. The value of one-third of our public float calculated on the same basis was $18.9 million.

At December 31, 2018, we had cash, cash equivalents and marketable securities of $40.7 million. We believe our existing cash, cash equivalents and marketable securities will be sufficient to fund our operations for at least the next 12 months from the date of the filing of this Form 10-K. To fund further operations, we will need to raise additional capital. We plan to continue to fund losses from operations and capital funding needs through future equity and debt financing, as well as potential collaborations. The sale of additional equity or convertible debt could result in additional dilution to our stockholders. The incurrence of indebtedness would result in debt service obligations and could result in operating and financing covenants that would restrict our operations. No assurances can be provided that financing will be available in the amounts we need or on terms acceptable to us, if at all. If we are not able to secure adequate additional funding, we may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. Any of these actions could materially harm our business, results of operations and future prospects.

The following table sets forth a summary of the net cash flow activity for each of the periods set forth below (in thousands):

	Year Ended December 31,
	2018	2017	2016
Net cash (used in) provided by operating activities	$(34,857)	$(33,209)	$26,997
Net cash provided by (used in) investing activities	29,982	(39,871)	3,582
Net cash provided by financing activities	361	31,076	13,628
Net (decrease) increase in cash and cash equivalents	$(4,514)	$(42,004)	$44,207

Net cash used in operating activities was $34.9 million and $33.2 million for the years ended December 31, 2018 and 2017, respectively, which consisted primarily of cash used to fund our operations related to the development of emricasan. Net cash provided by operating activities was $27.0 million for the year ended December 31, 2016, which consisted primarily of cash received from Novartis for the upfront payment related to the Collaboration Agreement, partially offset by cash used to fund our operations related to the development of emricasan.

Net cash provided by investing activities was $30.0 million for the year ended December 31, 2018, which consisted primarily of proceeds from maturities of marketable securities, partially offset by cash used to purchase marketable securities. Net cash used in investing activities was $39.9 million for the year ended December 31, 2017, which consisted primarily of cash used to purchase marketable securities, partially offset by proceeds from maturities of marketable securities. Net cash provided by investing activities was $3.6 million for the year ended December 31, 2016, which consisted primarily of proceeds from maturities of marketable securities, partially offset by cash used to purchase marketable securities.

Net cash provided by financing activities was $0.4 million for the year ended December 31, 2018, which consisted primarily of proceeds from the exercise of stock options. For the year ended December 31, 2017, net cash provided by financing activities was $31.1 million, which consisted primarily of net proceeds from our public offering in May 2017 and proceeds from issuance of the Novartis Note in February 2017, partially offset by the repurchase of shares from Advent in May 2017 and voluntary prepayment of the Pfizer Note in January 2017. For the year ended December 31, 2016, net cash provided by financing activities was $13.6 million, which consisted primarily of net proceeds from sales of common stock pursuant to the 2014 Sales Agreement.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at December 31, 2018 (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations	$788	$437	$351	$—	$—
Total	$788	$437	$351	$—	$—

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

Under our July 2010 stock purchase agreement with Pfizer, we may be required to make payments to Pfizer totaling $18.0 million upon the achievement of specified regulatory milestones related to emricasan. As the timing of when these payments will actually be made is uncertain and the payments are contingent upon the completion of future activities, we have excluded these potential payments from the contractual obligations table above.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements (as defined by applicable regulations of the SEC) that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2018, our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of the end of the period covered by this annual report on Form 10-K. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective.

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

As of December 31, 2018, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on this assessment, our management concluded that, as of December 31, 2018, our internal control over financial reporting was effective based on those criteria.

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

Attestation Report of the Registered Public Accounting Firm

Ernst & Young LLP, an independent registered public accounting firm, audited the effectiveness of our internal control over financial reporting as of December 31, 2018, as stated in its report, which is included below.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Conatus Pharmaceuticals Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Conatus Pharmaceuticals Inc.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Conatus Pharmaceuticals Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the balance sheets of the Company as of December 31, 2018 and 2017, the related statements of operations and comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”) and our report dated March 8, 2019 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

San Diego, California

March 8, 2019

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2019 Annual Meeting of Stockholders, or the Definitive Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2018, under the headings “Election of Directors,” “Corporate Governance,” “Our Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

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

None.

Conatus Pharmaceuticals Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Conatus Pharmaceuticals Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Conatus Pharmaceuticals Inc. (the Company) as of December 31, 2018 and 2017, the related statements of operations and comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework), and our report dated March 8, 2019 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

San Diego, California

March 8, 2019

Conatus Pharmaceuticals Inc.

Balance Sheets

(In thousands, except par value data)

	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$11,565	$16,079
Marketable securities	29,127	58,774
Collaboration receivables	3,677	3,367
Prepaid and other current assets	3,057	1,004
Total current assets	47,426	79,224
Property and equipment, net	154	179
Other assets	1,223	2,538
Total assets	$48,803	$81,941
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$6,216	$11,962
Accrued compensation	2,230	2,008
Current portion of deferred revenue	10,075	14,172
Total current liabilities	18,521	28,142
Deferred revenue, less current portion	2,815	12,519
Convertible note payable	—	13,158
Deferred rent	68	126
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 200,000 shares authorized; 33,165 shares issued and outstanding at December 31, 2018; 30,035 shares issued and outstanding at December 31, 2017	3	3
Additional paid-in capital	214,042	196,077
Accumulated other comprehensive loss	(17)	(77)
Accumulated deficit	(186,629)	(168,007)
Total stockholders’ equity	27,399	27,996
Total liabilities and stockholders’ equity	$48,803	$81,941

See accompanying notes to financial statements.

Conatus Pharmaceuticals Inc.

Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

	Year Ended December 31,
	2018	2017	2016
Revenues:
Collaboration revenue	$33,586	$35,377	$799
Total revenues	33,586	35,377	799
Operating expenses:
Research and development	41,368	43,220	20,294
General and administrative	10,495	9,707	10,337
Total operating expenses	51,863	52,927	30,631
Loss from operations	(18,277)	(17,550)	(29,832)
Other income (expense):
Interest income	962	892	138
Interest expense	(696)	(662)	(70)
Other income (expense)	1	(76)	30
Total other income	267	154	98
Net loss	$(18,010)	$(17,396)	$(29,734)
Other comprehensive income (loss):
Net unrealized gains (losses) on marketable securities	60	(71)	(2)
Comprehensive loss	$(17,950)	$(17,467)	$(29,736)
Net loss per share, basic and diluted	$(0.59)	$(0.61)	$(1.31)
Weighted average shares outstanding used in computing net loss per share, basic and diluted	30,370	28,587	22,650

See accompanying notes to financial statements.

Conatus Pharmaceuticals Inc.

Statements of Stockholders’ Equity

(In thousands)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at January 1, 2016	19,846	$2	$155,441	$(4)	$(120,899)	$34,540
Vesting of early exercise of employee stock options	29	—	3	—	—	3
Issuance of common stock upon exercise of stock options	61	—	56	—	—	56
Issuance of common stock for employee stock purchase plan	27	—	50	—	—	50
Share-based compensation	—	—	3,354	—	—	3,354
Issuance of common stock, net of offering costs	6,156	1	13,521	—	—	13,522
Net loss	—	—	—	—	(29,734)	(29,734)
Unrealized loss on marketable securities	—	—	—	(2)	—	(2)
Balance at December 31, 2016	26,119	3	172,425	(6)	(150,633)	21,789
Issuance of common stock upon exercise of stock options	79	—	104	—	—	104
Issuance of common stock for employee stock purchase plan	24	—	65	—	—	65
Share-based compensation	—	—	4,076	—	22	4,098
Issuance of common stock, net of offering costs	5,980	—	30,610	—	—	30,610
Repurchase of common stock	(2,167)	—	(11,203)	—	—	(11,203)
Net loss	—	—	—	—	(17,396)	(17,396)
Unrealized loss on marketable securities	—	—	—	(71)	—	(71)
Balance at December 31, 2017	30,035	3	196,077	(77)	(168,007)	27,996
Issuance of common stock upon exercise of stock options	211	—	362	—	—	362
Issuance of common stock for employee stock purchase plan	36	—	117	—	—	117
Share-based compensation	—	—	3,757	—	—	3,757
Conversion of convertible note payable to common stock	2,883	—	13,729	—	—	13,729
Cumulative effect of adoption of accounting standard	—	—	—	—	(612)	(612)
Net loss	—	—	—	—	(18,010)	(18,010)
Unrealized gain on marketable securities	—	—	—	60	—	60
Balance at December 31, 2018	33,165	$3	$214,042	$(17)	$(186,629)	$27,399

See accompanying notes to financial statements.

Conatus Pharmaceuticals Inc.

Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2018	2017	2016
Operating activities
Net loss	$(18,010)	$(17,396)	$(29,734)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	91	108	106
Stock-based compensation expense	3,757	4,098	3,354
Amortization of premiums and discounts on marketable securities, net	(341)	(68)	5
Accrued interest included in convertible note payable	696	658	—
Changes in operating assets and liabilities:
Collaboration receivables	(310)	(867)	(2,500)
Prepaid and other current assets	480	(123)	935
Other assets	(537)	(872)	(624)
Accounts payable and accrued expenses	(5,760)	6,638	2,856
Accrued compensation	222	(343)	918
Deferred revenue	(15,099)	(25,010)	51,701
Deferred rent	(46)	(32)	(20)
Net cash (used in) provided by operating activities	(34,857)	(33,209)	26,997
Investing activities
Maturities of marketable securities	69,685	81,877	44,597
Purchase of marketable securities	(39,637)	(121,723)	(40,905)
Capital expenditures	(66)	(25)	(110)
Net cash provided by (used in) investing activities	29,982	(39,871)	3,582
Financing activities
Proceeds from issuance of convertible note payable, net	—	12,500	—
Principal payment on promissory note	—	(1,000)	—
Proceeds from issuance of common stock, net	—	30,610	13,522
Repurchase of common stock	—	(11,203)	—
Deferred financing costs	(118)	—	—
Proceeds from stock issuances related to exercise of stock options and employee stock purchase plan	479	169	106
Net cash provided by financing activities	361	31,076	13,628
Net (decrease) increase in cash and cash equivalents	(4,514)	(42,004)	44,207
Cash and cash equivalents at beginning of period	16,079	58,083	13,876
Cash and cash equivalents at end of period	$11,565	$16,079	$58,083
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$5	$70
Supplemental schedule of noncash financing activities:
Conversion of convertible note payable to common stock	$13,729	$—	$—

See accompanying notes to financial statements.

Conatus Pharmaceuticals Inc.

Notes to Financial Statements

1.	Organization and Basis of Presentation

Conatus Pharmaceuticals Inc. (the Company) was incorporated in the state of Delaware on July 13, 2005. The Company is a biotechnology company focused on the development and commercialization of novel medicines to treat chronic diseases with significant unmet need.

As of December 31, 2018, the Company has devoted substantially all of its efforts to product development and has not realized product sales revenues from its planned principal operations.

The Company has a limited operating history, and the sales and income potential of the Company’s business and market are unproven. The Company has experienced net losses since its inception and, as of December 31, 2018, had an accumulated deficit of $186.6 million. The Company expects to continue to incur net losses for at least the next several years. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure. If the Company is unable to generate revenues adequate to support its cost structure, the Company may need to raise additional equity or debt financing. As of December 31, 2018, the Company had cash, cash equivalents and marketable securities of $40.7 million and working capital of $28.9 million.

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

Marketable Securities

The Company classifies its marketable securities as available-for-sale and records such assets at estimated fair value in the balance sheets, with unrealized gains and losses, if any, reported as a component of other comprehensive income (loss) within the statements of operations and comprehensive loss and as a separate component of stockholders’ equity. The Company classifies marketable securities with remaining maturities greater than one year as current assets because such marketable securities are available to fund the Company’s current operations. The Company invests its excess cash balances primarily in corporate debt securities and money market funds with strong credit ratings. Realized gains and losses are calculated on the specific identification method and recorded as interest income. There were no realized gains and losses for the years ended December 31, 2018, 2017 and 2016.

At each balance sheet date, the Company assesses available-for-sale securities in an unrealized loss position to determine whether the unrealized loss is other-than-temporary. The Company considers factors including: the significance of the decline in value compared to the cost basis, underlying factors contributing to a decline in the prices of securities in a single asset class, the length of time the market value of the security has been less than its cost basis, the security’s relative performance versus its peers, sector or asset class, expected market volatility and the market and economy in general. When the Company determines that a decline in the fair value below its cost basis is other-than-temporary, the Company recognizes an impairment loss in the period in which the other-than-temporary decline occurred. There have been no other-than-temporary declines in the value of marketable securities for the years ended December 31, 2018, 2017 and 2016, as it is more likely than not the Company will hold the securities until maturity or a recovery of the cost basis.

Fair Value of Financial Instruments

The carrying amounts of collaboration receivables, prepaid and other current assets, and accounts payable and accrued expenses are reasonable estimates of their fair value because of the short maturity of these items.

Property and Equipment

Property and equipment, which consists of furniture and fixtures, computers and office equipment, scientific equipment and leasehold improvements, are stated at cost and depreciated over the estimated useful lives of the assets (three to five years) using the straight-line method. Leasehold improvements are amortized over the shorter of their estimated useful lives or the lease term.

Long-Lived Assets

The Company regularly reviews the carrying value and estimated lives of all of its long-lived assets, including property and equipment, to determine whether indicators of impairment may exist which warrant adjustments to carrying values or estimated useful lives. The determinants used for this evaluation include management’s estimate of the asset’s ability to generate positive income from operations and positive cash flow in future periods, as well as the strategic significance of the assets to the Company’s business objective. Should an impairment exist, the impairment loss would be measured based on the excess of the carrying amount of the asset’s fair value. The Company has not recognized any impairment losses through December 31, 2018.

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

The Company concluded that progress towards completion of the performance obligations related to the Collaboration Agreement is best measured in an amount proportional to the collaboration expenses incurred and the total estimated collaboration expenses. The Company periodically reviews and updates the estimated collaboration expenses, when appropriate, which adjusts the percentage of revenue that is recognized for the period. While such changes to the Company’s estimates have no impact on the Company’s reported cash flows, the amount of revenue recorded in the period could be materially impacted. The transaction price to be recognized as revenue under the Collaboration Agreement consists of the upfront payment, option exercise fee, deemed revenue from the premium paid by Novartis under the Investment Agreement and estimated reimbursable research and development costs. Certain expenses directly related to execution of the Collaboration Agreement were capitalized as assets on the balance sheet and are being expensed in a manner consistent with the methodology used for recognizing revenue.

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

Income Taxes

The Company’s policy related to accounting for uncertainty in income taxes prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. As of December 31, 2018, there are no unrecognized tax benefits included in the balance sheet that would, if recognized, affect the Company’s effective tax rate. The Company has not recognized interest and penalties in the balance sheets or statements of operations and comprehensive loss. The Company is subject to U.S. and California taxation. As of December 31, 2018, the Company’s tax years beginning 2005 to date are subject to examination by taxing authorities.

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

	Year Ended December 31,
	2018	2017	2016
Assumptions
Risk-free interest rate	2.55% - 3.03%	1.83% - 2.13%	1.15% - 1.55%
Expected dividend yield	0%	0%	0%
Expected volatility	94% - 100%	93% - 97%	84%
Expected term (in years)	5.5 - 6.1	5.5 - 6.1	5.5 - 6.1

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

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because to do so would be anti-dilutive (in thousands):

	December 31,
	2018	2017	2016
Warrants to purchase common stock	13	150	150
Common stock options issued and outstanding	5,385	4,826	3,394
Shares issuable upon conversion of convertible note payable	—	2,965	—
ESPP shares pending issuance	8	5	2
Total	5,406	7,946	3,546

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606). This guidance requires that an entity recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For public companies, ASU No. 2014-09 is effective for annual reporting periods beginning after December 15, 2017 and interim periods within that reporting period. The Company adopted this guidance effective January 1, 2018, as required, utilizing the modified retrospective method. The change in accounting standard primarily affects the Company’s recognition of collaboration revenue under the Collaboration Agreement. Under prior guidance, the Company recognized collaboration revenue under the Collaboration Agreement over the estimated time-based performance period for license-related payments and when costs were incurred for reimbursable costs. Under current guidance, the Company recognizes collaboration revenue and some related expenses in an amount proportional to the collaboration expenses incurred and the total estimated collaboration expenses. Another feature of the new standard is that recognition of variable consideration such as milestone payments may be accelerated. Under the modified retrospective adoption method, the Company recognized the retrospective cumulative effect of applying the standard for contracts that have remaining obligations as of the effective date, namely the Collaboration Agreement, to the opening balance of retained earnings (accumulated deficit) and will apply the standard to all new contracts initiated on or after the effective date. Adoption of this guidance resulted in a net increase in the accumulated deficit of $0.6 million. Additionally, adoption of this guidance had no impact on the Company’s income tax expense, and the Company expects the impact on its tax provision to be immaterial due to the full valuation allowance. Under prior guidance, revenue recognized under the Collaboration Agreement would have been $30.7 million for the year ended December 31, 2018, which is $2.9 million lower than the amount recognized under current guidance.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This guidance requires lessees to recognize leases on the balance sheet and disclose key information about leasing arrangements. ASU 2016-02 establishes a right-of-use model (ROU) that requires a lessee to recognize an ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. ASU 2016-02 is effective for the Company on January 1, 2019, and the Company will adopt the standard retrospectively at the beginning of the period of adoption through a cumulative effect adjustment. The new standard provides a number of optional practical expedients in transition. The Company expects to elect the “package of practical expedients,” which permits the Company not to reassess, under ASU 2016-02, prior conclusions about lease identification, lease classification and initial direct costs. The new standard also provides practical expedients for an entity’s ongoing accounting. The Company currently expects to elect the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, the Company will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. The Company expects ASU 2016-02 will not have a material effect on its financial statements. While it continues to assess all the effects of adoption, the Company currently believes the most significant effects relate to (1) the recognition of new ROU assets and lease liabilities on the balance sheet for its existing real estate operating lease and (2) enhanced disclosures about the Company’s leasing activities. On adoption, the Company estimates it will recognize additional lease liabilities of $0.7 million, based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases, with corresponding ROU assets of $0.6 million.

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

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808). This guidance clarifies the interaction between Collaborative Arrangements (Topic 808) and Revenue from Contracts with Customers (Topic 606) to address diversity in practice related to how companies account for collaborative arrangements. For public companies, ASU No. 2018-18 is effective for fiscal years beginning after December 15, 2019, including interim periods within that fiscal year. Early adoption is permitted, but no earlier than an entity’s adoption date of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The Company early adopted this guidance effective December 31, 2018. The adoption of this guidance had no impact on the Company’s accounting practices or financial statements and related disclosures.

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

Below is a summary of assets, including cash equivalents and marketable securities, measured at fair value as of December 31, 2018 and 2017 (in thousands):

		Fair Value Measurements Using
	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds	$8,000	$8,000	$—	$—
Corporate debt securities	30,620	—	30,620	—
Total	$38,620	$8,000	$30,620	$—

		Fair Value Measurements Using
	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds	$12,218	$12,218	$—	$—
Corporate debt securities	61,774	—	61,774	—
Total	$73,992	$12,218	$61,774	$—

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

The Company invests its excess cash in money market funds and debt instruments of financial institutions, corporations, government sponsored entities and municipalities. The following tables summarize the Company’s marketable securities (in thousands):

As of December 31, 2018	Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Corporate debt securities	1 or less	$29,144	$—	$(17)	$29,127
Total		$29,144	$—	$(17)	$29,127

As of December 31, 2017	Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Corporate debt securities	1 or less	$58,851	$—	$(77)	$58,774
Total		$58,851	$—	$(77)	$58,774

5.	Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,
	2018	2017
Furniture and fixtures	$334	$334
Equipment	208	143
Leasehold improvements	147	152
	689	629
Less accumulated depreciation and amortization	(535)	(450)
Total	$154	$179

Depreciation expense related to property and equipment was $91,000, $108,000 and $106,000 for the years ended December 31, 2018, 2017 and 2016, respectively.

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

On February 15, 2017, the Company issued a convertible promissory note (the Novartis Note) in the principal amount of $15.0 million, pursuant to the Investment Agreement. The Novartis Note bore interest on the unpaid principal balance at a rate of 6% per annum and had a scheduled maturity date of December 31, 2019. The terms of the Novartis Note allowed the Company to convert the principal and accrued interest into the Company’s common stock at a conversion price equal to 120% of the 20-day trailing average closing price per share of the common stock immediately prior to the conversion date. The ability to borrow and repay the debt at a discount using shares of the Company’s common stock was deemed to be additional, foregone revenue attributable to the Collaboration Agreement, which the Company imputed and recorded as both a receivable from Novartis and a liability (deferred revenue) of $2.5 million at the inception of the Collaboration Agreement and the Investment Agreement. On February 15, 2017, the Company recorded the $15.0 million proceeds from the issuance of the Novartis Note as a convertible note payable in the amount of $12.5 million and a reduction of the outstanding receivable from Novartis of $2.5 million. On December 5, 2018, the Company, at its option, converted the entire outstanding principal of $15.0 million and accrued and unpaid interest of the Novartis Note into 2,882,519 shares of the Company’s common stock at a conversion price of $5.77 per share.

The Company elected to account for the Novartis Note under the fair value option. Prior to conversion of the Novartis Note, the Company concluded that the fair value of the Novartis Note remained at $12.5 million, plus the related accrued interest, due to its conversion features. The fair value measurement was categorized within Level 2 of the fair value hierarchy.

7.	Stockholders’ Equity

Common Stock

In May 2017, the Company completed a public offering of 5,980,000 shares of its common stock at a public offering price of $5.50 per share. The shares were registered pursuant to the Company’s Registration Statement on Form S-3 filed on August 14, 2014. The Company received net proceeds of $30.6 million, after deducting underwriting discounts and commissions and offering-related transaction costs. Immediately following the offering, the Company used $11.2 million of the net proceeds to repurchase and retire 2,166,836 shares of its common stock from funds affiliated with Advent Private Equity (collectively Advent) at a price of $5.17 per share, which is equal to the net proceeds per share that the Company received from the offering, before expenses, pursuant to a stock purchase agreement the Company entered into with Advent in May 2017.

On August 2, 2018, the Company entered into an At Market Issuance Sales Agreement (the Sales Agreement) with Stifel, Nicolaus & Company, Incorporated (Stifel), pursuant to which the Company may sell from time to time, at its option, up to an aggregate of $35.0 million of shares of its common stock through Stifel, as sales agent. Sales of the Company’s common stock made pursuant to the Sales Agreement, if any, will be made on Nasdaq, under the Company’s Registration Statement on Form S-3 filed on August 17, 2017 and declared effective by the SEC on November 9, 2017, by means of ordinary brokers’ transactions at market prices. Additionally, under the terms of the Sales Agreement, the Company may also sell shares of its common stock through Stifel, on Nasdaq or otherwise, at negotiated prices or at prices related to the prevailing market price. The Company will pay a commission rate equal to up to 3.0% of the gross sales price per share sold. As of December 31, 2018, the Company has incurred legal and accounting costs of $0.1 million related to the Sales Agreement, which are recorded in other assets on the balance sheet until such time as the Company issues shares pursuant to the Sales Agreement. As of December 31, 2018, no shares were issued pursuant to the Sales Agreement.

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

Pursuant to the 2013 Plan, the Company’s management is authorized to grant stock options to the Company’s employees, directors and consultants. The number of shares available for future grant under the 2013 Plan will automatically increase each year by an amount equal to the least of (1) 1,000,000 shares of the Company’s common stock, (2) 5% of the outstanding shares of the Company’s common stock as of the last day of the Company’s immediately preceding fiscal year, or (3) such other amount as the Company’s board of directors may determine. Shares that remain available, that expire or otherwise terminate without having been exercised in full, and unvested shares that are forfeited to or repurchased by the Company under the 2006 Plan will roll into the 2013 Plan. As of December 31, 2018, a total of 844,191 options remain available for future grant under the 2013 Plan.

On August 31, 2017, in connection with the appointment of its new Executive Vice President, Chief Operating Officer and Chief Financial Officer, the Company granted stock options to purchase 525,000 shares of the Company’s common stock outside of its stock option plans.

The following table summarizes the Company’s stock option activity under all stock option plans for the three years ended December 31, 2018 (options in thousands):

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)
Outstanding at December 31, 2015	2,465	$6.54
Granted	1,133	1.96
Exercised	(61)	0.92
Forfeited/cancelled/expired	(143)	6.65
Outstanding at December 31, 2016	3,394	5.10
Granted	1,733	4.91
Exercised	(79)	1.32
Forfeited/cancelled/expired	(222)	6.09
Outstanding at December 31, 2017	4,826	5.05
Granted	943	5.08
Exercised	(211)	1.71
Forfeited/cancelled/expired	(173)	4.83
Outstanding at December 31, 2018	5,385	$5.20	7.1
Exercisable at December 31, 2018	3,400	$5.46	6.3

The weighted-average fair value of options granted for the years ended December 31, 2018, 2017 and 2016 were $3.93, $3.79 and $1.38, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2018, 2017 and 2016 were $0.6 million, $0.3 million and $0.1 million, respectively.

At December 31, 2018, the intrinsic value of options outstanding and exercisable were $0.2 million and $0.2 million, respectively.

Employee Stock Purchase Plan

In July 2013, the Company adopted the ESPP, which permits participants to contribute up to 20% of their eligible compensation during defined rolling six-month periods to purchase the Company’s common stock. The purchase price of the shares will be 85% of the lower of the fair market value of the Company’s common stock on the first day of trading of the offering period or on the applicable purchase date. The ESPP was activated in November 2014. The Company issued 36,296, 24,303 and 26,876 shares of common stock under the ESPP for the years ended December 31, 2018, 2017 and 2016, respectively. The Company had an outstanding liability of $28,936, $16,367 and $4,521 at December 31, 2018, 2017 and 2016, respectively, which is included in accounts payable and accrued expenses on the balance sheets, for employee contributions to the ESPP for shares pending issuance at the end of the offering period.

Stock-Based Compensation

The Company recorded stock-based compensation of $3.8 million, $4.1 million and $3.4 million for the years ended December 31, 2018, 2017 and 2016, respectively. Unrecognized compensation expense at December 31, 2018 was $6.2 million, which is expected to be recognized over a weighted-average vesting term of 2.4 years.

Common Stock Reserved for Future Issuance

The following shares of common stock were reserved for future issuance at December 31, 2018 and 2017 (in thousands):

	December 31,
	2018	2017
Warrants to purchase common stock	13	150
Common stock options issued and outstanding	5,385	4,826
Common stock authorized for future option grants	844	614
Common stock authorized for the ESPP	495	531
Shares issuable upon conversion of convertible note payable	—	2,965
Total	6,737	9,086

8.	Income Taxes

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by the federal and state jurisdictions where applicable. There are currently no pending income tax examinations. The Company’s tax years for 2005 and forward are subject to examination by the federal and California tax authorities due to the carryforward of unutilized net operating losses (NOLs) and research and development credits.

In accordance with the Tax Cut and Jobs Act, or the Tax Act, which was enacted on December 22, 2017, the Company provisionally recorded a $16.2 million reduction related to the remeasurement of its deferred tax balances. As of December 22, 2018, the Company’s accounting for the remeasurement of deferred tax balances was complete, and there were no changes to the amount previously recorded.

Pursuant to Internal Revenue Code (IRC) Sections 382 and 383, annual use of the Company’s NOL or research and development credit carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period. The Company previously completed a study to assess whether an ownership change, as defined by IRC Section 382, had occurred from its formation through December 31, 2017. Based upon this study, the Company determined that ownership changes had occurred in 2006 and 2013 but concluded that the annual utilization limitation would be sufficient to utilize the Company’s pre-ownership change NOLs and research and development credits prior to expiration, with the exception of a de minimis amount. Future ownership changes may limit the Company’s ability to utilize its remaining tax attributes.

Significant components of the Company’s deferred tax assets at December 31, 2018 and 2017 are shown below (in thousands):

	December 31,
	2018	2017
Deferred tax assets
Net operating loss carryovers	$31,135	$25,202
Research and development tax credits	8,641	7,529
Intangibles	379	480
Stock options	2,255	1,840
Compensation	452	406
Deferred revenue	2,642	5,605
Other	62	62
Total gross deferred tax assets	45,566	41,124
Less valuation allowance	(45,566)	(41,124)
Net deferred tax assets	$—	$—

A reconciliation of the statutory tax rates and the effective tax rates for the years ended December 31, 2018, 2017 and 2016 is as follows:

	December 31,
	2018	2017	2016
Statutory rate	21.00%	34.00%	34.00%
State tax, net of federal benefit	0.00%	0.00%	0.00%
Valuation allowance	(25.18%)	51.50%	(34.26%)
Federal tax rate change	0.00%	(93.30%)	0.00%
General business credits	6.18%	10.80%	0.00%
Other	(2.00%)	(3.00%)	0.26%
Effective tax rate	—%	—%	—%

At December 31, 2018, the Company had federal and state NOL carryforwards of $122.8 million and $76.4 million, respectively. The federal and state NOL carryforwards begin to expire in 2028, unless previously utilized. The federal NOL carryforwards generated after 2017 have an indefinite carryforward life. The Company also has federal, including orphan drug, and state research credit carryforwards of $8.8 million and $2.4 million, respectively. The federal research credit carryforwards will begin expiring in 2027, unless previously utilized. The state research credit will carry forward indefinitely. The change in the valuation allowance is an increase of $4.4 million for the year ended December 31, 2018, a decrease of $9.0 million for the year ended December 31, 2017 and an increase of $10.2 million for the year ended December 31, 2016.

The Company recognizes the impact of uncertain income tax positions at the largest amount that is “more likely than not” to be sustained upon audit by the relevant taxing authority. An uncertain tax position will not be recognized if it has less than a 50% likelihood of being sustained.

The following table summarizes the activity related to the Company’s unrecognized tax benefits (in thousands):

	2018	2017	2016
Balance at beginning of year	$1,932	$1,319	$981
Additions based on tax positions related to the current year	289	613	338
Balance at end of year	$2,221	$1,932	$1,319

The Company does not expect that the unrecognized tax benefits will change within 12 months of this reporting date. Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact the Company’s effective tax rate. The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. For the years ended December 31, 2018, 2017 and 2016, the Company has not recognized any interest or penalties related to income taxes.

9.	Collaboration and License Agreements

In December 2016, the Company entered into the Collaboration Agreement, pursuant to which the Company granted Novartis an exclusive option to collaborate with the Company to develop products containing emricasan. Pursuant to the Collaboration Agreement, the Company received a non-refundable upfront payment of $50.0 million from Novartis.

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

Concurrent with entry into the Collaboration Agreement, the Company entered into the Investment Agreement, whereby the Company was able to borrow up to $15.0 million at a rate of 6% per annum, under one or two notes, with a maturity date of December 31, 2019. On February 15, 2017, the Company issued the Novartis Note in the principal amount of $15.0 million pursuant to the Investment Agreement. The terms of the Novartis Note allowed the Company to convert the principal and accrued interest into the Company’s common stock at a conversion price equal to 120% of the 20-day trailing average closing price per share of the common stock immediately prior to the conversion date. On December 5, 2018, the Company, at its option, converted the entire outstanding principal of $15.0 million and accrued and unpaid interest of the Novartis Note into 2,882,519 shares of the Company’s common stock at a conversion price of $5.77 per share.

Under the Collaboration Agreement, there are two significant performance obligations: the license and the research and development services, but the license is not distinct from the research and development services as Novartis cannot obtain value from the license without the research and development services, which the Company is uniquely able to perform. The Company concluded that progress towards completion of the performance obligations related to the Collaboration Agreement is best measured in an amount proportional to the collaboration expenses incurred and the total estimated collaboration expenses. The transaction price to be recognized as revenue under the Collaboration Agreement consists of the upfront payment, option exercise fee, deemed revenue from the premium paid by Novartis under the Investment Agreement and estimated reimbursable research and development costs. Certain expenses directly related to execution of the Collaboration Agreement were capitalized as assets on the balance sheet and are being expensed in a manner consistent with the methodology used for recognizing revenue.

A reconciliation of the opening and closing balances of deferred revenue related to the Collaboration Agreement, which represents the unrecognized balance of the transaction price, is as follows (in thousands):

Deferred Revenue at Reporting Date
Balance at December 31, 2017	$26,691
Cumulative effect of adoption of accounting standard	1,299
Additions to deferred revenue	18,486
Revenue recognized	(33,586)
Balance at December 31, 2018	$12,890

The Company expects to recognize deferred revenue related to the Collaboration Agreement as follows (in thousands):

	Total	Within 1 Year	1-2 Years
Deferred revenue	$12,890	$10,075	$2,815
Total	$12,890	$10,075	$2,815

A reconciliation of the opening and closing balances of deferred costs related to execution of the Collaboration Agreement is as follows (in thousands):

Deferred Costs at Reporting Date
Balance at December 31, 2017	$—
Cumulative effect of adoption of accounting standard	687
Costs recognized	(377)
Balance at December 31, 2018	$310

The Company expects to recognize deferred costs related to execution of the Collaboration Agreement as follows (in thousands):

	Total	Within 1 Year	1-2 Years
Deferred costs	$310	$242	$68
Total	$310	$242	$68

10.	Employee Benefits

Effective December 4, 2006, the Company has a defined contribution 401(k) plan for its employees. Employees are eligible to participate in the plan beginning on the first day of employment. Under the terms of the plan, employees may make voluntary contributions as a percent of compensation. Effective January 1, 2007, the Company instituted a safe harbor matching contribution program. Contributions to the matching program totaled $239,000, $217,000 and $172,000 for the years ended December 31, 2018, 2017 and 2016, respectively.

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

As of December 31, 2018, future annual minimum payments under the Lease and the First Lease Amendment are as follows (in thousands):

2019	$437
2020	351
Total	$788

Rent expense was $0.4 million for each of the years ended December 31, 2018, 2017 and 2016.

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

12.	Quarterly Financial Data (unaudited)

The following tables summarize the unaudited quarterly financial data for the last two fiscal years (in thousands, except per share data):

	2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$9,737	$8,774	$7,666	$7,409
Total operating expenses	14,794	13,331	12,324	11,414
Total other income	39	60	69	99
Net loss	(5,018)	(4,497)	(4,589)	(3,906)
Net loss per share, basic and diluted (1)	(0.17)	(0.15)	(0.15)	(0.13)

	2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$6,998	$10,008	$9,566	$8,805
Total operating expenses	10,689	15,412	13,614	13,212
Total other income (expense)	68	(13)	48	51
Net loss	(3,623)	(5,417)	(4,000)	(4,356)
Net loss per share, basic and diluted (1)	(0.14)	(0.19)	(0.13)	(0.15)

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

10.1#(4)	Form of Indemnity Agreement for Directors and Officers

10.2#(1)	2006 Equity Incentive Plan, as amended, and form of option agreement thereunder

10.3#(3)	2013 Incentive Award Plan and form of option agreement thereunder

10.4#(3)	2013 Employee Stock Purchase Plan

10.5#(3)	Non-Employee Director Compensation Program

10.6#(5)	Amended and Restated Non-Employee Director Compensation Program, dated March 24, 2016

10.7#(13)	Amended and Restated Non-Employee Director Compensation Program, dated January 1, 2017

10.8#(3)	Employee Incentive Compensation Plan

10.9#(6)	Amended and Restated Annual Incentive Plan, dated January 1, 2014

10.10#(7)	Amended and Restated Annual Incentive Plan, dated January 1, 2015

10.11#(1)	Employment Agreement, dated December 17, 2008, by and between Steven J. Mento, Ph.D. and the Registrant

10.12#(1)	Employment Agreement, dated December 17, 2008, by and between Alfred P. Spada, Ph.D. and the Registrant

10.13#(8)	Employment Agreement, dated December 17, 2008, by and between Charles J. Cashion and the Registrant

10.14#(3)	Amendment to Employment Agreement, dated July 2, 2013, by and between Steven J. Mento, Ph.D. and the Registrant

10.15#(3)	Amendment to Employment Agreement, dated July 2, 2013, by and between Alfred P. Spada, Ph.D. and the Registrant

10.16#(8)	Amendment to Employment Agreement, dated July 2, 2013, by and between Charles J. Cashion and the Registrant

10.17#(9)	Employment Agreement, dated October 1, 2014, by and between David T. Hagerty, M.D. and the Registrant

10.18#(5)	Employment Agreement, dated April 1, 2016, by and between Edward F. Smith III, Ph.D. and the Registrant

10.19#(13)	Amended and Restated Employment Agreement, dated January 26, 2017, by and between Daniel L. Ripley and the Registrant

10.20#(14)	Employment Agreement, dated March 24, 2016, by and between Michelle L. Vandertie and the Registrant

10.21#(17)	Employment Agreement, dated August 31, 2017, by and between Keith W. Marshall, Ph.D. and the Registrant

10.22#(17)	Non-Qualified Inducement Stock Option Grant Notice and Stock Option Agreement, dated August 31, 2017, by and between Keith W. Marshall, Ph.D. and the Registrant

10.23#(13)	General Release of Claims, dated March 31, 2017, by and between Charles J. Cashion and the Registrant

10.24†(10)	Stock Purchase Agreement, dated July 29, 2010, by and between Pfizer Inc. and the Registrant

10.25(1)	Promissory Note, dated July 29, 2010, issued by the Registrant to Pfizer Inc.

Exhibit Number	Description

10.26(3)	Amendment to Promissory Note, dated July 3, 2013, by and between the Registrant and Pfizer Inc.

10.27(3)	Loan and Security Agreement, dated July 3, 2013, by and among the Registrant, Oxford Finance LLC, Silicon Valley Bank and the other lenders party thereto

10.28(16)	Stock Purchase Agreement, dated May 10, 2017, among the Registrant and funds affiliated with Advent Private Equity

10.29(6)	Office Lease Agreement, dated February 28, 2014, by and between the Registrant and The Point Office Partners, LLC

10.30(11)	First Amendment Lease Agreement, dated May 29, 2015, by and between the Registrant and The Point Office Partners, LLC

10.31(12)	At Market Issuance Sales Agreement, dated as of August 14, 2014, between the Registrant and MLV & Co. LLC

10.32†(15)	Option, Collaboration and License Agreement, dated December 19, 2016, between the Registrant and Novartis Pharma AG

10.33(15)	Investment Agreement, dated December 19, 2016, between the Registrant and Novartis Pharma AG

10.34(15)	Convertible Promissory Note, dated February 15, 2017, issued by the Registrant to Novartis Pharma AG

10.35(18)	At Market Issuance Sales Agreement, dated August 2, 2018, between the Registrant and Stifel, Nicolaus & Company, Incorporated

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 189305), filed with the SEC on June 14, 2013.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 1, 2013.
(3)	Incorporated by reference to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-189305), filed with the SEC on July 8, 2013.
(4)	Incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-189305), filed with the SEC on July 1, 2013.
(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed with the SEC on May 5, 2016.
(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 28, 2014.
(7)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed with the SEC on May 8, 2015.
(8)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 11, 2016.
(9)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 13, 2015.

(10)	Incorporated by reference to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-189305), filed with the SEC on July 23, 2013.
(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 4, 2015.
(12)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (Registration No. 333- 198142), filed with the SEC on August 14, 2014.
(13)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed with the SEC on May 5, 2017.
(14)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 21, 2017.
(15)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 16, 2017.
(16)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 11, 2017.
(17)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 1, 2017.
(18)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, filed with the SEC on August 2, 2018.
#	Indicates management contract or compensatory plan.
†	Confidential treatment has been granted for portions of this exhibit. These portions have been omitted from the exhibit and filed separately with the SEC.
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

CONATUS PHARMACEUTICALS INC.

/s/ Steven J. Mento, Ph.D.
Steven J. Mento, Ph.D.
President and Chief Executive Officer

Date: March 8, 2019

Know all persons by these presents, that each person whose signature appears below constitutes and appoints Steven J. Mento, Ph.D. and Keith W. Marshall, Ph.D., jointly and severally, his or her attorneys-in-fact, each with the full power of substitution, for him or her in any and all capacities, to sign any amendments to this annual report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven J. Mento, Ph.D. Steven J. Mento, Ph.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 8, 2019

/s/ Keith W. Marshall, Ph.D. Keith W. Marshall, Ph.D.	Executive Vice President, Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)	March 8, 2019
/s/ Michelle L. Vandertie Michelle L. Vandertie	Vice President, Finance (Principal Accounting Officer)	March 8, 2019
/s/ David F. Hale David F. Hale	Chairman of the Board	March 8, 2019

/s/ Daniel L. Kisner, M.D. Daniel L. Kisner, M.D.	Director	March 8, 2019

/s/ Preston S. Klassen, M.D., M.H.S. Preston S. Klassen, M.D., M.H.S.	Director	March 8, 2019

/s/ William R. LaRue William R. LaRue	Director	March 8, 2019

/s/ Harold Van Wart, Ph.D. Harold Van Wart, Ph.D.	Director	March 8, 2019