Form 10-Q
period 2019-03-31
Conatus Pharmaceuticals Inc.
filed 2019-05-03
CIK 1383701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐     No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	CNAT	The Nasdaq Global Market

As of April 22, 2019, the registrant had 33,165,122 shares of common stock ($0.0001 par value) outstanding.

CONATUS PHARMACEUTICALS INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Conatus Pharmaceuticals Inc.

Condensed Balance Sheets

(In thousands, except par value data)

(Unaudited)

	March 31,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$19,168	$11,565
Marketable securities	14,665	29,127
Collaboration receivables	3,860	3,677
Prepaid and other current assets	2,633	3,057
Total current assets	40,326	47,426
Property and equipment, net	145	154
Other assets	1,707	1,223
Total assets	$42,178	$48,803
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$7,292	$6,216
Accrued compensation	935	2,230
Current portion of deferred revenue	8,150	10,075
Current portion of lease liabilities	398	—
Total current liabilities	16,775	18,521
Deferred revenue, less current portion	1,576	2,815
Lease liabilities, less current portion	229	—
Deferred rent, less current portion	—	68
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 200,000 shares authorized; 33,165 shares issued and outstanding at March 31, 2019; 33,165 shares issued and outstanding at December 31, 2018	3	3
Additional paid-in capital	214,968	214,042
Accumulated other comprehensive income (loss)	3	(17)
Accumulated deficit	(191,376)	(186,629)
Total stockholders’ equity	23,598	27,399
Total liabilities and stockholders’ equity	$42,178	$48,803

See accompanying notes to condensed financial statements.

Conatus Pharmaceuticals Inc.

Condensed Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenues:
Collaboration revenue	$7,024	$9,737
Total revenues	7,024	9,737
Operating expenses:
Research and development	9,383	12,081
General and administrative	2,591	2,713
Total operating expenses	11,974	14,794
Loss from operations	(4,950)	(5,057)
Other income (expense):
Interest income	200	233
Interest expense	—	(185)
Other income (expense)	3	(9)
Total other income	203	39
Net loss	(4,747)	(5,018)
Other comprehensive income (loss):
Net unrealized gains (losses) on marketable securities	20	(35)
Comprehensive loss	$(4,727)	$(5,053)
Net loss per share, basic and diluted	$(0.14)	$(0.17)
Weighted average shares outstanding used in computing net loss per share, basic and diluted	33,165	30,048

See accompanying notes to condensed financial statements.

Conatus Pharmaceuticals Inc.

Condensed Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2018	33,165	$3	$214,042	$(17)	$(186,629)	$27,399
Share-based compensation	—	—	926	—	—	926
Net loss	—	—	—	—	(4,747)	(4,747)
Unrealized gain on marketable securities	—	—	—	20	—	20
Balance at March 31, 2019	33,165	$3	$214,968	$3	$(191,376)	$23,598

Balance at December 31, 2017	30,035	$3	$196,077	$(77)	$(168,007)	$27,996
Issuance of common stock upon exercise of stock options	28	—	37	—	—	37
Share-based compensation	—	—	983	—	—	983
Cumulative effect of adoption of accounting standard	—	—	—	—	(612)	(612)
Net loss	—	—	—	—	(5,018)	(5,018)
Unrealized loss on marketable securities	—	—	—	(35)	—	(35)
Balance at March 31, 2018	30,063	$3	$197,097	$(112)	$(173,637)	$23,351

See accompanying notes to condensed financial statements.

Conatus Pharmaceuticals Inc.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Operating activities
Net loss	$(4,747)	$(5,018)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	20	27
Stock-based compensation expense	926	983
Amortization of premiums and discounts on marketable securities, net	(94)	(55)
Accrued interest included in convertible note payable	—	185
Changes in operating assets and liabilities:
Collaboration receivables	(183)	(2,480)
Prepaid and other current assets	453	339
Accounts payable and accrued expenses	1,133	2,678
Accrued compensation	(1,295)	(913)
Deferred revenue	(3,164)	(3,890)
Lease liabilities	(13)	—
Deferred rent	—	(10)
Net cash used in operating activities	(6,964)	(8,154)
Investing activities
Maturities of marketable securities	19,000	18,875
Purchase of marketable securities	(4,424)	(10,217)
Capital expenditures	(9)	(5)
Net cash provided by investing activities	14,567	8,653
Financing activities
Proceeds from stock issuances related to exercise of stock options	—	37
Net cash provided by financing activities	—	37
Net increase in cash and cash equivalents	7,603	536
Cash and cash equivalents at beginning of period	11,565	16,079
Cash and cash equivalents at end of period	$19,168	$16,615

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

As of March 31, 2019, the Company has devoted substantially all of its efforts to product development and has not realized product sales revenues from its planned principal operations.

The Company has a limited operating history, and the sales and income potential of the Company’s business and market are unproven. The Company has experienced net losses since its inception and, as of March 31, 2019, had an accumulated deficit of $191.4 million. The Company expects to continue to incur net losses for at least the next several years. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure. If the Company is unable to generate revenues adequate to support its cost structure, the Company may need to raise additional equity or debt financing.

The accompanying unaudited interim condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and the rules and regulations of the Securities and Exchange Commission (SEC) related to a quarterly report on Form 10-Q. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations. The unaudited interim condensed financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results for the periods presented. All such adjustments are of a normal and recurring nature. The operating results presented in these unaudited interim condensed financial statements are not necessarily indicative of the results that may be expected for any future periods. These unaudited interim condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2018 included in the Company’s annual report on Form 10-K filed with the SEC on March 8, 2019.

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

Marketable Securities

The Company classifies its marketable securities as available-for-sale and records such assets at estimated fair value in the condensed balance sheets, with unrealized gains and losses, if any, reported as a component of other comprehensive income (loss) within the condensed statements of operations and comprehensive loss and as a separate component of stockholders’ equity. The Company classifies marketable securities with remaining maturities greater than one year as current assets because such marketable securities are available to fund the Company’s current operations. The Company invests its excess cash balances primarily in corporate debt securities and money market funds with strong credit ratings. Realized gains and losses are calculated on the specific identification method and recorded as interest income. There were no realized gains and losses for the three-month periods ended March 31, 2019 and 2018.

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

Long-Lived Assets

The Company regularly reviews the carrying value and estimated lives of all of its long-lived assets, including property and equipment, to determine whether indicators of impairment may exist which warrant adjustments to carrying values or estimated useful lives. The determinants used for this evaluation include management’s estimate of the asset’s ability to generate positive income from operations and positive cash flow in future periods, as well as the strategic significance of the assets to the Company’s business objective. Should an impairment exist, the impairment loss would be measured based on the excess of the carrying amount of the asset’s fair value. The Company has not recognized any impairment losses through March 31, 2019.

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

Income Taxes

The Company’s policy related to accounting for uncertainty in income taxes prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. As of December 31, 2018, there are no unrecognized tax benefits included in the condensed balance sheet that would, if recognized, affect the Company’s effective tax rate, and the Company has noted no material changes through March 31, 2019. The Company has not recognized interest and penalties in the condensed balance sheets or condensed statements of operations and comprehensive loss. The Company is subject to U.S. and California taxation. As of December 31, 2018, the Company’s tax years beginning 2005 to date are subject to examination by taxing authorities.

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

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because to do so would be anti-dilutive (in thousands):

	March 31,
	2019	2018
Warrants to purchase common stock	13	150
Common stock options issued and outstanding	6,759	5,528
Shares issuable upon conversion of convertible note payable	—	2,058
ESPP shares pending issuance	20	15
Total	6,792	7,751

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842). This guidance requires lessees to recognize leases on the balance sheet and disclose key information about leasing arrangements. ASU 2016-02 establishes a right-of-use model (ROU) that requires a lessee to recognize an ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. The Company adopted this standard effective January 1, 2019, as required, retrospectively through a cumulative effect adjustment. The new standard provides a number of optional practical expedients in transition. The Company elected the “package of practical expedients,” which permits the Company not to reassess, under ASU 2016-02, prior conclusions about lease identification, lease classification and initial direct costs. The new standard also provides practical expedients for an entity’s ongoing accounting. The Company elected to utilize the short-term lease recognition exemption for all leases that qualify. This means, for those short-term leases that qualify, the Company will not recognize ROU assets or lease liabilities. The Company also elected not to separate lease and non-lease components for facility leases. Adoption of this guidance resulted in the recognition of lease liabilities of $0.7 million, based on the present value of the remaining minimum rental payments under current leasing standards for the Company’s applicable existing office space operating lease, with corresponding ROU assets of $0.6 million.

See Note 9 – Commitments for further information.

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

Below is a summary of assets, including cash, cash equivalents and marketable securities, measured at fair value as of March 31, 2019 and December 31, 2018 (in thousands):

		Fair Value Measurements Using
	March 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash	$3,188	$3,188	$—	$—
Money market funds	8,999	8,999	—	—
Corporate debt securities	21,646	—	21,646	—
Total	$33,833	$12,187	$21,646	$—

		Fair Value Measurements Using
	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash	$2,072	$2,072	$—	$—
Money market funds	8,000	8,000	—	—
Corporate debt securities	30,620	—	30,620	—
Total	$40,692	$10,072	$30,620	$—

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

The Company invests its excess cash in money market funds and debt instruments of financial institutions, corporations, government sponsored entities and municipalities. The following tables summarize the Company’s marketable securities (in thousands):

As of March 31, 2019	Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Corporate debt securities	1 or less	$14,662	$3	$—	$14,665
Total		$14,662	$3	$—	$14,665

As of December 31, 2018	Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Corporate debt securities	1 or less	$29,144	$—	$(17)	$29,127
Total		$29,144	$—	$(17)	$29,127

5.	Property and Equipment

Property and equipment consist of the following (in thousands):

	March 31,	December 31,
	2019	2018
Furniture and fixtures	$334	$334
Equipment	219	208
Leasehold improvements	147	147
	700	689
Less accumulated depreciation and amortization	(555)	(535)
Total	$145	$154

6.	Note Payable

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

Common Stock

On August 2, 2018, the Company entered into an At Market Issuance Sales Agreement (the Sales Agreement) with Stifel, Nicolaus & Company, Incorporated (Stifel), pursuant to which the Company may sell from time to time, at its option, up to an aggregate of $35.0 million of shares of its common stock through Stifel, as sales agent. Sales of the Company’s common stock made pursuant to the Sales Agreement, if any, will be made on the Nasdaq Global Market (Nasdaq), under the Company’s Registration Statement on Form S-3 filed on August 17, 2017 and declared effective by the SEC on November 9, 2017, by means of ordinary brokers’ transactions at market prices. Additionally, under the terms of the Sales Agreement, the Company may also sell shares of its common stock through Stifel, on Nasdaq or otherwise, at negotiated prices or at prices related to the prevailing market price. The Company will pay a commission rate equal to up to 3.0% of the gross sales price per share sold. As of March 31, 2019, the Company has incurred legal and accounting costs of $0.1 million related to the Sales Agreement, which are recorded in other assets on the balance sheet until such time as the Company issues shares pursuant to the Sales Agreement. As of March 31, 2019, no shares were issued pursuant to the Sales Agreement.

Warrants

In 2013, the Company issued warrants exercisable for 111,112 shares of Series B preferred stock, at an exercise price of $0.90 per share, to Oxford Finance LLC and Silicon Valley Bank in conjunction with the Company’s entry into a loan and security agreement (the Lender Warrants). Upon completion of the Company’s initial public offering, the Lender Warrants became exercisable for 13,468 shares of common stock at an exercise price of $7.43 per share. The Lender Warrants will expire on July 3, 2023.

Stock Options

The following table summarizes the Company’s stock option activity under all stock option plans for the three months ended March 31, 2019 (options in thousands):

	Total Options	Weighted- Average Exercise Price
Balance at December 31, 2018	5,385	$5.20
Granted	1,564	2.00
Exercised	—	—
Forfeited/cancelled/expired	(190)	6.17
Balance at March 31, 2019	6,759	$4.43

Stock-Based Compensation

The Company recorded stock-based compensation of $0.9 million and $1.0 million for the three months ended March 31, 2019 and 2018, respectively.

Common Stock Reserved for Future Issuance

The following shares of common stock were reserved for future issuance at March 31, 2019 (in thousands):

Warrants to purchase common stock	13
Common stock options issued and outstanding	6,759
Common stock authorized for future option grants	470
Common stock authorized for the ESPP	495
Total	7,737

8.	Collaboration and License Agreements

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

Pursuant to the Collaboration Agreement, the Company is responsible for completing its two ongoing Phase 2b trials. Novartis will generally pay 50% of the Company’s Phase 2b and observational study costs pursuant to an agreed upon budget. Upon completion of the ongoing Phase 2b trials, Novartis will assume 100% of the observational study costs. Novartis will assume full responsibility for emricasan’s Phase 3 development and all combination product development.

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

A reconciliation of the opening and closing balances of deferred revenue related to the Collaboration Agreement, which represents the unrecognized balance of the transaction price, is as follows (in thousands):

Deferred Revenue at Reporting Date
Balance at December 31, 2018	$12,890
Additions to deferred revenue	3,860
Revenue recognized	(7,024)
Balance at March 31, 2019	$9,726

The Company expects to recognize deferred revenue related to the Collaboration Agreement as follows (in thousands):

Within 1 year	$8,150
1-2 years	1,576
Total deferred revenue	$9,726

A reconciliation of the opening and closing balances of deferred costs related to execution of the Collaboration Agreement is as follows (in thousands):

Deferred Costs at Reporting Date
Balance at December 31, 2018	$310
Costs recognized	(77)
Balance at March 31, 2019	$233

The Company expects to recognize deferred costs related to execution of the Collaboration Agreement as follows (in thousands):

Within 1 year	$195
1-2 years	38
Total deferred costs	$233

9.	Commitments

Leases

The Company determines if an arrangement is a finance lease, operating lease or short-term lease at inception, or as applicable, and accounts for the arrangement under the relevant accounting literature. Currently, the Company is only party to a non-cancelable office space operating lease and short-term lease arrangements. Under the relevant guidance, the Company recognizes operating lease ROU assets and liabilities based on the present value of the future minimum lease payments over the lease term at the commencement date, using the Company’s assumed incremental borrowing rate of 12%, and amortizes the ROU assets and liabilities over the lease term. Lease expense for operating leases is recognized on a straight-line basis over the lease term. The Company’s short-term leases are not subject to recognition of an ROU asset or liability or straight-line lease expense requirements.

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

As of March 31, 2019, the Company’s ROU assets and liabilities related to the Lease and the First Lease Amendment are as follows (in thousands):

ROU assets (included in other assets)	$514

Current portion of lease liabilities	$398
Lease liabilities, less current portion	229
Total lease liabilities	$627

The following table reconciles the undiscounted cash flows for the periods presented below to the operating lease liabilities recorded in the condensed balance sheet as of March 31, 2019 (in thousands):

Remaining in 2019	$329
2020	351
Total lease payments	680
Present value adjustment	(53)
Total lease liabilities	$627

For the three months ended March 31, 2019 and 2018, rent expense was as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Operating lease	$95	$95
Short-term leases	17	—
Total	$112	$95

Other Commitments

In July 2010, the Company entered into a stock purchase agreement with Pfizer Inc. (Pfizer), pursuant to which the Company acquired all of the outstanding stock of Idun Pharmaceuticals, Inc., which was subsequently spun off to the Company’s stockholders in January 2013. Under the stock purchase agreement, the Company may be required to make payments to Pfizer totaling $18.0 million upon the achievement of specified regulatory milestones.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis and the unaudited interim condensed financial statements included in this quarterly report on Form 10-Q should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2018 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our annual report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 8, 2019.

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

We plan to continue clinical trials of emricasan in collaboration with Novartis Pharma AG, or Novartis, for patients with cirrhosis due to nonalcoholic steatohepatitis, or NASH. Our current clinical program for emricasan includes the following randomized, double-blind, placebo-controlled Phase 2b clinical trials:

•

Phase 2b ENCORE-LF (Liver Function) Clinical Trial: In May 2017, we initiated a clinical trial to evaluate emricasan in approximately 210 patients with decompensated NASH cirrhosis. Top-line results, triggered by reaching a prespecified number of events, are expected in mid-2019.

•

Phase 2b ENCORE-PH (Portal Hypertension) Clinical Trial: In November 2016, we initiated a clinical trial to evaluate the effect of emricasan in approximately 240 compensated or early decompensated NASH cirrhosis patients with severe portal hypertension. In December 2018, we announced that top-line results from this trial did not meet the primary endpoint. Results from the six-month extension stage of the trial are expected in mid-2019.

In March 2019, we announced top-line results from the Phase 2b ENCORE-NF (NASH Fibrosis) clinical trial of emricasan, which did not meet the primary endpoint. In addition, we initiated a non-treatment observational study in February 2018 pursuant to which subjects from the two trials above and the previously completed Phase 2b ENCORE-NF clinical trial and the Phase 2b clinical trial in post-orthotopic liver transplant, or POLT, patients with reestablished liver fibrosis as a result of recurrent hepatitis C virus, or HCV, infection who have successfully achieved a sustained viral response, or SVR, following HCV antiviral therapy, or POLT-HCV-SVR trial, will be followed for up to three years.

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

We recently announced the selection of our first internally developed product candidate, CTS-2090, based on its preclinical profile, including high selectivity for caspase 1, and drug-like properties. CTS-2090 is currently in preclinical development and studies to enable the filing of an investigational new drug application, or IND, with an initial clinical trial planned to begin by the first half of 2020. We plan to pursue rare autoinflammatory diseases as initial clinical targets for CTS-2090. We also may expand our development pipeline by internal development of additional preclinical product candidates leveraging our caspase inhibition expertise or in-licensing or acquiring preclinical or clinical-stage product candidates consistent with our product development and regulatory expertise.

Since our inception, our primary activities have been organizational activities, including recruiting personnel, conducting research and development, including clinical trials, and raising capital. We have no products approved for sale, and we have not generated any revenues from product sales to date. We have never been profitable and have incurred significant operating losses since our inception. We incurred net losses of $18.0 million and $17.4 million for the years ended December 31, 2018 and 2017, respectively, and $4.7 million for the three months ended March 31, 2019. As of March 31, 2019, we had an accumulated deficit of $191.4 million.

We have funded our operations since inception primarily through sales of equity securities and convertible promissory notes and payments made under the Collaboration Agreement. We expect to continue to incur significant operating losses and negative cash flows from operating activities for the foreseeable future as we continue the clinical development of emricasan and seek regulatory approval for and, if approved, pursue co-commercialization of emricasan. In May 2017, we completed a public offering of 5,980,000 shares of our common stock at a public offering price of $5.50 per share. We received net proceeds of $30.6 million, after deducting underwriting discounts and commissions and offering-related transaction costs. Immediately following the offering, we used $11.2 million of the net proceeds to repurchase and retire 2,166,836 shares of our common stock from funds affiliated with Advent Private Equity, or Advent, at a price of $5.17 per share. In August 2018, we entered into an At Market Issuance Sales Agreement, or the 2018 Sales Agreement, with Stifel, Nicolaus & Company, Incorporated, or Stifel, pursuant to which we may sell from time to time, at our option, up to an aggregate of $35.0 million of shares of our common stock in “at-the-market” offerings. As of the date of the filing of this Form 10-Q, no shares have been issued pursuant to the 2018 Sales Agreement.

As of March 31, 2019, we had cash, cash equivalents and marketable securities of $33.8 million. Although it is difficult to predict future liquidity requirements, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operations for at least the next 12 months from the date of the filing of this Form 10-Q. We will need to raise additional capital to fund further operations, including the development of internally developed and/or in-licensed product candidates other than emricasan or the co-commercialization of emricasan with Novartis. We may obtain additional financing in the future through the issuance of our common stock in future public offerings, through other equity or debt financings or through collaborations or partnerships with other companies.

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

Financial Overview

Revenues

Our revenues to date have been generated primarily from the Collaboration Agreement. Under the terms of the Collaboration Agreement, we received an upfront payment of $50.0 million. In May 2017, Novartis exercised its option, and we received a $7.0 million option exercise payment in July 2017. We are eligible to receive up to $650.0 million in additional payments for development, regulatory and commercial sales milestones, as well as royalties or profit and loss sharing on future product sales in the United States, if any.

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

Research and Development Expenses

The majority of our operating expenses to date have been incurred in research and development activities. Starting in late 2011, research and development expenses have been focused on the development of emricasan. Since acquiring emricasan in 2010, we have incurred $155.5 million of research and development expenses in the development of emricasan through March 31, 2019. Our business model is currently focused on the development of emricasan in various liver diseases in collaboration with Novartis and the development of CTS-2090 for diseases involving inflammasome pathways. The development of emricasan and CTS-2090 are dependent upon our continuing to conduct research and a significant amount of preclinical and clinical development. Our research and development expenses consist primarily of:

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

At this time, due to the inherently unpredictable nature of preclinical and clinical development, we are unable to estimate with any certainty the costs we will incur in the continued development of emricasan and CTS-2090. Clinical development timelines, the probability of success and development costs can differ materially from expectations.

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

We are currently focused on advancing emricasan and CTS-2090 in multiple indications, and our future research and development expenses will depend on their preclinical and clinical success. In addition, we cannot forecast with any degree of certainty to what extent Novartis will develop and commercialize emricasan under the Collaboration Agreement.

Research and development expenditures will continue to be significant as we continue clinical development of emricasan and preclinical and clinical development of CTS-2090 over at least the next several years. We expect to incur significant development costs as we conduct our ongoing Phase 2b trials of emricasan and preclinical studies of CTS-2090, as well as development of other potential product candidates.

We do not expect emricasan or CTS-2090 to be commercially available, if at all, for at least the next several years.

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

Interest Expense

Interest expense consists of accrued interest on our $15.0 million convertible promissory note payable to Novartis, or the Novartis Note, which was issued in February 2017 and converted, at our option, into shares of our common stock in December 2018.

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

There were no significant changes during the three months ended March 31, 2019 to the critical accounting policies described in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the SEC on March 8, 2019.

Results of Operations

Comparison of the Three Months Ended March 31, 2019 and 2018

Total Revenues

Total revenues were $7.0 million for the three months ended March 31, 2019, as compared to $9.7 million for the same period in 2018. The decrease of $2.7 million was primarily due to lower emricasan-related research and development expenses resulting in corresponding lower revenues related to the Collaboration Agreement.

Under the relevant revenue recognition guidance, we recognize collaboration revenue in an amount proportional to the collaboration expenses incurred and the total estimated collaboration expenses. We periodically review and update the estimated collaboration expenses, when appropriate, which adjusts the percentage of revenue that is recognized for the period. Such changes could materially impact the amount of revenue recorded in the period.

Research and Development Expenses

Research and development expenses were $9.4 million for the three months ended March 31, 2019, as compared to $12.1 million for the same period in 2018. The decrease of $2.7 million was primarily due to lower spending related to our ENCORE-PH clinical trial and manufacturing activities, partially offset by higher spending related to our ENCORE-LF clinical trial.

General and Administrative Expenses

General and administrative expenses were $2.6 million for the three months ended March 31, 2019, as compared to $2.7 million for the same period in 2018.

Changes in components of Other Income (Expense) were as follows:

Interest Income

Interest income was $200,000 for the three months ended March 31, 2019, as compared to $233,000 for the same period in 2018. Interest income consisted of interest earned on our cash, cash equivalents and marketable securities and fluctuates based on changes in investment balances and interest rates.

Interest Expense

Interest expense was $0 for the three months ended March 31, 2019, as compared to $185,000 for the same period in 2018. The decrease was due to lower interest expense related to the Novartis Note, which was converted, at our option, into shares of our common stock in December 2018.

Other Income (Expense)

Other income was $3,000 for the three months ended March 31, 2019, as compared to other expense of $9,000 for the same period in 2018. Other income (expense) represents non-operating transactions such as those caused by currency fluctuations between transaction dates and settlement dates.

Liquidity and Capital Resources

Since inception, we have incurred losses and negative cash flows from operating activities, except for the year ended December 31, 2016, where we had positive net cash flows from operating activities due to the upfront payment related to the Collaboration Agreement. As of March 31, 2019, we had an accumulated deficit of $191.4 million. We anticipate that we will continue to incur net losses for the foreseeable future as we continue the development and potential commercialization of emricasan and CTS-2090.

Prior to our initial public offering, or IPO, in July 2013, we funded our operations primarily through private placements of equity and convertible debt securities. In July 2013, we completed our IPO of 6,000,000 shares of common stock at an offering price of $11.00 per share. We received net proceeds of $58.6 million, after deducting underwriting discounts and commissions and offering-related transaction costs.

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

On August 2, 2018, we entered into the 2018 Sales Agreement, pursuant to which we may sell from time to time, at our option, up to an aggregate of $35.0 million of shares of our common stock through Stifel, as sales agent. Sales of our common stock made pursuant to the 2018 Sales Agreement, if any, will be made on the Nasdaq Global Market, or Nasdaq, under our Registration Statement on Form S-3 filed on August 17, 2017 by means of ordinary brokers’ transactions at market prices. Additionally, under the terms of the 2018 Sales Agreement, we may also sell shares of our common stock through Stifel, on Nasdaq or otherwise, at negotiated prices or at prices related to the prevailing market price. We will pay a commission rate equal to up to 3.0% of the gross sales price per share sold. The 2018 Sales Agreement will automatically terminate upon the sale of an aggregate of $35.0 million of shares of our common stock pursuant to the 2018 Sales Agreement. In addition, the 2018 Sales Agreement may be terminated by us or Stifel at any time upon ten days’ notice to the other party, or by Stifel at any time in certain circumstances, including the occurrence of an event that would be reasonably likely to have a material adverse effect on our assets, business, operations, earnings, properties, condition (financial or otherwise), prospects, stockholders’ equity or results of operations. As of the date of the filing of this Form 10-Q, we have not sold any shares under the 2018 Sales Agreement.

At March 31, 2019, we had cash, cash equivalents and marketable securities of $33.8 million. We believe our existing cash, cash equivalents and marketable securities will be sufficient to fund our operations for at least the next 12 months from the date of the filing of this Form 10-Q. To fund further operations, we will need to raise additional capital. We plan to continue to fund losses from operations and capital funding needs through future equity and debt financing, as well as potential collaborations. The sale of additional equity or convertible debt could result in additional dilution to our stockholders. The incurrence of indebtedness would result in debt service obligations and could result in operating and financing covenants that would restrict our operations. No assurances can be provided that financing will be available in the amounts we need or on terms acceptable to us, if at all. If we are not able to secure adequate additional funding, we may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. Any of these actions could materially harm our business, results of operations and future prospects.

The following table sets forth a summary of the net cash flow activity for each of the periods set forth below (in thousands):

	Three Months Ended March 31,
	2019	2018
Net cash used in operating activities	$(6,964)	$(8,154)
Net cash provided by investing activities	14,567	8,653
Net cash provided by financing activities	—	37
Net increase in cash and cash equivalents	$7,603	$536

Net cash used in operating activities was $7.0 million and $8.2 million for the three months ended March 31, 2019 and 2018, respectively. The primary use of cash was to fund our operations related to the development of emricasan, as well as internally developed product candidates, including CTS-2090.

Net cash provided by investing activities was $14.6 million and $8.7 million for the three months ended March 31, 2019 and 2018, respectively, which consisted primarily of proceeds from maturities of marketable securities, partially offset by cash used to purchase marketable securities.

Net cash provided by financing activities was $0 for the three months ended March 31, 2019. Net cash provided by financing activities was $37,000 for the three months ended March 31, 2018, which consisted primarily of proceeds from the exercise of stock options.

Contractual Obligations and Commitments

As of March 31, 2019, there have been no material changes outside the ordinary course of our business to the contractual obligations we reported in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Commitments” in our annual report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 8, 2019.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements (as defined by applicable regulations of the SEC) that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are currently not a party to any material legal proceedings.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors included in “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission on March 8, 2019, other than the risk factor below.

If we fail to meet all applicable Nasdaq Global Market requirements and Nasdaq determines to delist our common stock, the delisting could adversely affect the market liquidity of our common stock and the market price of our common stock could decrease.

Our common stock is listed on the Nasdaq Global Market. In order to maintain our listing, we must meet minimum financial and other requirements, including requirements for a minimum amount of capital, a minimum closing bid price per share of $1.00 and continued business operations so that we are not characterized as a “public shell company.” As of the date hereof, the closing bid price of our common stock is below $1.00 per share. If we were to fail to meet the minimum closing bid price requirement of $1.00 for 30 consecutive business days, we could become subject to delisting. Although Nasdaq may provide us with a compliance period in which to regain compliance with the minimum closing bid price requirement, we cannot assure you that we would be able to regain compliance within the period provided by Nasdaq. In order to regain compliance with such requirement, the closing bid price of our common stock would need to meet or exceed $1.00 per share for at least 10 consecutive business days during the compliance period. If we were not able to regain compliance within the allotted compliance period for this requirement or any other applicable listing standard, including any extensions that may be granted by Nasdaq, our shares of common stock would be subject to delisting. In the event that our common stock is delisted from the Nasdaq Global Market and is not eligible for quotation or listing on another market or exchange, trading of our common stock could be conducted only in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. In such event, it could become more difficult to dispose of, or obtain accurate price quotations for, our common stock, and there would likely also be a reduction in our coverage by securities analysts and the news media, which could cause the price of our common stock to decline further. Also, it may be difficult for us to raise additional capital if we are not listed on a major exchange.

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

EXHIBIT INDEX

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation

3.2(1)	Amended and Restated Bylaws

4.1(2)	Specimen Common Stock Certificate

4.2(3)	First Amended and Restated Investor Rights Agreement, dated February 9, 2011

4.3(2)	Form of Warrant issued to lenders under the Loan and Security Agreement, dated July 3, 2013, by and among the Registrant, Oxford Finance LLC, Silicon Valley Bank and the other lenders party thereto

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 1, 2013.
(2)	Incorporated by reference to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-189305), filed with the SEC on July 8, 2013.
(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-189305), filed with the SEC on June 14, 2013.
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

CONATUS PHARMACEUTICALS INC.

Date: May 3, 2019	/s/ Steven J. Mento, Ph.D.
Steven J. Mento, Ph.D.
President and Chief Executive Officer
(principal executive officer)

Date: May 3, 2019	/s/ Keith W. Marshall, Ph.D.
Keith W. Marshall, Ph.D.
Executive Vice President, Chief Operating Officer and Chief Financial Officer
(principal financial officer)