Form 10-Q
period 2019-06-30
Conatus Pharmaceuticals Inc.
filed 2019-08-07
CIK 1383701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

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

As of July 22, 2019, the registrant had 33,170,487 shares of common stock ($0.0001 par value) outstanding.

CONATUS PHARMACEUTICALS INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Conatus Pharmaceuticals Inc.

Condensed Balance Sheets

(In thousands, except par value data)

(Unaudited)

	June 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$13,437	$11,565
Marketable securities	15,312	29,127
Collaboration receivables	3,194	3,677
Prepaid and other current assets	3,468	3,057
Total current assets	35,411	47,426
Property and equipment, net	124	154
Other assets	631	1,223
Total assets	$36,166	$48,803
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$8,609	$6,216
Accrued compensation	783	2,230
Current portion of deferred revenue	2,130	10,075
Current portion of lease liabilities	419	—
Total current liabilities	11,941	18,521
Deferred revenue, less current portion	—	2,815
Lease liabilities, less current portion	116	—
Deferred rent, less current portion	—	68
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 200,000 shares authorized; 33,170 shares issued and outstanding at June 30, 2019; 33,165 shares issued and outstanding at December 31, 2018	3	3
Additional paid-in capital	216,133	214,042
Accumulated other comprehensive income (loss)	5	(17)
Accumulated deficit	(192,032)	(186,629)
Total stockholders’ equity	24,109	27,399
Total liabilities and stockholders’ equity	$36,166	$48,803

See accompanying notes to condensed financial statements.

Conatus Pharmaceuticals Inc.

Condensed Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Collaboration revenue	$10,791	$8,774	$17,815	$18,511
Total revenues	10,791	8,774	17,815	18,511
Operating expenses:
Research and development	8,565	10,737	17,948	22,818
General and administrative	3,054	2,594	5,645	5,307
Total operating expenses	11,619	13,331	23,593	28,125
Loss from operations	(828)	(4,557)	(5,778)	(9,614)
Other income (expense):
Interest income	172	244	372	477
Interest expense	—	(187)	—	(372)
Other income (expense)	—	3	3	(6)
Total other income	172	60	375	99
Net loss	(656)	(4,497)	(5,403)	(9,515)
Other comprehensive income (loss):
Net unrealized gains on marketable securities	2	71	22	36
Comprehensive loss	$(654)	$(4,426)	$(5,381)	$(9,479)
Net loss per share, basic and diluted	$(0.02)	$(0.15)	$(0.16)	$(0.32)
Weighted average shares outstanding used in computing net loss per share, basic and diluted	33,168	30,114	33,167	30,081

See accompanying notes to condensed financial statements.

Conatus Pharmaceuticals Inc.

Condensed Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2018	33,165	$3	$214,042	$(17)	$(186,629)	$27,399
Share-based compensation	—	—	926	—	—	926
Net loss	—	—	—	—	(4,747)	(4,747)
Unrealized gain on marketable securities	—	—	—	20	—	20
Balance at March 31, 2019	33,165	$3	$214,968	$3	$(191,376)	$23,598
Issuance of common stock for employee stock purchase plan	5	—	4	—	—	4
Share-based compensation	—	—	1,161	—	—	1,161
Net loss	—	—	—	—	(656)	(656)
Unrealized gain on marketable securities	—	—	—	2	—	2
Balance at June 30, 2019	33,170	$3	$216,133	$5	$(192,032)	$24,109

Balance at December 31, 2017	30,035	$3	$196,077	$(77)	$(168,007)	$27,996
Issuance of common stock upon exercise of stock options	28	—	37	—	—	37
Share-based compensation	—	—	983	—	—	983
Cumulative effect of adoption of accounting standard	—	—	—	—	(612)	(612)
Net loss	—	—	—	—	(5,018)	(5,018)
Unrealized loss on marketable securities	—	—	—	(35)	—	(35)
Balance at March 31, 2018	30,063	$3	$197,097	$(112)	$(173,637)	$23,351
Issuance of common stock upon exercise of stock options	66	—	66	—	—	66
Issuance of common stock for employee stock purchase plan	16	—	51	—	—	51
Share-based compensation	—	—	929	—	—	929
Net loss	—	—	—	—	(4,497)	(4,497)
Unrealized gain on marketable securities	—	—	—	71	—	71
Balance at June 30, 2018	30,145	$3	$198,143	$(41)	$(178,134)	$19,971

See accompanying notes to condensed financial statements.

Conatus Pharmaceuticals Inc.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2019	2018
Operating activities
Net loss	$(5,403)	$(9,515)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	41	54
Stock-based compensation expense	2,087	1,912
Amortization of premiums and discounts on marketable securities, net	(162)	(127)
Accrued interest included in convertible note payable	—	372
Changes in operating assets and liabilities:
Collaboration receivables	483	(1,486)
Prepaid and other current assets	616	277
Other assets	—	(246)
Accounts payable and accrued expenses	2,452	(334)
Accrued compensation	(1,447)	(523)
Deferred revenue	(10,760)	(7,811)
Lease liabilities, net	(27)	—
Deferred rent	—	(20)
Net cash used in operating activities	(12,120)	(17,447)
Investing activities
Maturities of marketable securities	28,500	36,925
Purchase of marketable securities	(14,501)	(24,067)
Capital expenditures	(11)	(5)
Net cash provided by investing activities	13,988	12,853
Financing activities
Proceeds from stock issuances related to exercise of stock options and employee stock purchase plan	4	154
Net cash provided by financing activities	4	154
Net increase (decrease) in cash and cash equivalents	1,872	(4,440)
Cash and cash equivalents at beginning of period	11,565	16,079
Cash and cash equivalents at end of period	$13,437	$11,639

See accompanying notes to condensed financial statements.

Conatus Pharmaceuticals Inc.

Notes to Condensed Financial Statements

(Unaudited)

1.	Organization and Basis of Presentation

Conatus Pharmaceuticals Inc. (the Company) was incorporated in the state of Delaware on July 13, 2005. The Company is a biotechnology company that has been focused on the development and commercialization of novel medicines to treat chronic diseases with significant unmet need. The Company has been developing emricasan, a first-in-class, orally active pan-caspase inhibitor, for the treatment of patients with chronic liver disease. In December 2016, the Company entered into an Option, Collaboration and License Agreement (the Collaboration Agreement) with Novartis Pharma AG (Novartis) for the development and commercialization of emricasan. As of June 30, 2019, the Company has devoted substantially all of its efforts to product development and has not realized product sales revenues from its planned principal operations.

In June 2019, the Company announced that top-line results from its ENCORE-LF clinical trial of emricasan did not meet the primary endpoint, and the Company is discontinuing further treatment of patients enrolled in the ENCORE-LF clinical trial. In addition, results from the 24-week extension in the Company’s ENCORE-PH clinical trial of emricasan were consistent with results from the initial 24-week treatment period and did not meet predefined objectives. In March 2019, the Company announced that top-line results from the ENCORE-NF clinical trial of emricasan also did not meet the primary endpoint.

Consequently, the Company and Novartis have no further development plans for emricasan, and the Company plans to complete closeout activities for the clinical trials of emricasan for which it is responsible under the Collaboration Agreement. In connection with the recent emricasan clinical trial results, the Company commenced a restructuring plan in June 2019 that included reducing staff and suspending development of its inflammasome disease candidate, CTS-2090, in order to extend its resources. The Company has engaged a financial advisor to assist in the exploration and evaluation of strategic alternatives to enhance shareholder value, including a merger, an acquisition or sale of assets or a dissolution and liquidation of the Company. There can be no assurance any transaction will result from the Company’s evaluation of strategic alternatives. As part of this process, the Company plans to evaluate future opportunities, if any, for emricasan and the Company’s inflammasome program.

The Company has a limited operating history, and the sales and income potential of the Company’s business and market are unproven. The Company has experienced net losses since its inception and, as of June 30, 2019, had an accumulated deficit of $192.0 million. The Company expects to continue to incur net losses for at least the next several years. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure. If the Company is unable to generate revenues adequate to support its cost structure, the Company may need to raise additional equity or debt financing or seek to complete one of the strategic alternatives described above.

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

Marketable Securities

The Company classifies its marketable securities as available-for-sale and records such assets at estimated fair value in the condensed balance sheets, with unrealized gains and losses, if any, reported as a component of other comprehensive income (loss) within the condensed statements of operations and comprehensive loss and as a separate component of stockholders’ equity. The Company classifies marketable securities with remaining maturities greater than one year as current assets because such marketable securities are available to fund the Company’s current operations. The Company invests its excess cash balances primarily in corporate debt securities and money market funds with strong credit ratings. Realized gains and losses are calculated on the specific identification method and recorded as interest income. There were no realized gains and losses for the six-month periods ended June 30, 2019 and 2018.

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

Long-Lived Assets

The Company regularly reviews the carrying value and estimated lives of all of its long-lived assets, including property and equipment, to determine whether indicators of impairment may exist which warrant adjustments to carrying values or estimated useful lives. The determinants used for this evaluation include management’s estimate of the asset’s ability to generate positive income from operations and positive cash flow in future periods, as well as the strategic significance of the assets to the Company’s business objective. Should an impairment exist, the impairment loss would be measured based on the excess of the carrying amount of the asset’s fair value. The Company has not recognized any impairment losses through June 30, 2019.

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

In December 2016, the Company entered into the Collaboration Agreement and an Investment Agreement (the Investment Agreement) with Novartis. The Company concluded that there were two significant performance obligations under the Collaboration Agreement: the license and the research and development services, but that the license is not distinct from the research and development services as Novartis cannot obtain value from the license without the research and development services, which the Company is uniquely able to perform.

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

The Company does not expect Novartis to continue development and commercialization of emricasan and does not expect to receive any future milestone, royalty or profit and loss sharing payments under the Collaboration Agreement.

See Note 8 – Collaboration and License Agreements for further information.

Research and Development Expenses

All research and development costs are expensed as incurred.

Income Taxes

The Company’s policy related to accounting for uncertainty in income taxes prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. As of December 31, 2018, there are no unrecognized tax benefits included in the condensed balance sheet that would, if recognized, affect the Company’s effective tax rate, and the Company has noted no material changes through June 30, 2019. The Company has not recognized interest and penalties in the condensed balance sheets or condensed statements of operations and comprehensive loss. The Company is subject to U.S. and California taxation. As of December 31, 2018, the Company’s tax years beginning 2005 to date are subject to examination by taxing authorities.

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

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because to do so would be anti-dilutive (in thousands):

	June 30,
	2019	2018
Warrants to purchase common stock	13	13
Common stock options issued and outstanding	6,411	5,528
Shares issuable upon conversion of convertible note payable	—	2,846
ESPP shares pending issuance	—	6
Total	6,424	8,393

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

Below is a summary of assets, including cash, cash equivalents and marketable securities, measured at fair value as of June 30, 2019 and December 31, 2018 (in thousands):

		Fair Value Measurements Using
	June 30, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash	$2,452	$2,452	$—	$—
Money market funds	6,997	6,997	—	—
Corporate debt securities	19,300	—	19,300	—
Total	$28,749	$9,449	$19,300	$—

		Fair Value Measurements Using
	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash	$2,072	$2,072	$—	$—
Money market funds	8,000	8,000	—	—
Corporate debt securities	30,620	—	30,620	—
Total	$40,692	$10,072	$30,620	$—

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

The Company invests its excess cash in money market funds and debt instruments of financial institutions, corporations, government sponsored entities and municipalities. The following tables summarize the Company’s marketable securities (in thousands):

As of June 30, 2019	Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Corporate debt securities	1 or less	$15,307	$5	$—	$15,312
Total		$15,307	$5	$—	$15,312

As of December 31, 2018	Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Corporate debt securities	1 or less	$29,144	$—	$(17)	$29,127
Total		$29,144	$—	$(17)	$29,127

5.	Property and Equipment

Property and equipment consist of the following (in thousands):

	June 30,	December 31,
	2019	2018
Furniture and fixtures	$334	$334
Equipment	215	208
Leasehold improvements	147	147
	696	689
Less accumulated depreciation and amortization	(572)	(535)
Total	$124	$154

6.	Note Payable

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

Common Stock

On August 2, 2018, the Company entered into an At Market Issuance Sales Agreement (the Sales Agreement) with Stifel, Nicolaus & Company, Incorporated (Stifel), pursuant to which the Company may sell from time to time, at its option, up to an aggregate of $35.0 million of shares of its common stock through Stifel, as sales agent. Sales of the Company’s common stock made pursuant to the Sales Agreement, if any, will be made on The Nasdaq Global Market (Nasdaq), under the Company’s Registration Statement on Form S-3 filed on August 17, 2017 and declared effective by the SEC on November 9, 2017, by means of ordinary brokers’ transactions at market prices. Additionally, under the terms of the Sales Agreement, the Company may also sell shares of its common stock through Stifel, on Nasdaq or otherwise, at negotiated prices or at prices related to the prevailing market price. The Company will pay a commission rate equal to up to 3.0% of the gross sales price per share sold. As of June 30, 2019, the Company has incurred legal and accounting costs of $0.1 million related to the Sales Agreement, which are recorded in other assets on the balance sheet until such time as the Company issues shares pursuant to the Sales Agreement. As of June 30, 2019, no shares were issued pursuant to the Sales Agreement.

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

Stock Options

The following table summarizes the Company’s stock option activity under all stock option plans for the six months ended June 30, 2019 (options in thousands):

	Total Options	Weighted- Average Exercise Price
Balance at December 31, 2018	5,385	$5.20
Granted	1,694	1.87
Exercised	—	—
Forfeited/cancelled/expired	(668)	4.04
Balance at June 30, 2019	6,411	$4.44

Stock-Based Compensation

The Company recorded stock-based compensation of $1.2 million and $0.9 million for the three months ended June 30, 2019 and 2018, respectively, and $2.1 million and $1.9 million for the six months ended June 30, 2019 and 2018, respectively.

Common Stock Reserved for Future Issuance

The following shares of common stock were reserved for future issuance at June 30, 2019 (in thousands):

Warrants to purchase common stock	13
Common stock options issued and outstanding	6,411
Common stock authorized for future option grants	818
Common stock authorized for the ESPP	490
Total	7,732

8.	Collaboration and License Agreements

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

Novartis will generally pay 50% of the Company’s Phase 2b and observational study costs pursuant to an agreed upon budget. Upon completion of the ongoing Phase 2b trials, Novartis will assume 100% of the observational study costs. Novartis will assume full responsibility for emricasan’s Phase 3 development and all combination product development. The Company and Novartis have no further development plans for emricasan. Therefore, the Company does not expect to receive any future milestone, royalty or profit and loss sharing payments under the Collaboration Agreement.

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

In connection with emricasan failing to meet the primary endpoints in the ENCORE clinical trials, the Company is discontinuing its ongoing emricasan clinical trials, resulting in a shortened timeline and reduced estimated costs related to completion of emricasan activities. During the three months ended June 30, 2019, the Company significantly reduced the total estimated collaboration expenses related to the Collaboration Agreement, which is used as the measure of progress for recognition of revenue related to the Collaboration Agreement, from the prior estimate as of March 31, 2019. Consequently, during the three months ended June 30, 2019, the Company significantly reduced the transaction price related to the Collaboration Agreement from the prior estimate as of March 31, 2019, to reflect lower estimated reimbursable research and development costs. The net effect of these changes was a cumulative catch-up in revenue of $4.6 million, which was recorded as revenue as a change in estimate during the three months ended June 30, 2019. Execution costs related to the Collaboration Agreement were similarly affected, resulting in a cumulative catch-up in operating expenses of $0.1 million.

A reconciliation of the opening and closing balances of deferred revenue related to the Collaboration Agreement, which represents the unrecognized balance of the transaction price, is as follows (in thousands):

Deferred Revenue
Balance at December 31, 2018	$12,890
Additions to deferred revenue	7,055
Revenue recognized	(17,815)
Balance at June 30, 2019	$2,130

The Company expects to recognize deferred revenue related to the Collaboration Agreement within one year.

A reconciliation of the opening and closing balances of deferred costs related to execution of the Collaboration Agreement is as follows (in thousands):

Deferred Costs
Balance at December 31, 2018	$310
Costs recognized	(259)
Balance at June 30, 2019	$51

The Company expects to recognize deferred costs related to execution of the Collaboration Agreement within one year.

9.	Commitments

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

As of June 30, 2019, the Company’s ROU assets and liabilities related to the Lease and the First Lease Amendment are as follows (in thousands):

ROU assets (included in other assets)	$436

Current portion of lease liabilities	$419
Lease liabilities, less current portion	116
Total lease liabilities	$535

The following table reconciles the undiscounted cash flows for the periods presented below to the operating lease liabilities recorded in the condensed balance sheet as of June 30, 2019 (in thousands):

Remaining in 2019	$221
2020	351
Total lease payments	572
Present value adjustment	(37)
Total lease liabilities	$535

Rent expense was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Operating lease	$94	$94	$189	$189
Short-term leases	19	4	36	4
Total	$113	$98	$225	$193

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

10.	Restructuring Costs

In June 2019, the Company announced a restructuring plan that included reducing staff and suspending development of its inflammasome disease candidate, CTS-2090, in order to extend the Company’s resources. As a result, during the three months ended June 30, 2019, the Company recognized one-time employee severance expenses of $1.2 million, which are included in accounts payable and accrued expenses on the balance sheet, and noncash stock compensation expenses related to accelerated vesting of certain employee stock options of $0.3 million, both of which were recorded as operating expenses on the statement of operations and comprehensive loss. As of June 30, 2019, no payments have been made related to the accrued employee severance expenses of $1.2 million.

11.	Subsequent Events

In August 2019, the Company effected a one-time option exchange, wherein certain employees were offered the opportunity to exchange eligible outstanding stock options with exercise prices that are significantly higher than the current fair market value of the Company’s common stock for the grant of a lesser number of restricted stock units (RSU). The participants received one new RSU for every two stock options tendered for exchange. As a result, 3,200,375 stock options were exchanged for 1,600,186 RSUs. The RSUs have a one-year vesting schedule or vest upon a Change of Control, an employee’s termination without Cause, or resignation for Good Reason as defined in the 2013 Incentive Award Plan. The one-time option exchange will result in additional stock compensation expense that is expected to be recorded over the one-year service term commencing August 1, 2019.

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

Overview

We are a biotechnology company that has been focused on the development and commercialization of novel medicines to treat chronic diseases with significant unmet need. We have been developing emricasan, a first-in-class, orally active pan-caspase inhibitor, for the treatment of patients with chronic liver disease. Emricasan is designed to reduce the activities of human caspases, which are enzymes that mediate inflammation and apoptosis. In December 2016, we entered into an Option, Collaboration and License Agreement, or the Collaboration Agreement, with Novartis Pharma AG, or Novartis, for the development and commercialization of emricasan.

In June 2019, we announced that top-line results from our ENCORE-LF clinical trial of emricasan did not meet the primary endpoint, and we are discontinuing further treatment of patients enrolled in the ENCORE-LF clinical trial. In addition, results from the 24-week extension in our ENCORE-PH clinical trial of emricasan were consistent with results from the initial 24-week treatment period and did not meet predefined objectives. In March 2019, we announced that top-line results from the ENCORE-NF clinical trial of emricasan also did not meet the primary endpoint.

Consequently, we and Novartis have no further development plans for emricasan. We plan to complete our ongoing clinical trials of emricasan for which we are responsible under the Collaboration Agreement, with such activities primarily consisting of closeout activities for the ENCORE-LF trial, and we and Novartis are in discussions for the wind-down of the collaboration.

In connection with the recent emricasan clinical trial results, we also commenced a restructuring plan in June 2019 that included reducing staff by approximately 40% and suspending development of our inflammasome disease candidate, CTS-2090, in order to extend our resources. We also engaged a financial advisor to assist in the exploration and evaluation of strategic alternatives to enhance shareholder value, including a merger, an acquisition or sale of assets or a dissolution and liquidation of the company. However, there can be no assurance any transaction will result from our evaluation of strategic alternatives.

Pursuant to the Collaboration Agreement, we granted Novartis an exclusive, worldwide license to our intellectual property rights relating to emricasan to collaborate with us for the global development and commercialization of products containing emricasan either as a single active ingredient or in combination with other Novartis compounds for liver cirrhosis or liver fibrosis for the treatment, diagnosis and prevention of disease in all indications in humans. Under the Collaboration Agreement, Novartis paid us an upfront payment of $50.0 million and the option exercise payment of $7.0 million. We are responsible for completing the three ENCORE trials and the POLT-HCV-SVR trial. We share the costs of these four Phase 2b trials equally with Novartis. In addition, until the completion of the four Phase 2b trials, we will equally share the costs of the non-treatment observational study that will follow patients from the four Phase 2b trials. After the completion of the four Phase 2b trials, Novartis will assume 100% of the observational study costs. Novartis is responsible for 100% of certain expenses for required registration-supportive nonclinical activities. Novartis is also responsible for the development of emricasan beyond the four Phase 2b trials and the observational study, for which we are responsible under the Collaboration Agreement, including the Phase 3 development of emricasan single agent products and all development for emricasan combination products, and Novartis has agreed to use commercially reasonable efforts to develop and commercialize emricasan products. However, we do not expect Novartis to continue development and commercialization of emricasan and do not expect to receive any future milestone, royalty or profit and loss sharing payments under the Collaboration Agreement.

Since our inception, our primary activities have been organizational activities, including recruiting personnel, conducting research and development, including clinical trials, and raising capital. We have no products approved for sale, and we have not generated any revenues from product sales to date. We have never been profitable and have incurred significant operating losses since our inception. We incurred net losses of $18.0 million and $17.4 million for the years ended December 31, 2018 and 2017, respectively, and $5.4 million for the six months ended June 30, 2019. As of June 30, 2019, we had an accumulated deficit of $192.0 million.

We have funded our operations since inception primarily through sales of equity securities and convertible promissory notes and payments made under the Collaboration Agreement. We expect to continue to incur significant operating losses and negative cash flows from operating activities. In May 2017, we completed a public offering of 5,980,000 shares of our common stock at a public offering price of $5.50 per share. We received net proceeds of $30.6 million, after deducting underwriting discounts and commissions and offering-related transaction costs. Immediately following the offering, we used $11.2 million of the net proceeds to repurchase and retire 2,166,836 shares of our common stock from funds affiliated with Advent Private Equity, or Advent, at a price of $5.17 per share. In August 2018, we entered into an At Market Issuance Sales Agreement, or the 2018 Sales Agreement, with Stifel, Nicolaus & Company, Incorporated, or Stifel, pursuant to which we may sell from time to time, at our option, up to an aggregate of $35.0 million of shares of our common stock in “at-the-market” offerings. As of the date of the filing of this Form 10-Q, no shares have been issued pursuant to the 2018 Sales Agreement.

As of June 30, 2019, we had cash, cash equivalents and marketable securities of $28.7 million. Although it is difficult to predict future liquidity requirements, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operations for at least the next 12 months from the date of the filing of this Form 10-Q. We will need to raise additional capital to fund further operations. We may obtain additional financing in the future through the issuance of our common stock in future public offerings, through other equity or debt financings or through collaborations or partnerships with other companies.

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

Financial Overview

Revenues

Our revenues to date have been generated primarily from the Collaboration Agreement. Under the terms of the Collaboration Agreement, we received an upfront payment of $50.0 million. In May 2017, Novartis exercised its option, and we received a $7.0 million option exercise payment in July 2017. We are eligible to receive up to $650.0 million in additional payments for development, regulatory and commercial sales milestones, as well as royalties or profit and loss sharing on future product sales in the United States, if any. However, we do not expect to receive any future milestone, royalty or profit and loss sharing payments under the Collaboration Agreement.

Under the relevant revenue recognition guidance, we recognize collaboration revenue (i.e., the transaction price) in an amount proportional to the collaboration expenses incurred and the total estimated collaboration expenses. We periodically review and update the total estimated collaboration expenses and the estimated transaction price, when appropriate, which adjusts the revenue recognized for the period on a cumulative catch-up basis as a change in estimate. Such changes could materially impact the amount of revenue recorded in the period.

We have no products approved for sale, and we have not generated any revenues from product sales to date. We have not submitted any product candidate for regulatory approval. If we fail to achieve clinical success for our product candidates in a timely manner and/or obtain regulatory approval for such product candidates, or to successfully develop other product candidates, our ability to generate future revenues would be materially adversely affected. We have no further clinical development plans for emricasan other than completing the clinical trials for which we are responsible under the Collaboration Agreement, and we are not currently developing any other product candidates.

Research and Development Expenses

The majority of our operating expenses to date have been incurred in research and development activities. Starting in late 2011, research and development expenses have been focused on the development of emricasan. Since acquiring emricasan in 2010, we have incurred $163.0 million of research and development expenses in the development of emricasan through June 30, 2019. Our business model has been focused on the development of emricasan in various liver diseases in collaboration with Novartis and the development of CTS-2090 for diseases involving inflammasome pathways. Our research and development expenses consist primarily of:

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

Research and development expenditures will continue to be significant as we continue closeout activities of emricasan, primarily consisting of closeout activities for the ENCORE-LF trial, through the end of 2019. We do not expect emricasan to be commercially available, if at all, for at least the next several years based on its clinical trial results.

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

There were no significant changes during the six months ended June 30, 2019 to the critical accounting policies described in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the SEC on March 8, 2019.

Results of Operations

Comparison of the Three Months Ended June 30, 2019 and 2018

Total Revenues

Total revenues were $10.8 million for the three months ended June 30, 2019, as compared to $8.8 million for the same period in 2018. The increase of $2.0 million was primarily due to the following: (i) a net cumulative catch-up in revenue recognized under the Collaboration Agreement related to a reduction in the estimated total collaboration expenses resulting in an increase in the percentage of completion under the Collaboration Agreement, net of a reduction in the transaction price due to a decrease in the estimated total reimbursable expenses under the Collaboration Agreement, (ii) partially offset by lower revenues under the Collaboration Agreement due to lower emricasan-related research and development expenses.

Research and Development Expenses

Research and development expenses were $8.6 million for the three months ended June 30, 2019, as compared to $10.7 million for the same period in 2018. The decrease of $2.1 million was primarily due to lower spending related to our ENCORE-PH and ENCORE-NF clinical trials and lower personnel costs, partially offset by recognition of severance and noncash stock compensation costs for research and development employees related to our restructuring plan announced in June 2019.

General and Administrative Expenses

General and administrative expenses were $3.1 million for the three months ended June 30, 2019, as compared to $2.6 million for the same period in 2018. The increase of $0.5 million was primarily due to recognition of severance and noncash stock compensation costs for general and administrative employees related to our restructuring plan announced in June 2019, partially offset by lower personnel costs.

Changes in components of Other Income (Expense) were as follows:

Interest Income

Interest income was $172,000 for the three months ended June 30, 2019, as compared to $244,000 for the same period in 2018. Interest income consisted of interest earned on our cash, cash equivalents and marketable securities and fluctuates based on changes in investment balances and interest rates.

Interest Expense

Interest expense was $0 for the three months ended June 30, 2019, as compared to $187,000 for the same period in 2018. The decrease was due to lower interest expense related to the Novartis Note, which was converted, at our option, into shares of our common stock in December 2018.

Other Income (Expense)

Other income was $0 for the three months ended June 30, 2019, as compared to $3,000 for the same period in 2018. Other income (expense) represents non-operating transactions such as those caused by currency fluctuations between transaction dates and settlement dates.

Comparison of the Six Months Ended June 30, 2019 and 2018

Total Revenues

Total revenues were $17.8 million for the six months ended June 30, 2019, as compared to $18.5 million for the same period in 2018. The decrease of $0.7 million was primarily due to the following: (i) lower revenues under the Collaboration Agreement due to lower emricasan-related research and development expenses, (ii) partially offset by a net cumulative catch-up in revenue recognized under the Collaboration Agreement related to a reduction in the estimated total collaboration expenses resulting in an increase in the percentage of completion under the Collaboration Agreement, net of a reduction in the transaction price due to a decrease in the estimated total reimbursable expenses under the Collaboration Agreement.

Research and Development Expenses

Research and development expenses were $17.9 million for the six months ended June 30, 2019, as compared to $22.8 million for the same period in 2018. The decrease of $4.9 million was primarily due to lower spending related to our ENCORE-PH and ENCORE-NF clinical trials, manufacturing and preclinical activities, and lower personnel costs, partially offset by higher spending related to our ENCORE-LF clinical trial and recognition of severance and noncash stock compensation costs for research and development employees related to our restructuring plan announced in June 2019.

General and Administrative Expenses

General and administrative expenses were $5.6 million for the six months ended June 30, 2019, as compared to $5.3 million for the same period in 2018. The increase of $0.3 million was primarily due to recognition of severance and noncash stock compensation costs for general and administrative employees related to our restructuring plan announced in June 2019, partially offset by lower personnel costs.

Changes in components of Other Income (Expense) were as follows:

Interest Income

Interest income was $372,000 for the six months ended June 30, 2019, as compared to $477,000 for the same period in 2018. Interest income consisted of interest earned on our cash, cash equivalents and marketable securities and fluctuates based on changes in investment balances and interest rates.

Interest Expense

Interest expense was $0 for the six months ended June 30, 2019, as compared to $372,000 for the same period in 2018. The decrease was due to lower interest expense related to the Novartis Note, which was converted, at our option, into shares of our common stock in December 2018.

Other Income (Expense)

Other income was $3,000 for the six months ended June 30, 2019, as compared to other expense of $6,000 for the same period in 2018. Other income (expense) represents non-operating transactions such as those caused by currency fluctuations between transaction dates and settlement dates.

Liquidity and Capital Resources

Since inception, we have incurred losses and negative cash flows from operating activities, except for the year ended December 31, 2016, where we had positive net cash flows from operating activities due to the upfront payment related to the Collaboration Agreement. As of June 30, 2019, we had an accumulated deficit of $192.0 million. We anticipate that we will continue to incur net losses as we continue closeout activities of emricasan and evaluate strategic alternatives to enhance shareholder value.

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

On May 29, 2019, we received a letter from the Nasdaq staff indicating that, for the last thirty consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued listing on Nasdaq under Nasdaq Listing Rule 5450(a)(1). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have been provided an initial period of 180 calendar days, or until November 25, 2019, to regain compliance. The letter states that the Nasdaq staff will provide written notification that we have achieved compliance with Rule 5450(a)(1) if at any time before November 25, 2019, the bid price of our common stock closes at $1.00 per share or more for a minimum of ten consecutive business days.

At June 30, 2019, we had cash, cash equivalents and marketable securities of $28.7 million. We believe our existing cash, cash equivalents and marketable securities will be sufficient to fund our operations for at least the next 12 months from the date of the filing of this Form 10-Q. To fund further operations, we will need to raise additional capital. We plan to continue to fund losses from operations and capital funding needs through future equity and debt financing, as well as potential collaborations or partnerships with other companies. The sale of additional equity or convertible debt could result in additional dilution to our stockholders. The incurrence of indebtedness would result in debt service obligations and could result in operating and financing covenants that would restrict our operations. No assurances can be provided that financing will be available in the amounts we need or on terms acceptable to us, if at all. If we are not able to secure adequate additional funding, we may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. We have engaged a financial advisor to assist in the exploration and evaluation of strategic alternatives to enhance shareholder value, including a merger, an acquisition or sale of assets or a dissolution and liquidation of the company. A strategic transaction would also likely result in substantial dilution to our stockholders and could result in other restrictions that may affect our business. Any of these actions could materially harm our business, results of operations and future prospects.

The following table sets forth a summary of the net cash flow activity for each of the periods set forth below (in thousands):

	Six Months Ended June 30,
	2019	2018
Net cash used in operating activities	$(12,120)	$(17,447)
Net cash provided by investing activities	13,988	12,853
Net cash provided by financing activities	4	154
Net increase (decrease) in cash and cash equivalents	$1,872	$(4,440)

Net cash used in operating activities was $12.1 million and $17.4 million for the six months ended June 30, 2019 and 2018, respectively. The primary use of cash was to fund our operations related to the development of emricasan, as well as internally developed product candidates, including CTS-2090.

Net cash provided by investing activities was $14.0 million and $12.9 million for the six months ended June 30, 2019 and 2018, respectively, which consisted primarily of proceeds from maturities of marketable securities, partially offset by cash used to purchase marketable securities.

Net cash provided by financing activities was $4,000 for the six months ended June 30, 2019. Net cash provided by financing activities was $154,000 for the six months ended June 30, 2018, which consisted primarily of proceeds from stock issuances related to the exercise of stock options and the employee stock purchase plan.

Contractual Obligations and Commitments

As of June 30, 2019, there have been no material changes outside the ordinary course of our business to the contractual obligations we reported in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Commitments” in our annual report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 8, 2019.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are currently not a party to any material legal proceedings.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors included in “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission on March 8, 2019, other than the risk factors below.

Risks Related to Our Evaluation of Strategic Alternatives

Our activities to evaluate and pursue strategic alternatives may not be successful.

In June 2019, we announced that top-line results from our ENCORE-LF clinical trial of emricasan did not meet the primary endpoint, and we are discontinuing further treatment of patients enrolled in the ENCORE-LF clinical trial. In addition, results from the 24-week extension in our ENCORE-PH clinical trial of emricasan were consistent with results from the initial 24-week treatment period and did not meet predefined objectives. Previously, in March 2019, we announced that top-line results from the Phase 2b ENCORE-NF clinical trial of emricasan also did not meet the primary endpoint. Consequently, we and Novartis have no further development plans for emricasan. We plan to complete closeout activities for the clinical trials of emricasan for which we are responsible under an Option, Collaboration and License Agreement, or the Collaboration Agreement, with Novartis Pharma AG, or Novartis, that we entered into in December 2016. We and Novartis are in discussions for the wind-down of the collaboration. In connection with the recent emricasan clinical trial results, we also commenced a restructuring plan in June 2019 that included reducing staff by approximately 40% and suspending development of our inflammasome disease candidate, CTS-2090, in order to extend our resources.

We have engaged a financial advisor to assist in the exploration and evaluation of strategic alternatives to enhance shareholder value, including a merger, an acquisition or sale of assets or a dissolution and liquidation of the company. There can be no assurance that our process to identify and evaluate potential strategic alternatives will result in any definitive offer to consummate a strategic transaction, or if made, what the terms thereof will be or that any transaction will be approved or consummated. In addition, potential strategic transactions that require stockholder approval may not be approved by our stockholders. A strategic transaction would also likely result in substantial dilution to our stockholders and could result in other restrictions that may affect our business. Further, any strategic transaction that is completed ultimately may not deliver the anticipated benefits or enhance stockholder value.

We also may acquire additional businesses, products or product candidates. Integrating any newly acquired business, product or product candidate could be expensive and time-consuming. We may not be able to integrate any acquired business, product or product candidate successfully. Our future financial performance will depend, in part, on our ability to manage any future growth effectively and our ability to integrate any acquired businesses.

Any strategic transaction may require us to incur non-recurring or other charges, may increase our near- and long-term expenditures and may pose significant integration challenges or disrupt our management or business, which could adversely affect our operations and financial results. For example, these transactions may entail numerous operational and financial risks, including:

•	exposure to unknown liabilities;
•	incurrence of substantial debt or dilutive issuances of equity securities to pay for acquisitions;
•	higher than expected acquisition and integration costs;
•	write downs of assets or goodwill or impairment charges;
•	increased amortization expenses;
•	difficulty and cost in combining the operations and personnel of any acquired businesses with our operations and personnel;
•	impairment of relationships with key suppliers or customers of any acquired businesses due to changes in management and ownership; and
•	the inability to retain key employees of our company or any acquired businesses.

Accordingly, there can be no assurance that we will undertake or successfully complete any strategic transactions of the nature described above. Any transactions that we do complete may be subject to the foregoing or other risks and could have a material adverse effect on our business, financial condition and prospects.

If we do not successfully consummate a strategic transaction, our board of directors may decide to pursue a dissolution and liquidation of our company. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities.

There can be no assurance that the process to identify a strategic transaction will result in a successfully consummated transaction. If no transaction is completed, our board of directors may decide to pursue a dissolution and liquidation of our company. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such decision and, ultimately, such liquidation, since the amount of cash available for distribution continues to decrease as we fund our operations while we complete development activities under the Collaboration Agreement and evaluate our strategic alternatives. In addition, if our board of directors were to approve and recommend, and our stockholders were to approve, a dissolution and liquidation of our company, we would be required under Delaware corporate law to pay our outstanding obligations, as well as to make reasonable provision for contingent and unknown obligations, prior to making any distributions in liquidation to our stockholders. Our commitments and contingent liabilities may include (i) regulatory and clinical obligations, including those under the Collaboration Agreement; (ii) obligations under our employment and related agreements with certain employees that provide for severance and other payments following a termination of employment occurring for various reasons, including a change in control of our company; (iii) potential litigation against us, and other various claims and legal actions arising in the ordinary course of business; and (iv) non-cancelable facility lease obligations. As a result of this requirement, a portion of our assets may need to be reserved pending the resolution of such obligations. In addition, we may be subject to litigation or other claims related to a dissolution and liquidation of our company. If a dissolution and liquidation were pursued, our board of directors, in consultation with its advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve. Accordingly, holders of our common stock could lose all or a significant portion of their investment in the event of a liquidation, dissolution or winding up of our company.

We are substantially dependent on our remaining employees to facilitate the consummation of a strategic transaction. We could lose such key employees, in particular, as a result of the recent emricasan trial results and the restructuring plan we commenced in June 2019.

In June 2019, we commenced a restructuring plan that included reducing staff by approximately 40% and suspending development of our inflammasome disease candidate, CTS-2090, in order to extend our resources. Our cash conservation activities may yield unintended consequences, such as attrition beyond our planned reduction in workforce and reduced employee morale, which may cause remaining employees to seek alternative employment. Our ability to successfully complete a strategic transaction depends in large part on our ability to retain certain of our remaining personnel. Despite our efforts to retain these employees, one or more may terminate their employment with us on short notice. The loss of the services of any of these employees could potentially harm our ability to evaluate and pursue strategic alternatives, as well as fulfill our reporting obligations as a public company.

We conduct our operations at our leased facility in San Diego, California. This region is headquarters to many other biopharmaceutical companies and many academic and research institutions. Competition for skilled personnel in our market is very intense and may limit our ability to hire and retain highly qualified personnel on acceptable terms, and the ability to retain our key employees is critical to our ability to effectively manage our resources and to consummate a strategic transaction. Although we are completing clinical trial closeout activities for emricasan and have suspended development of CTS-2090, if we resume the development of emricasan, CTS-2090 or new therapeutic products, such development requires expertise from a number of different disciplines, some of which are not widely available. The inability to recruit or loss of the services of any executive, key employee, consultant or advisor may impede our ability to identify and execute on a strategic path forward.

Our key employees have a significant amount of know-how and experience in our company, and the loss of one or more of them could have a material and adverse effect on our operations or ability to consummate a strategic transaction.

In order to induce valuable employees to remain with our company, in addition to salary and cash incentives, we have provided equity options that vest over time. In August 2019, we effected a one-time option exchange, wherein certain employees were offered the opportunity to exchange eligible outstanding stock options with exercise prices that are significantly higher than the current fair market value of our common stock for the grant of a lesser number of restricted stock units, or RSUs. The participants received one new RSU for every two stock options tendered for exchange. The value to employees of the RSUs may be significantly affected by movements in our stock price that are beyond our control and may at any time be insufficient to counteract more lucrative offers from other companies, particularly in light of the recent emricasan trial results and restructuring plan.

The loss of the services of existing personnel or the failure to recruit additional, suitable key scientific, managerial, clinical, regulatory, operational and other personnel in a timely manner could harm our business. We may experience difficulty in hiring and retaining highly-skilled employees with appropriate qualifications as needed, particularly in light of the recent emricasan trial results. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects and our ability to consummate a strategic transaction would be harmed.

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

Our future success depends on our ability to obtain regulatory approval for, and then successfully commercialize, our only clinical-stage product candidate, emricasan. We have not completed the development of any product candidates. We generate no revenues from sales of any drugs, and we may never be able to develop a marketable drug. Emricasan will require additional clinical and non-clinical development, regulatory review and approval in multiple jurisdictions, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenues from product sales. We entered into the Collaboration Agreement with Novartis pursuant to which we granted Novartis an exclusive license to collaborate with us to develop products containing emricasan either as a single active ingredient or in combination with other Novartis compounds for liver cirrhosis or liver fibrosis. Novartis is responsible for Phase 3 development of emricasan single agent products and all development for emricasan combination products as well as the manufacturing and commercialization for all emricasan products. Neither we, nor Novartis, are permitted to market or promote emricasan before emricasan receives regulatory approval from the United States Food and Drug Administration, or FDA, or comparable foreign regulatory authorities, and emricasan may never receive such regulatory approvals.

In June 2019, we announced that top-line results from our ENCORE-LF clinical trial of emricasan did not meet the primary endpoint, and we are discontinuing further treatment of patients enrolled in the ENCORE-LF clinical trial. In addition, results from the 24-week extension in our ENCORE-PH clinical trial of emricasan were consistent with results from the initial 24-week treatment period and did not meet predefined objectives. Previously, in March 2019, we announced that top-line results from the Phase 2b ENCORE-NF clinical trial of emricasan also did not meet the primary endpoint. Consequently, we and Novartis have no further development plans for emricasan. We plan to complete closeout activities for the clinical trials of emricasan for which we are responsible under the Collaboration Agreement, and we and Novartis are in discussions for the wind-down of the collaboration. However, we cannot assure you that we will or will not pursue emricasan development if the Novartis collaboration ends.

If we do continue clinical development of emricasan, there is no guarantee that our current or future clinical trials will be completed on time or at all or that any future clinical trials will commence on time or at all, and the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials. Even if such regulatory authorities agree with the design and implementation of our clinical trials, we cannot guarantee you that such regulatory authorities will not change their requirements in the future. In addition, even if our clinical trials are successfully completed, we cannot guarantee that the FDA or foreign regulatory authorities will interpret the results as we do, and more trials would likely be required before we submit emricasan for approval. To the extent that the results of the clinical trials are not satisfactory to the FDA or foreign regulatory authorities for support of a marketing application, approval of emricasan may be significantly delayed, or we may be required to expend significant additional resources, which may not be available to us, to conduct additional trials in support of potential approval of emricasan.

We cannot anticipate when or if we will seek regulatory review of emricasan for any indication. We have not previously submitted a new drug application, or NDA, to the FDA, or similar drug approval filings to comparable foreign authorities. An NDA must include extensive preclinical and clinical data and supporting information to establish the product candidate’s safety and effectiveness for each desired indication. An NDA must also include significant information regarding the chemistry, manufacturing and controls for the product. Obtaining approval of an NDA is a lengthy, expensive and uncertain process and may not be obtained. We have not received marketing approval for any product candidate, and we cannot be certain that emricasan will be successful in future clinical trials or receive regulatory approval for any indication. If we do not receive regulatory approvals for and successfully commercialize emricasan on a timely basis or at all, we may not be able to continue our operations. Even if we successfully obtain regulatory approvals to market emricasan, our revenues will be dependent on the ability to commercialize emricasan as well as the size of the markets in the territories for which we gain regulatory approval and have commercial rights. If the markets for the treatment of NASH, including NASH cirrhosis or NASH fibrosis, are not as significant as we estimate, our business and prospects will be harmed.  Furthermore, given the recent emricasan trial results in NASH, we cannot assure you that emricasan will be successful in future clinical trials or as a commercial product for NASH.

If we resume the development of any product candidates, additional capital that we may need to operate or expand our business may not be available.

We may require additional capital to operate or expand our business. The failure of emricasan in recent trials to meet the primary endpoints may make it very difficult for us to seek and obtain financing from the capital markets on favorable terms, or at all. If we raise additional funds through the issuance of equity or convertible securities, the percentage ownership of holders of our common stock could be substantially diluted, and these newly issued securities may have rights, preferences or privileges senior to those of holders of our common stock. Furthermore, volatility in the credit or equity markets may have an adverse effect on our ability to obtain debt or equity financing or the cost of such financing. If we do not have funds available to enhance any potential product candidates, maintain the competitiveness of our technology and pursue business opportunities, this could have an adverse effect on our business, operating results and financial condition.

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

In June 2019, we announced that top-line results from our ENCORE-LF clinical trial of emricasan did not meet the primary endpoint, and we are discontinuing further treatment of patients enrolled in the ENCORE-LF clinical trial. In addition, results from the 24-week extension in our ENCORE-PH clinical trial of emricasan were consistent with results from the initial 24-week treatment period and did not meet predefined objectives. Previously, in March 2019, we announced that top-line results from the Phase 2b ENCORE-NF clinical trial of emricasan also did not meet the primary endpoint. Consequently, we and Novartis have no further development plans for emricasan. We plan to complete closeout activities for the clinical trials of emricasan for which we are responsible under the Collaboration Agreement, and we and Novartis are in discussions for the wind-down of the collaboration.

If Novartis terminates the Collaboration Agreement, we will not receive additional milestones under the Collaboration Agreement, and we may be unable to raise the additional capital required to further develop and commercialize emricasan or enter into a collaboration agreement with another pharmaceutical company with equivalent or comparable terms, or at all. Further, any delays in entering into new strategic partnership agreements related to emricasan could delay the development and commercialization of emricasan, which would harm our business, prospects, financial condition and results of operations. In addition, a strategic transaction may not result in any future development and commercialization of emricasan, which would harm our business, prospects, financial condition and results of operations.

Risks Related to Our Financial Position and Capital Requirements

To conserve capital, we may undertake additional workforce and cost reduction activities in the future. These activities may cause us to be unable to fully support and manage our operations.

In June 2019, we implemented a restructuring plan to conserve capital, and we may, in the future, need to undertake additional workforce reductions or restructuring activities. As a result of the reduction in our workforce, we face an increased risk of employment litigation. We also need to effectively manage our operations and facilities. Following our recent workforce reduction in June 2019, it is possible that our infrastructure may be inadequate to support our future efforts and business strategy or to maintain operational, financial and management controls and reporting systems and procedures. If we cannot successfully manage our operations, we may be unsuccessful in executing our business strategy, including potential strategic alternatives.

Risks Related to Ownership of our Common Stock

If we are not able to comply with the applicable continued listing requirements or standards of The Nasdaq Capital Market, our common stock could be delisted.

Our common stock is currently listed on The Nasdaq Global Market. In order to maintain that listing, we must satisfy minimum financial and other continued listing requirements and standards, including those regarding director independence and independent committee requirements, minimum stockholders’ equity, minimum share price, and certain corporate governance requirements. There can be no assurances that we will be able to comply with the applicable listing standards.

On May 29, 2019, we received a letter from the Nasdaq staff indicating that, for the last thirty consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued listing on The Nasdaq Global Market under Nasdaq Listing Rule 5450(a)(1). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have been provided an initial period of 180 calendar days, or until November 25, 2019, to regain compliance. The letter stated that the Nasdaq staff will provide written notification that we have achieved compliance with Rule 5450(a)(1) if at any time before November 25, 2019, the bid price of our common stock closes at $1.00 per share or more for a minimum of ten consecutive business days. The Nasdaq letter has no immediate effect on the listing or trading of our common stock, and our common stock will continue to trade on The Nasdaq Global Market under the symbol “CNAT.”  We intend to monitor the bid price of our common stock and consider available options if our common stock does not trade at a level likely to result in our regaining compliance with The Nasdaq Global Market’s minimum bid price rule by November 25, 2019.

If we do not regain compliance with Rule 5450(a)(1) by November 25, 2019, we may be eligible for an additional 180 calendar day compliance period. To qualify, we would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Global Market, with the exception of the bid price requirement, and would need to provide written notice of our intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary. However, if it appears to the Nasdaq staff that we will not be able to cure the deficiency, or if we are otherwise not eligible, the Nasdaq staff would notify us that our securities would be subject to delisting. In the event of such a notification, we may appeal the Nasdaq staff’s determination to delist our securities, but there can be no assurance the Nasdaq staff would grant our request for continued listing.

In the event that our common stock is delisted from The Nasdaq Global Market and is not eligible for quotation or listing on another market or exchange, trading of our common stock could be conducted only in the over-the-counter market or on an electronic bulletin board established for unlisted securities, such as the Pink Sheets or the OTC Bulletin Board. In such event, it could become more difficult to dispose of, or obtain accurate price quotations for, our common stock, and there would likely also be a reduction in our coverage by securities analysts and the news media, which could cause the price of our common stock to decline further. Also, it may be difficult for us to raise additional capital if we are not listed on a major exchange.

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

CONATUS PHARMACEUTICALS INC.

Date: August 7, 2019	/s/ Steven J. Mento, Ph.D.
Steven J. Mento, Ph.D.
President and Chief Executive Officer
(principal executive officer)

Date: August 7, 2019	/s/ Keith W. Marshall, Ph.D.
Keith W. Marshall, Ph.D.
Executive Vice President, Chief Operating Officer and Chief Financial Officer
(principal financial officer)