Form 10-Q
period 2019-09-30
Conatus Pharmaceuticals Inc.
filed 2019-11-05
CIK 1383701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

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

As of October 21, 2019, the registrant had 33,170,487 shares of common stock ($0.0001 par value) outstanding.

CONATUS PHARMACEUTICALS INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Conatus Pharmaceuticals Inc.

Condensed Balance Sheets

(In thousands, except par value data)

(Unaudited)

	September 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$18,314	$11,565
Marketable securities	4,368	29,127
Collaboration receivables	1,650	3,677
Prepaid and other current assets	1,179	3,057
Total current assets	25,511	47,426
Property and equipment, net	102	154
Other assets	550	1,223
Total assets	$26,163	$48,803
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$3,013	$6,216
Accrued compensation	303	2,230
Current portion of deferred revenue	404	10,075
Current portion of lease liabilities	439	—
Total current liabilities	4,159	18,521
Deferred revenue, less current portion	—	2,815
Deferred rent, less current portion	—	68
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 200,000 shares authorized; 33,170 shares issued and outstanding at September 30, 2019; 33,165 shares issued and outstanding at December 31, 2018	3	3
Additional paid-in capital	217,285	214,042
Accumulated other comprehensive income (loss)	1	(17)
Accumulated deficit	(195,285)	(186,629)
Total stockholders’ equity	22,004	27,399
Total liabilities and stockholders’ equity	$26,163	$48,803

See accompanying notes to condensed financial statements.

Conatus Pharmaceuticals Inc.

Condensed Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Collaboration revenue	$3,376	$7,666	$21,191	$26,177
Total revenues	3,376	7,666	21,191	26,177
Operating expenses:
Research and development	4,746	9,664	22,694	32,482
General and administrative	2,013	2,660	7,658	7,967
Total operating expenses	6,759	12,324	30,352	40,449
Loss from operations	(3,383)	(4,658)	(9,161)	(14,272)
Other income (expense):
Interest income	119	253	491	730
Interest expense	—	(189)	—	(561)
Other income (expense)	11	5	14	(1)
Total other income	130	69	505	168
Net loss	(3,253)	(4,589)	(8,656)	(14,104)
Other comprehensive income (loss):
Net unrealized gains (losses) on marketable securities	(4)	29	18	65
Comprehensive loss	$(3,257)	$(4,560)	$(8,638)	$(14,039)
Net loss per share, basic and diluted	$(0.10)	$(0.15)	$(0.26)	$(0.47)
Weighted average shares outstanding used in computing net loss per share, basic and diluted	33,170	30,190	33,168	30,118

See accompanying notes to condensed financial statements.

Conatus Pharmaceuticals Inc.

Condensed Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2018	33,165	$3	$214,042	$(17)	$(186,629)	$27,399
Share-based compensation	—	—	926	—	—	926
Net loss	—	—	—	—	(4,747)	(4,747)
Unrealized gain on marketable securities	—	—	—	20	—	20
Balance at March 31, 2019	33,165	$3	$214,968	$3	$(191,376)	$23,598
Issuance of common stock for employee stock purchase plan	5	—	4	—	—	4
Share-based compensation	—	—	1,161	—	—	1,161
Net loss	—	—	—	—	(656)	(656)
Unrealized gain on marketable securities	—	—	—	2	—	2
Balance at June 30, 2019	33,170	$3	$216,133	$5	$(192,032)	$24,109
Share-based compensation	—	—	1,152	—	—	1,152
Net loss	—	—	—	—	(3,253)	(3,253)
Unrealized loss on marketable securities	—	—	—	(4)	—	(4)
Balance at September 30, 2019	33,170	$3	217,285	$1	$(195,285)	$22,004

Balance at December 31, 2017	30,035	$3	$196,077	$(77)	$(168,007)	$27,996
Issuance of common stock upon exercise of stock options	28	—	37	—	—	37
Share-based compensation	—	—	983	—	—	983
Cumulative effect of adoption of accounting standard	—	—	—	—	(612)	(612)
Net loss	—	—	—	—	(5,018)	(5,018)
Unrealized loss on marketable securities	—	—	—	(35)	—	(35)
Balance at March 31, 2018	30,063	$3	$197,097	$(112)	$(173,637)	$23,351
Issuance of common stock upon exercise of stock options	66	—	66	—	—	66
Issuance of common stock for employee stock purchase plan	16	—	51	—	—	51
Share-based compensation	—	—	929	—	—	929
Net loss	—	—	—	—	(4,497)	(4,497)
Unrealized gain on marketable securities	—	—	—	71	—	71
Balance at June 30, 2018	30,145	$3	$198,143	$(41)	$(178,134)	$19,971
Issuance of common stock upon exercise of stock options	117	—	259	—	—	259
Share-based compensation	—	—	948	—	—	948
Net loss	—	—	—	—	(4,589)	(4,589)
Unrealized gain on marketable securities	—	—	—	29	—	29
Balance at September 30, 2018	30,262	$3	$199,350	$(12)	$(182,723)	$16,618

See accompanying notes to condensed financial statements.

Conatus Pharmaceuticals Inc.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Operating activities
Net loss	$(8,656)	$(14,104)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	62	72
Stock-based compensation expense	3,239	2,860
Amortization of premiums and discounts on marketable securities, net	(199)	(230)
Accrued interest included in convertible note payable	—	560
Changes in operating assets and liabilities:
Collaboration receivables	2,027	(742)
Prepaid and other current assets	167	305
Other assets	—	(246)
Accounts payable and accrued expenses	(405)	(2,863)
Accrued compensation	(1,927)	(32)
Deferred revenue	(12,486)	(11,367)
Lease liabilities, net	(42)	—
Deferred rent	—	(32)
Net cash used in operating activities	(18,220)	(25,819)
Investing activities
Maturities of marketable securities	40,470	56,435
Purchase of marketable securities	(15,494)	(33,678)
Capital expenditures	(11)	(15)
Net cash provided by investing activities	24,965	22,742
Financing activities
Deferred financing costs	—	(107)
Proceeds from stock issuances related to exercise of stock options and employee stock purchase plan	4	413
Net cash provided by financing activities	4	306
Net increase (decrease) in cash and cash equivalents	6,749	(2,771)
Cash and cash equivalents at beginning of period	11,565	16,079
Cash and cash equivalents at end of period	$18,314	$13,308

See accompanying notes to condensed financial statements.

Conatus Pharmaceuticals Inc.

Notes to Condensed Financial Statements

(Unaudited)

1.	Organization and Basis of Presentation

Conatus Pharmaceuticals Inc. (the Company) was incorporated in the state of Delaware on July 13, 2005. The Company is a biotechnology company that has been focused on the development and commercialization of novel medicines to treat chronic diseases with significant unmet need. The Company has been developing emricasan, a first-in-class, orally active pan-caspase inhibitor, for the treatment of patients with chronic liver disease. In December 2016, the Company entered into an Option, Collaboration and License Agreement (the Collaboration Agreement) with Novartis Pharma AG (Novartis) for the development and commercialization of emricasan. As of September 30, 2019, the Company has devoted substantially all of its efforts to product development and has not realized product sales revenues from its planned principal operations.

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

Consequently, the Company and Novartis have no further development plans for emricasan, and the Company and Novartis entered into an amendment to the Collaboration Agreement, pursuant to which the Company and Novartis mutually agreed to terminate the Collaboration Agreement, effective September 30, 2019. In order to extend the Company’s resources, the Company commenced a restructuring plan in June 2019 that included reducing staff and suspending development of its inflammasome disease candidate, CTS-2090, and commenced a second restructuring plan in September 2019 that included reducing additional staff  to further extend the Company’s resources. The Company has engaged a financial advisor to assist in the exploration and evaluation of strategic alternatives to enhance shareholder value, including a merger, an acquisition or sale of assets or a dissolution and liquidation of the Company. There can be no assurance any transaction will result from the Company’s evaluation of strategic alternatives. As part of this process, the Company plans to evaluate future opportunities, if any, for emricasan and the Company’s inflammasome program.

The Company has a limited operating history, and the sales and income potential of the Company’s business and market are unproven. The Company has experienced net losses since its inception and, as of September 30, 2019, had an accumulated deficit of $195.3 million. The Company expects to continue to incur net losses for at least the next several years. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure. If the Company is unable to generate revenues adequate to support its cost structure, the Company may need to raise additional equity or debt financing or seek to complete one of the strategic alternatives described above.

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

Marketable Securities

The Company classifies its marketable securities as available-for-sale and records such assets at estimated fair value in the condensed balance sheets, with unrealized gains and losses, if any, reported as a component of other comprehensive income (loss) within the condensed statements of operations and comprehensive loss and as a separate component of stockholders’ equity. The Company classifies marketable securities with remaining maturities greater than one year as current assets because such marketable securities are available to fund the Company’s current operations. The Company invests its excess cash balances primarily in corporate debt securities and money market funds with strong credit ratings. Realized gains and losses are calculated on the specific identification method and recorded as interest income. There were no realized gains and losses for the nine-month periods ended September 30, 2019 and 2018.

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

Stock-Based Compensation

Stock-based compensation expense for stock option grants and restricted stock units (RSUs) under the Company’s equity plans is recorded at the estimated fair value of the award as of the grant date and is recognized as expense on a straight-line basis over the requisite service period of the stock-based award, and forfeitures are recognized as they occur. Stock-based compensation expense for employee stock purchases under the Company’s 2013 Employee Stock Purchase Plan (the ESPP) is recorded at the estimated fair value of the purchase as of the plan enrollment date and is recognized as expense on a straight-line basis over the applicable six-month ESPP offering period. The estimation of fair value for stock-based compensation requires management to make estimates and judgments about, among other things, employee exercise behavior, forfeiture rates and volatility of the Company’s common stock. The judgments directly affect the amount of compensation expense that will be recognized.

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

Long-Lived Assets

The Company regularly reviews the carrying value and estimated lives of all of its long-lived assets, including property and equipment, to determine whether indicators of impairment may exist which warrant adjustments to carrying values or estimated useful lives. The determinants used for this evaluation include management’s estimate of the asset’s ability to generate positive income from operations and positive cash flow in future periods, as well as the strategic significance of the assets to the Company’s business objective. Should an impairment exist, the impairment loss would be measured based on the excess of the carrying amount of the asset’s fair value. The Company has not recognized any impairment losses through September 30, 2019.

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

The Collaboration Agreement was terminated, effective September 30, 2019, and the Company will not receive any future milestone, royalty or profit and loss sharing payments under the Collaboration Agreement.

See Note 8 – Collaboration and License Agreements for further information.

Research and Development Expenses

All research and development costs are expensed as incurred.

Income Taxes

The Company’s policy related to accounting for uncertainty in income taxes prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. As of December 31, 2018, there are no unrecognized tax benefits included in the condensed balance sheet that would, if recognized, affect the Company’s effective tax rate, and the Company has noted no material changes through September 30, 2019. The Company has not recognized interest and penalties in the condensed balance sheets or condensed statements of operations and comprehensive loss. The Company is subject to U.S. and California taxation. As of December 31, 2018, the Company’s tax years beginning 2005 to date are subject to examination by taxing authorities.

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

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because to do so would be anti-dilutive (in thousands):

	September 30,
	2019	2018
Warrants to purchase common stock	13	13
Common stock options issued and outstanding	2,094	5,370
RSUs outstanding	1,540	—
Shares issuable upon conversion of convertible note payable	—	2,658
ESPP shares pending issuance	—	18
Total	3,647	8,059

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

Below is a summary of assets, including cash, cash equivalents and marketable securities, measured at fair value as of September 30, 2019 and December 31, 2018 (in thousands):

		Fair Value Measurements Using
	September 30, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash	$2,446	$2,446	$—	$—
Money market funds	9,725	9,725	—	—
Corporate debt securities	10,511		10,511	—
Total	$22,682	$12,171	$10,511	$—

		Fair Value Measurements Using
	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash	$2,072	$2,072	$—	$—
Money market funds	8,000	8,000	—	—
Corporate debt securities	30,620	—	30,620	—
Total	$40,692	$10,072	$30,620	$—

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

The Company invests its excess cash in money market funds and debt instruments of financial institutions, corporations, government sponsored entities and municipalities. The following tables summarize the Company’s marketable securities (in thousands):

As of September 30, 2019	Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Corporate debt securities	1 or less	$4,367	$1	$—	$4,368
Total		$4,367	$1	$—	$4,368

As of December 31, 2018	Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Corporate debt securities	1 or less	$29,144	$—	$(17)	$29,127
Total		$29,144	$—	$(17)	$29,127

5.	Property and Equipment

Property and equipment consist of the following (in thousands):

	September 30,	December 31,
	2019	2018
Furniture and fixtures	$334	$334
Equipment	166	208
Leasehold improvements	147	147
	647	689
Less accumulated depreciation and amortization	(545)	(535)
Total	$102	$154

6.	Note Payable

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

Common Stock

On August 2, 2018, the Company entered into an At Market Issuance Sales Agreement (the Sales Agreement) with Stifel, Nicolaus & Company, Incorporated (Stifel), pursuant to which the Company may sell from time to time, at its option, up to an aggregate of $35.0 million of shares of its common stock through Stifel, as sales agent. Sales of the Company’s common stock made pursuant to the Sales Agreement, if any, will be made on The Nasdaq Global Market (Nasdaq), under the Company’s Registration Statement on Form S-3 filed on August 17, 2017 and declared effective by the SEC on November 9, 2017, by means of ordinary brokers’ transactions at market prices. Additionally, under the terms of the Sales Agreement, the Company may also sell shares of its common stock through Stifel, on Nasdaq or otherwise, at negotiated prices or at prices related to the prevailing market price. The Company will pay a commission rate equal to up to 3.0% of the gross sales price per share sold. As of September 30, 2019, the Company has incurred legal and accounting costs of $0.1 million related to the Sales Agreement, which are recorded in other assets on the balance sheet until such time as the Company issues shares pursuant to the Sales Agreement. As of September 30, 2019, no shares were issued pursuant to the Sales Agreement.

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

Stock Options

The following table summarizes the Company’s stock option activity under all stock option plans for the nine months ended September 30, 2019 (options in thousands):

	Total Options	Weighted- Average Exercise Price
Balance at December 31, 2018	5,385	$5.20
Granted	1,694	1.87
Exercised	—	—
Forfeited/cancelled/expired	(4,985)	4.61
Balance at September 30, 2019	2,094	$3.90

Restricted Stock Units

In August 2019, the Company effected a one-time option exchange, wherein certain employees were offered the opportunity to exchange eligible outstanding stock options, whether vested or unvested, with exercise prices that are significantly higher than the current fair market value of the Company’s common stock for the grant of a lesser number of RSUs. The participants received one new RSU for every two stock options tendered for exchange. As a result, 3,200,375 stock options were exchanged for 1,600,186 RSUs. The RSUs have a one-year vesting schedule or vest upon a Change of Control, an employee’s termination without Cause, or resignation for Good Reason as defined in the 2013 Incentive Award Plan. The one-time option exchange was accounted for as a modification of the original award, and the difference in the fair value of the cancelled options immediately prior to the cancellation and the fair value of the modified options resulted in incremental value of approximately $0.1 million, which was calculated using the Black-Scholes-Merton option pricing model.  Total stock-based compensation expense to be recognized over the requisite service period is equal to remaining unrecognized expense for the exchanged option, as of the exchange date, plus the incremental value of the modification to the award and is expected to be recorded over the one-year service term commencing August 1, 2019.

The following table summarizes the Company’s RSU activity under all equity plans for the nine months ended September 30, 2019 (RSUs in thousands):

	Total RSUs	Weighted-Average Grant Date Fair Value per Share
Balance at December 31, 2018	—	$—
Granted	1,600	0.31
Vested	—	—
Forfeited/cancelled/expired	(60)	0.31
Balance at September 30, 2019	1,540	$0.31

Stock-Based Compensation

The Company recorded stock-based compensation of $1.2 million and $0.9 million for the three months ended September 30, 2019 and 2018, respectively, and $3.2 million and $2.9 million for the nine months ended September 30, 2019 and 2018, respectively.

Common Stock Reserved for Future Issuance

The following shares of common stock were reserved for future issuance at September 30, 2019 (in thousands):

Warrants to purchase common stock	13
Common stock options issued and outstanding	2,094
Common stock authorized for future option grants	3,071
RSUs outstanding	1,540
Common stock authorized for the ESPP	489
Total	7,207

8.	Collaboration and License Agreements

In December 2016, the Company entered into the Collaboration Agreement, pursuant to which the Company granted Novartis an exclusive option to collaborate with the Company to develop products containing emricasan. Pursuant to the Collaboration Agreement, the Company received a non-refundable upfront payment of $50.0 million from Novartis.

In May 2017, Novartis exercised its option under the Collaboration Agreement. In July 2017, the Company received a $7.0 million option exercise payment, at which time the license under the Collaboration Agreement became effective (the License Effective Date). The Company and Novartis entered into an amendment to the Collaboration Agreement, pursuant to which they mutually agreed to terminate the Collaboration Agreement in September 2019.

Under the Collaboration Agreement, the Company was eligible to receive up to an aggregate of $650.0 million in milestone payments over the term of the Collaboration Agreement, contingent on the achievement of certain development, regulatory and commercial milestones, as well as royalties or profit and loss sharing on future product sales in the United States, if any.

Novartis was to pay 50% of the Company’s Phase 2b and observational study costs pursuant to an agreed upon budget. Upon completion of the ongoing Phase 2b trials, Novartis would have assumed 100% of the observational study costs and full responsibility for emricasan’s Phase 3 development and all combination product development. Due to the termination of the Collaboration Agreement, the Company will not receive any future milestone, royalty or profit and loss sharing payments under the Collaboration Agreement.

Pursuant to the terms of termination, the Company and Novartis will continue to share the costs of the Phase 2b trials equally until December 31, 2019 and Novartis will pay up to $150,000 for its share of the costs of the Phase 2b trials, if any, in 2020. The Company accounted for the termination of the Collaboration Agreement as a contract modification of an existing contract as the remaining services are not distinct and, therefore, form part of a single performance obligation that is partially satisfied as of the contract modification date.  The Company recognized $0.1 million on a cumulative catch-up basis on the contract modification date.

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

Under the Collaboration Agreement, there were two significant performance obligations: the license and the research and development services, but the license was not distinct from the research and development services as Novartis could not obtain value from the license without the research and development services, which the Company was uniquely able to perform. The Company concluded that progress towards completion of the performance obligations related to the Collaboration Agreement was best measured in an amount proportional to the collaboration expenses incurred and the total estimated collaboration expenses. The transaction price recognized as revenue under the Collaboration Agreement consists of the upfront payment, option exercise fee, deemed revenue from the premium paid by Novartis under the Investment Agreement and estimated reimbursable research and development costs. Certain expenses directly related to execution of the Collaboration Agreement were capitalized as assets on the balance sheet and are being expensed in a manner consistent with the methodology used for recognizing revenue.

A reconciliation of the opening and closing balances of deferred revenue related to the Collaboration Agreement, which represents the unrecognized balance of the transaction price, is as follows (in thousands):

Deferred Revenue
Balance at December 31, 2018	$12,890
Additions to deferred revenue	8,705
Revenue recognized	(21,191)
Balance at September 30, 2019	$404

The Company expects to recognize deferred revenue related to the Collaboration Agreement within one year.

A reconciliation of the opening and closing balances of deferred costs related to execution of the Collaboration Agreement is as follows (in thousands):

Deferred Costs
Balance at December 31, 2018	$310
Costs recognized	(300)
Balance at September 30, 2019	$10

The Company expects to recognize deferred costs related to execution of the Collaboration Agreement within one year.

9.	Commitments

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

As of September 30, 2019, the Company’s ROU assets and liabilities related to the Lease and the First Lease Amendment are as follows (in thousands):

ROU assets (included in other assets)	$355

Current portion of lease liabilities	$439
Lease liabilities, less current portion	—
Total lease liabilities	$439

The following table reconciles the undiscounted cash flows for the periods presented below to the operating lease liabilities recorded in the condensed balance sheet as of September 30, 2019 (in thousands):

Remaining in 2019	$111
2020	351
Total lease payments	462
Present value adjustment	(23)
Total lease liabilities	$439

Rent expense was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Operating lease	$94	$94	$283	$283
Short-term leases	14	12	51	16
Total	$108	$106	$334	$299

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

In June 2019, the Company announced a restructuring plan that included reducing staff and suspending development of its inflammasome disease candidate, CTS-2090, in order to extend the Company’s resources. As a result, during the three months ended June 30, 2019, the Company recognized one-time employee severance expenses of $1.2 million, which were included in accounts payable and accrued expenses on the balance sheet, and noncash stock compensation expenses related to accelerated vesting of certain employee stock options of $0.3 million, both of which were recorded as operating expenses on the statement of operations and comprehensive loss. As of September 30, 2019, the Company has paid $1.0 million of the accrued employee severance expenses of $1.2 million.

In September 2019, the Company announced a second restructuring plan that included reducing additional staff.  As a result, during the three months ended September 30, 2019, the Company recognized one-time employee severance expenses of $0.9 million, which were included in accounts payable and accrued expenses on the balance sheet, and noncash stock compensation expenses related to accelerated vesting of certain employee stock options of $0.3 million, both of which were recorded as operating expenses on the statement of operations and comprehensive loss.  In October 2019, the Company paid $0.8 million of the severance expenses.

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

In June 2019, we announced that top-line results from our ENCORE-LF clinical trial of emricasan did not meet the primary endpoint, and we are discontinuing further treatment of patients enrolled in the ENCORE-LF clinical trial. In addition, results from the 24-week extension in our ENCORE-PH clinical trial of emricasan were consistent with results from the initial 24-week treatment period and did not meet predefined objectives. In March 2019, we announced that top-line results from the ENCORE-NF clinical trial of emricasan also did not meet the primary endpoint. We are currently in the process of completing closeout activities for our ongoing clinical trials and plan to discontinue development of emricasan.

We and Novartis entered into an amendment to the Collaboration Agreement, pursuant to which we mutually agreed to terminate the Collaboration Agreement in September 2019. Therefore, we will not receive any future milestone, royalty or profit and loss sharing payments under the Collaboration Agreement.  Pursuant to the terms of termination, Novartis and Conatus will continue to share the costs of the Phase 2b trials equally until December 31, 2019 and Novartis will pay up to $150,000 for its share of the costs of the Phase 2b trials, if any, in 2020.

In connection with the decision to discontinue development of emricasan, we also commenced a restructuring plan in June 2019 that included reducing staff by approximately 40% and suspending development of our inflammasome disease candidate, CTS-2090, and a restructuring plan in September 2019 that included reducing staff by another approximately 40% in order to extend our resources. We also engaged a financial advisor to assist in the exploration and evaluation of strategic alternatives to enhance shareholder value, including a merger, an acquisition or sale of assets or a dissolution and liquidation of the company. However, there can be no assurance any transaction will result from our evaluation of strategic alternatives.

Since our inception, our primary activities have been organizational activities, including recruiting personnel, conducting research and development, including clinical trials, and raising capital. We have no products approved for sale, and we have not generated any revenues from product sales to date. We have never been profitable and have incurred significant operating losses since our inception. We incurred net losses of $18.0 million and $17.4 million for the years ended December 31, 2018 and 2017, respectively, and $8.7 million for the nine months ended September 30, 2019. As of September 30, 2019, we had an accumulated deficit of $195.3 million.

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

As of September 30, 2019, we had cash, cash equivalents and marketable securities of $22.7 million. Although it is difficult to predict future liquidity requirements, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operations for at least the next 12 months from the date of the filing of this Form 10-Q. We will need to raise additional capital to fund further operations. We may obtain additional financing in the future through the issuance of our common stock in future public offerings, through other equity or debt financings or through collaborations or partnerships with other companies.

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

Financial Overview

Revenues

Our revenues to date have been generated primarily from the Collaboration Agreement. Under the terms of the Collaboration Agreement, we received an upfront payment of $50.0 million. In May 2017, Novartis exercised its option, and we received a $7.0 million option exercise payment in July 2017. In September 2019, we and Novartis entered into an amendment to the Collaboration Agreement, pursuant to which we mutually agreed to terminate the Collaboration Agreement.  We were eligible to receive up to $650.0 million in additional payments for development, regulatory and commercial sales milestones, as well as royalties or profit and loss sharing on future product sales in the United States, if any. However, due to its termination, we will not receive any future milestone, royalty or profit and loss sharing payments under the Collaboration Agreement.

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

We have no products approved for sale, and we have not generated any revenues from product sales to date. We have not submitted any product candidate for regulatory approval. If we fail to achieve clinical success for our product candidates in a timely manner and/or obtain regulatory approval for such product candidates, or to successfully develop other product candidates, our ability to generate future revenues would be materially adversely affected. We have no further clinical development plans for emricasan other than completing the clinical trials for which we were responsible under the Collaboration Agreement, and we are not currently developing any other product candidates.

Research and Development Expenses

The majority of our operating expenses to date have been incurred in research and development activities. Starting in late 2011, research and development expenses have been focused on the development of emricasan. Since acquiring emricasan in 2010, we have incurred $167.5 million of research and development expenses in the development of emricasan through September 30, 2019. Our business model has been focused on the development of emricasan in various liver diseases in collaboration with Novartis and the development of CTS-2090 for diseases involving inflammasome pathways. Our research and development expenses consist primarily of:

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

Research and development expenditures will continue to be significant as we continue closeout activities of emricasan, primarily consisting of closeout activities for the ENCORE-LF trial, through the end of 2019. We do not have any plans for further development of emricasan.

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

There were no significant changes during the nine months ended September 30, 2019 to the critical accounting policies described in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the SEC on March 8, 2019.

Results of Operations

Comparison of the Three Months Ended September 30, 2019 and 2018

Total Revenues

Total revenues were $3.4 million for the three months ended September 30, 2019, as compared to $7.7 million for the same period in 2018. The decrease of $4.3 million was primarily due to lower revenues under the Collaboration Agreement due to lower emricasan-related research and development expenses.

Research and Development Expenses

Research and development expenses were $4.7 million for the three months ended September 30, 2019, as compared to $9.7 million for the same period in 2018. The decrease of $5.0 million was primarily due to lower spending related to our ENCORE clinical trials and lower personnel costs, partially offset by recognition of severance and noncash stock compensation costs for research and development employees related to our restructuring plan announced in September 2019.

General and Administrative Expenses

General and administrative expenses were $2.0 million for the three months ended September 30, 2019, as compared to $2.7 million for the same period in 2018. The decrease of $0.7 million was primarily due to lower personnel costs resulting from the restructuring plan announced in June 2019.

Changes in components of Other Income (Expense) were as follows:

Interest Income

Interest income was $119,000 for the three months ended September 30, 2019, as compared to $253,000 for the same period in 2018. Interest income consisted of interest earned on our cash, cash equivalents and marketable securities and fluctuates based on changes in investment balances and interest rates.

Interest Expense

Interest expense was $0 for the three months ended September 30, 2019, as compared to $189,000 for the same period in 2018. The decrease was due to lower interest expense related to the Novartis Note, which was converted, at our option, into shares of our common stock in December 2018.

Other Income (Expense)

Other income was $11,000 for the three months ended September 30, 2019, as compared to $5,000 for the same period in 2018. Other income (expense) represents non-operating transactions such as those caused by currency fluctuations between transaction dates and settlement dates.

Comparison of the Nine Months Ended September 30, 2019 and 2018

Total Revenues

Total revenues were $21.2 million for the nine months ended September 30, 2019, as compared to $26.2 million for the same period in 2018. The decrease of $5.0 million was primarily due to the following: (i) lower revenues under the Collaboration Agreement due to lower emricasan-related research and development expenses, (ii) partially offset by a net cumulative catch-up in revenue recognized under the Collaboration Agreement related to a reduction in the estimated total collaboration expenses resulting in an increase in the percentage of completion under the Collaboration Agreement, net of a reduction in the transaction price due to a decrease in the estimated total reimbursable expenses under the Collaboration Agreement.

Research and Development Expenses

Research and development expenses were $22.7 million for the nine months ended September 30, 2019, as compared to $32.5 million for the same period in 2018. The decrease of $9.8 million was primarily due to lower spending related to our ENCORE clinical trials, manufacturing and preclinical activities, and lower personnel costs, partially offset by the recognition of severance and noncash stock compensation costs for research and development employees related to our restructuring plans announced in June and September 2019.

General and Administrative Expenses

General and administrative expenses were $7.7 million for the nine months ended September 30, 2019, as compared to $8.0 million for the same period in 2018. The decrease of $0.3 million was primarily due to lower personnel costs resulting from the restructuring plan announced in June 2019.

Changes in components of Other Income (Expense) were as follows:

Interest Income

Interest income was $491,000 for the nine months ended September 30, 2019, as compared to $730,000 for the same period in 2018. Interest income consisted of interest earned on our cash, cash equivalents and marketable securities and fluctuates based on changes in investment balances and interest rates.

Interest Expense

Interest expense was $0 for the nine months ended September 30, 2019, as compared to $561,000 for the same period in 2018. The decrease was due to lower interest expense related to the Novartis Note, which was converted, at our option, into shares of our common stock in December 2018.

Other Income (Expense)

Other income was $14,000 for the nine months ended September 30, 2019, as compared to other expense of $1,000 for the same period in 2018. Other income (expense) represents non-operating transactions such as those caused by currency fluctuations between transaction dates and settlement dates.

Liquidity and Capital Resources

Since inception, we have incurred losses and negative cash flows from operating activities, except for the year ended December 31, 2016, where we had positive net cash flows from operating activities due to the upfront payment related to the Collaboration Agreement. As of September 30, 2019, we had an accumulated deficit of $195.3 million. We anticipate that we will continue to incur net losses as we continue closeout activities of emricasan and evaluate strategic alternatives to enhance shareholder value.

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

At September 30, 2019, we had cash, cash equivalents and marketable securities of $22.7 million. We believe our existing cash, cash equivalents and marketable securities will be sufficient to fund our operations for at least the next 12 months from the date of the filing of this Form 10-Q. To fund further operations, we will need to raise additional capital. We plan to continue to fund losses from operations and capital funding needs through future equity and debt financing, as well as potential collaborations or partnerships with other companies. The sale of additional equity or convertible debt could result in additional dilution to our stockholders. The incurrence of indebtedness would result in debt service obligations and could result in operating and financing covenants that would restrict our operations. No assurances can be provided that financing will be available in the amounts we need or on terms acceptable to us, if at all. If we are not able to secure adequate additional funding, we may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. We have engaged a financial advisor to assist in the exploration and evaluation of strategic alternatives to enhance shareholder value, including a merger, an acquisition or sale of assets or a dissolution and liquidation of the company. A strategic transaction would also likely result in substantial dilution to our stockholders and could result in other restrictions that may affect our business. Any of these actions could materially harm our business, results of operations and future prospects.

The following table sets forth a summary of the net cash flow activity for each of the periods set forth below (in thousands):

	Nine Months Ended September 30,
	2019	2018
Net cash used in operating activities	$(18,220)	$(25,819)
Net cash provided by investing activities	24,965	22,742
Net cash provided by financing activities	4	306
Net increase (decrease) in cash and cash equivalents	$6,749	$(2,771)

Net cash used in operating activities was $18.2 million and $25.8 million for the nine months ended September 30, 2019 and 2018, respectively. The primary use of cash was to fund our operations related to the development of emricasan, as well as internally developed product candidates, including CTS-2090.

Net cash provided by investing activities was $25.0 million and $22.7 million for the nine months ended September 30, 2019 and 2018, respectively, which consisted primarily of proceeds from maturities of marketable securities, partially offset by cash used to purchase marketable securities.

Net cash provided by financing activities was $4,000 for the nine months ended September 30, 2019. Net cash provided by financing activities was $306,000 for the nine months ended September 30, 2018, which consisted primarily of proceeds from stock issuances related to the exercise of stock options and the employee stock purchase plan.

Contractual Obligations and Commitments

As of September 30, 2019, there have been no material changes outside the ordinary course of our business to the contractual obligations we reported in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Commitments” in our annual report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 8, 2019.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In June 2019, we announced that top-line results from our ENCORE-LF clinical trial of emricasan did not meet the primary endpoint, and we are discontinuing further treatment of patients enrolled in the ENCORE-LF clinical trial. In addition, results from the 24-week extension in our ENCORE-PH clinical trial of emricasan were consistent with results from the initial 24-week treatment period and did not meet predefined objectives. Previously, in March 2019, we announced that top-line results from the Phase 2b ENCORE-NF clinical trial of emricasan also did not meet the primary endpoint. Consequently, we and Novartis Pharma AG, or Novartis, have no further development plans for emricasan, and we and Novartis entered into an amendment to the Option, Collaboration and License Agreement, or the Collaboration Agreement, with Novartis, pursuant to which we mutually agreed to terminate the Collaboration Agreement, effective September 30, 2019

In connection with the recent emricasan clinical trial results and plans to evaluate strategic alternatives, we commenced a restructuring plan in June 2019 that included reducing staff by approximately 40% and suspending development of our inflammasome disease candidate, CTS-2090, and another restructuring plan in September 2019 that included further reducing staff by approximately 40%, in order to extend our resources.

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

There can be no assurance that the process to identify a strategic transaction will result in a successfully consummated transaction. If no transaction is completed, our board of directors may decide to pursue a dissolution and liquidation of our company. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such decision and, ultimately, such liquidation, since the amount of cash available for distribution continues to decrease as we fund our operations while we evaluate our strategic alternatives. In addition, if our board of directors were to approve and recommend, and our stockholders were to approve, a dissolution and liquidation of our company, we would be required under Delaware corporate law to pay our outstanding obligations, as well as to make reasonable provision for contingent and unknown obligations, prior to making any distributions in liquidation to our stockholders. Our commitments and contingent liabilities may include (i) regulatory and clinical obligations, including those under the Collaboration Agreement; (ii) obligations under our employment and related agreements with certain employees that provide for severance and other payments following a termination of employment occurring for various reasons, including a change in control of our company; (iii) potential litigation against us, and other various claims and legal actions arising in the ordinary course of business; and (iv) non-cancelable facility lease obligations. As a result of this requirement, a portion of our assets may need to be reserved pending the resolution of such obligations. In addition, we may be subject to litigation or other claims related to a dissolution and liquidation of our company. If a dissolution and liquidation were pursued, our board of directors, in consultation with its advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve. Accordingly, holders of our common stock could lose all or a significant portion of their investment in the event of a liquidation, dissolution or winding up of our company.

We are substantially dependent on our remaining employees to facilitate the consummation of a strategic transaction. We could lose such key employees, in particular, as a result of the recent emricasan trial results and the restructuring plans we commenced in June 2019 and September 2019.

In order to extend our resources, we commenced a restructuring plan in June 2019 that included reducing staff by approximately 40% and suspending development of our inflammasome disease candidate, CTS-2090, and another restructuring plan in September 2019 that included further reducing staff by another approximately 40%. Our cash conservation activities may yield unintended consequences, such as attrition beyond our planned reduction in workforce and reduced employee morale, which may cause remaining employees to seek alternative employment. Our ability to successfully complete a strategic transaction depends in large part on our ability to retain certain of our remaining personnel. Despite our efforts to retain these employees, one or more may terminate their employment with us on short notice. The loss of the services of any of these employees could potentially harm our ability to evaluate and pursue strategic alternatives, as well as fulfill our reporting obligations as a public company.

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

Risks Related to Our Business and Industry

Although we have suspended our research and development activities related to emricasan, if we resume the clinical development of emricasan, our business may be dependent on the success of a single clinical-stage product candidate, emricasan, which will require significant additional clinical testing before we can seek regulatory approval and potentially launch commercial sales.

Although we have suspended our research and development activities related to emricasan, if we resume the clinical development of emricasan, our future success will depend on our ability to obtain regulatory approval for, and then successfully commercialize, our only clinical-stage product candidate, emricasan. We have not completed the development of any product candidates. We generate no revenues from sales of any drugs, and we may never be able to develop a marketable drug. Emricasan will require additional clinical and non-clinical development, regulatory review and approval in multiple jurisdictions, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenues from product sales.

We entered into the Collaboration Agreement with Novartis pursuant to which we granted Novartis an exclusive license to collaborate with us to develop products containing emricasan either as a single active ingredient or in combination with other Novartis compounds for liver cirrhosis or liver fibrosis. In June 2019, we announced that top-line results from our ENCORE-LF clinical trial of emricasan did not meet the primary endpoint, and we are discontinuing further treatment of patients enrolled in the ENCORE-LF clinical trial. In addition, results from the 24-week extension in our ENCORE-PH clinical trial of emricasan were consistent with results from the initial 24-week treatment period and did not meet predefined objectives. Previously, in March 2019, we announced that top-line results from the Phase 2b ENCORE-NF clinical trial of emricasan also did not meet the primary endpoint. Consequently, we and Novartis entered into an amendment to the Collaboration Agreement, pursuant to which we mutually agreed to terminate the Collaboration Agreement, and we have no further development plans for emricasan.

If we resume clinical development of emricasan, there is no guarantee that future clinical trials will be completed on time or at all or that any future clinical trials will commence on time or at all, and the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials. Even if such regulatory authorities agree with the design and implementation of our clinical trials, we cannot guarantee you that such regulatory authorities will not change their requirements in the future. In addition, even if future clinical trials are successfully completed, we cannot guarantee that the FDA or foreign regulatory authorities will interpret the results as we do, and more trials would likely be required before we submit emricasan for approval. To the extent that the results of the clinical trials are not satisfactory to the FDA or foreign regulatory authorities for support of a marketing application, approval of emricasan may be significantly delayed, or we may be required to expend significant additional resources, which may not be available to us, to conduct additional trials in support of potential approval of emricasan.

If we resume clinical development of emricasan, we cannot anticipate when or if we will seek regulatory review of emricasan for any indication. We have not previously submitted a new drug application, or NDA, to the FDA, or similar drug approval filings to comparable foreign authorities. An NDA must include extensive preclinical and clinical data and supporting information to establish the product candidate’s safety and effectiveness for each desired indication. An NDA must also include significant information regarding the chemistry, manufacturing and controls for the product. Obtaining approval of an NDA is a lengthy, expensive and uncertain process and may not be obtained. We have not received marketing approval for any product candidate, and we cannot be certain that emricasan will be successful in future clinical trials or receive regulatory approval for any indication. If we do not receive regulatory approvals for and successfully commercialize emricasan on a timely basis or at all, we may not be able to continue our operations. Even if we successfully obtain regulatory approvals to market emricasan, our revenues will be dependent on the ability to commercialize emricasan as well as the size of the markets in the territories for which we gain regulatory approval and have commercial rights.

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

Risks Related to Our Reliance on Third Parties

Since we and Novartis terminated the Collaboration Agreement, we will not receive any future milestone, royalty or profit and loss sharing payments under the Collaboration Agreement, and we may not be able to enter into a similar agreement on favorable terms, or at all.

In June 2019, we announced that top-line results from our ENCORE-LF clinical trial of emricasan did not meet the primary endpoint, and we are discontinuing further treatment of patients enrolled in the ENCORE-LF clinical trial. In addition, results from the 24-week extension in our ENCORE-PH clinical trial of emricasan were consistent with results from the initial 24-week treatment period and did not meet predefined objectives. Previously, in March 2019, we announced that top-line results from the Phase 2b ENCORE-NF clinical trial of emricasan also did not meet the primary endpoint. Consequently, we and Novartis entered into an amendment to the Collaboration Agreement, pursuant to which we mutually agreed to terminate the Collaboration Agreement in September 2019.

As a result, we will not receive additional milestones under the Collaboration Agreement, and we may be unable to raise the additional capital required to further develop and commercialize emricasan, if we resume development, or enter into a collaboration agreement with another pharmaceutical company with equivalent or comparable terms, or at all. Further, any delays in entering into new strategic partnership agreements related to emricasan could delay the development and commercialization of emricasan, which would harm our business, prospects, financial condition and results of operations. In addition, a strategic transaction may not result in any future development and commercialization of emricasan, which would harm our business, prospects, financial condition and results of operations.

Risks Related to Our Financial Position and Capital Requirements

To conserve capital, we may undertake additional workforce and cost reduction activities in the future. These activities may cause us to be unable to fully support and manage our operations.

In June 2019 and September 2019, we implemented restructuring plans to conserve capital, and we may, in the future, need to undertake additional workforce reductions or restructuring activities. As a result of the reduction in our workforce, we face an increased risk of employment litigation. We also need to effectively manage our operations and facilities. Following our workforce reductions in June 2019 and September 2019, it is possible that our infrastructure may be inadequate to support our future efforts and business strategy or to maintain operational, financial and management controls and reporting systems and procedures. If we cannot successfully manage our operations, we may be unsuccessful in executing our business strategy, including potential strategic alternatives.

Risks Related to Ownership of our Common Stock

If we are not able to comply with the applicable continued listing requirements or standards of The Nasdaq Global Market, our common stock could be delisted.

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

EXHIBIT INDEX

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation

3.2(1)	Amended and Restated Bylaws

4.1(2)	Specimen Common Stock Certificate

4.2(3)	First Amended and Restated Investor Rights Agreement, dated February 9, 2011

4.3(2)	Form of Warrant issued to lenders under the Loan and Security Agreement, dated July 3, 2013, by and among the Registrant, Oxford Finance LLC, Silicon Valley Bank and the other lenders party thereto

10.1(4)	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the Conatus Pharmaceuticals Inc. 2013 Incentive Award Plan

10.2(4)	Amendment to Employment Agreement, dated July 31, 2019, by and between Steven J. Mento, Ph.D. and the Registrant

10.3	Amendment to Employment Agreement, dated July 31, 2019, by and between Keith W. Marshall, Ph.D. and the Registrant

10.4	Amendment to Employment Agreement, dated July 31, 2019, by and between Alfred P. Spada, Ph.D. and the Registrant

10.5	Amendment to Employment Agreement, dated July 31, 2019, by and between Michelle L. Vandertie and the Registrant

10.6	General Release of Claims, dated July 1, 2019, by and between Edward F. Smith, III, Ph.D. and the Registrant

10.7	General Release of Claims, dated July 1, 2019, by and between Daniel L. Ripley and the Registrant

10.8	General Release of Claims, dated October 1, 2019, by and between David T. Hagerty, M.D. and the Registrant

10.9(5)*	Amendment to Option, Collaboration and License Agreement, dated September 30, 2019, by and between Novartis Pharma AG and the Registrant

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

32.1**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 1, 2013.
(2)	Incorporated by reference to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-189305), filed with the SEC on July 8, 2013.
(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-189305), filed with the SEC on June 14, 2013.
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 1, 2019.
(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 4, 2019.
*	The schedules to the agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule will be furnished to the SEC upon request.
**

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

CONATUS PHARMACEUTICALS INC.

Date: November 5, 2019	/s/ Steven J. Mento, Ph.D.
Steven J. Mento, Ph.D.
President and Chief Executive Officer
(principal executive officer)

Date: November 5, 2019	/s/ Keith W. Marshall, Ph.D.
Keith W. Marshall, Ph.D.
Executive Vice President, Chief Operating Officer and Chief Financial Officer
(principal financial officer)