Form 10-Q
period 2020-03-31
Conatus Pharmaceuticals Inc.
filed 2020-05-01
CIK 1383701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020

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

As of April 27, 2020, the registrant had 33,170,487 shares of common stock ($0.0001 par value) outstanding.

CONATUS PHARMACEUTICALS INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Conatus Pharmaceuticals Inc.

Condensed Balance Sheets

(In thousands, except par value data)

(Unaudited)

	March 31,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$18,049	$20,703
Collaboration receivables	—	122
Prepaid and other current assets	591	781
Total current assets	18,640	21,606
Other assets	147	221
Total assets	$18,787	$21,827
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$665	$1,064
Accrued compensation	251	238
Current portion of lease liabilities	229	338
Total current liabilities	1,145	1,640
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 200,000 shares authorized; 33,170 shares issued and outstanding at March 31, 2020 and December 31, 2019	3	3
Additional paid-in capital	219,134	218,198
Accumulated deficit	(201,495)	(198,014)
Total stockholders’ equity	17,642	20,187
Total liabilities and stockholders’ equity	$18,787	$21,827

See accompanying notes to condensed financial statements.

Conatus Pharmaceuticals Inc.

Condensed Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenues:
Collaboration revenue	$—	$7,024
Total revenues	—	7,024
Operating expenses:
Research and development	66	9,383
General and administrative	3,533	2,591
Total operating expenses	3,599	11,974
Loss from operations	(3,599)	(4,950)
Other income (expense):
Interest income	58	200
Other income (expense)	60	3
Total other income	118	203
Net loss	(3,481)	(4,747)
Other comprehensive income (loss):
Net unrealized gains (losses) on marketable securities	—	20
Comprehensive loss	$(3,481)	$(4,727)
Net loss per share, basic and diluted	$(0.10)	$(0.14)
Weighted average shares outstanding used in computing net loss per share, basic and diluted	33,170	33,165

See accompanying notes to condensed financial statements.

Conatus Pharmaceuticals Inc.

Condensed Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2019	33,170	$3	$218,198	$—	$(198,014)	$20,187
Share-based compensation	—	—	936	—	—	936
Net loss	—	—	—	—	(3,481)	(3,481)
Balance at March 31, 2020	33,170	$3	219,134	$—	$(201,495)	$17,642

Balance at December 31, 2018	33,165	$3	$214,042	$(17)	$(186,629)	$27,399
Share-based compensation	—	—	926	—	—	926
Net loss	—	—	—	—	(4,747)	(4,747)
Unrealized gain on marketable securities	—	—	—	20	—	20
Balance at March 31, 2019	33,165	$3	214,968	$3	$(191,376)	$23,598

See accompanying notes to condensed financial statements.

Conatus Pharmaceuticals Inc.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Operating activities
Net loss	$(3,481)	$(4,747)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	—	20
Stock-based compensation expense	936	926
Amortization of premiums and discounts on marketable securities, net	—	(94)
Changes in operating assets and liabilities:
Collaboration receivables	122	(183)
Prepaid and other current assets	191	453
Accounts payable and accrued expenses	(399)	1,133
Accrued compensation	13	(1,295)
Deferred revenue	—	(3,164)
Lease liabilities, net	(36)	(13)
Net cash used in operating activities	(2,654)	(6,964)
Investing activities
Maturities of marketable securities	—	19,000
Purchase of marketable securities	—	(4,424)
Capital expenditures	—	(9)
Net cash provided by investing activities	—	14,567
Net (decrease) increase in cash and cash equivalents	(2,654)	7,603
Cash and cash equivalents at beginning of period	20,703	11,565
Cash and cash equivalents at end of period	$18,049	$19,168

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

In June 2019, the Company announced that top-line results from its ENCORE-LF clinical trial of emricasan did not meet the primary endpoint. Consequently, the Company and Novartis have no further development plans for emricasan, and the Company and Novartis entered into an amendment to the Collaboration Agreement, pursuant to which the Company and Novartis mutually agreed to terminate the Collaboration Agreement, effective September 30, 2019. In order to extend the Company’s resources, the Company commenced a restructuring plan in June 2019 that included reducing staff and suspending development of its inflammasome disease candidate, CTS-2090, and commenced a second restructuring plan in September 2019 that included reducing additional staff to further extend the Company’s resources. Both restructuring plans were substantially complete as of December 31, 2019. The Company engaged a financial advisor to assist in the exploration and evaluation of strategic alternatives to enhance shareholder value, including a merger, an acquisition or sale of assets or a dissolution and liquidation of the Company. On January 28, 2020, Conatus, Chinook Merger Sub, Inc. (Merger Sub), and Histogen Inc. (Histogen) entered into the Merger Agreement, pursuant to which, among other matters, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Histogen, with Histogen continuing as Conatus’ wholly owned subsidiary and the surviving corporation of the merger.

As of March 31, 2020, the Company has devoted substantially all of its efforts to product development and has not realized product sales revenues from its planned principal operations. The Company has a limited operating history, and the sales and income potential of the Company’s business and market are unproven. The Company has experienced net losses since its inception and, as of March 31, 2020, had an accumulated deficit of $201.5 million. The Company expects to continue to incur net losses for at least the next several years. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure. If the Company is unable to generate revenues adequate to support its cost structure, the Company may need to raise additional equity or debt financing or seek to complete one of the strategic alternatives described above.

The accompanying unaudited interim condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and the rules and regulations of the Securities and Exchange Commission (SEC) related to a quarterly report on Form 10-Q. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations. The unaudited interim condensed financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results for the periods presented. All such adjustments are of a normal and recurring nature. The operating results presented in these unaudited interim condensed financial statements are not necessarily indicative of the results that may be expected for any future periods. These unaudited interim condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2019 included in the Company’s annual report on Form 10-K filed with the SEC on March 11, 2020.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to significant risk on its cash. Additionally, the Company established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity from the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents include cash in readily available checking and money market accounts.

Marketable Securities

The Company classifies its marketable securities as available-for-sale and records such assets at estimated fair value in the condensed balance sheets, with unrealized gains and losses, if any, reported as a component of other comprehensive income (loss) within the condensed statements of operations and comprehensive loss and as a separate component of stockholders’ equity. The Company classifies marketable securities with remaining maturities greater than one year as current assets because such marketable securities are available to fund the Company’s current operations. The Company invests its excess cash balances primarily in corporate debt securities and money market funds with strong credit ratings. Realized gains and losses are calculated on the specific identification method and recorded as interest income. There were no realized gains and losses for the three-month periods ended March 31, 2020 and 2019.

The Company had no investments in marketable securities at March 31, 2020 and December 31, 2019.

Fair Value of Financial Instruments

The carrying amounts of prepaid and other current assets, and accounts payable and accrued expenses are reasonable estimates of their fair value because of the short maturity of these items.

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

See Note 5 – Collaboration and License Agreements for further information.

Research and Development Expenses

All research and development costs are expensed as incurred.

Income Taxes

The Company’s policy related to accounting for uncertainty in income taxes prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. As of December 31, 2019, there are no unrecognized tax benefits included in the condensed balance sheet that would, if recognized, affect the Company’s effective tax rate, and the Company has noted no material changes through March 31, 2020. The Company has not recognized interest and penalties in the condensed balance sheets or condensed statements of operations and comprehensive loss. The Company is subject to U.S. and California taxation. As of December 31, 2019, the Company’s tax years beginning 2005 to date are subject to examination by taxing authorities.

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

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because to do so would be anti-dilutive (in thousands):

	March 31,
	2020	2019
Warrants to purchase common stock	13	13
Common stock options issued and outstanding	1,161	6,759
RSUs outstanding	1,453	—
ESPP shares pending issuance	—	20
Total	2,627	6,792

Recent Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes, as part of its initiative to reduce complexity in accounting standards. The amendments in the ASU are effective for fiscal years beginning after December 15, 2020, including interim periods therein. Early adoption of the standard is permitted, including adoption in interim or annual periods for which financial statements have not yet been issued. As of March 31, 2020, Conatus has not early adopted this ASU. The ASU is currently not expected to have a material impact on its financial statements.

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

Below is a summary of assets, consisting of cash and cash equivalents, measured at fair value as of March 31, 2020 and December 31, 2019 (in thousands):

		Fair Value Measurements Using
	March 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash	$1,154	$1,154	$—	$—
Money market funds	16,895	16,895	—	—
Total	$18,049	$18,049	$—	$—

		Fair Value Measurements Using
	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash	$594	$594	$—	$—
Money market funds	20,109	20,109	—	—
Total	$20,703	$20,703	$—	$—

4.Stockholders’ Equity

Common Stock

On August 2, 2018, the Company entered into an At Market Issuance Sales Agreement (the Sales Agreement) with Stifel, Nicolaus & Company, Incorporated (Stifel), pursuant to which the Company may sell from time to time, at its option, up to an aggregate of $35.0 million of shares of its common stock through Stifel, as sales agent. Sales of the Company’s common stock made pursuant to the Sales Agreement, if any, will be made on The Nasdaq Capital Market (Nasdaq), under the Company’s Registration Statement on Form S-3 filed on August 17, 2017 and declared effective by the SEC on November 9, 2017, by means of ordinary brokers’ transactions at market prices. Additionally, under the terms of the Sales Agreement, the Company may also sell shares of its common stock through Stifel, on Nasdaq or otherwise, at negotiated prices or at prices related to the prevailing market price. The Company will pay a commission rate equal to up to 3.0% of the gross sales price per share sold. As of March 31, 2020, no shares were issued pursuant to the Sales Agreement.

Warrants

In 2013, the Company issued warrants exercisable for 111,112 shares of Series B preferred stock, at an exercise price of $0.90 per share, to Oxford Finance LLC and Silicon Valley Bank in conjunction with the Company’s entry into a loan and security agreement (Lender Warrants). Upon completion of the Company’s initial public offering, the Lender Warrants became exercisable for 13,468 shares of common stock at an exercise price of $7.43 per share. The Lender Warrants will expire on July 3, 2023.

Stock Options

The following table summarizes the Company’s stock option activity under all stock option plans for the three months ended March 31, 2020 (options in thousands):

	Total Options	Weighted- Average Exercise Price
Balance at December 31, 2019	1,299	$3.82
Forfeited/cancelled/expired	(138)	4.34
Balance at March 31, 2020	1,161	$3.76

Restricted Stock Units

In August 2019, the Company effected a one-time option exchange, wherein certain employees were offered the opportunity to exchange eligible outstanding stock options, whether vested or unvested, with exercise prices that are significantly higher than the current fair market value of the Company’s common stock for the grant of a lesser number of RSUs. The participants received one new RSU for every two stock options tendered for exchange. As a result, 3,200,375 stock options were exchanged for 1,600,186 RSUs. The RSUs have a one-year vesting schedule or vest upon a Change of Control, an employee’s termination without Cause, or resignation for Good Reason as defined in the 2013 Incentive Award Plan. The one-time option exchange was accounted for as a modification of the original award, and the difference in the fair value of the cancelled options immediately prior to the cancellation and the fair value of the modified options resulted in incremental value of approximately $0.1 million, which was calculated using the Black-Scholes model. Total stock-based compensation expense to be recognized over the requisite service period is equal to remaining unrecognized expense for the exchanged option, as of the exchange date, plus the incremental value of the modification to the award and is expected to be recorded over the one-year service term commencing August 1, 2019.  At March 31, 2020 and December 31, 2019, 1,453,311 RSUs were outstanding, none of which were vested at such dates.

Stock-Based Compensation

The Company recorded stock-based compensation of $0.9 million for the three months ended March 31, 2020 and 2019.

Common Stock Reserved for Future Issuance

The following shares of common stock were reserved for future issuance at March 31, 2020 (in thousands):

Warrants to purchase common stock	13
Common stock options issued and outstanding	1,161
Common stock authorized for future option grants	4,090
RSUs outstanding	1,453
Common stock authorized for the ESPP	489
Total	7,206

5.	Collaboration and License Agreements

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

Under the Collaboration Agreement, there were two significant performance obligations: the license and the research and development services, but the license was not distinct from the research and development services as Novartis could not obtain value from the license without the research and development services, which the Company was uniquely able to perform. The Company concluded that progress towards completion of the performance obligations related to the Collaboration Agreement was best measured in an amount proportional to the collaboration expenses incurred and the total estimated collaboration expenses. The transaction price recognized as revenue under the Collaboration Agreement consists of the upfront payment, option exercise fee, deemed revenue from the premium paid by Novartis under the Investment Agreement and estimated reimbursable research and development costs. Certain expenses directly related to execution of the Collaboration Agreement were capitalized as assets on the balance sheet and are being expensed in a manner consistent with the methodology used for recognizing revenue.  During the three months ended June 30, 2019, as a result of the decision to discontinue the development of emricasan, the Company significantly reduced the transaction price and the total reimbursable research and development expenses under the Collaboration Agreement.  The net effect of these changes resulted in the recognition of a cumulative catch-up in revenue of $4.6 million, which was recorded as a change in estimate during the three months ended June 30, 2019.

As of December 31, 2019, all deferred revenue and deferred expenses related to the Collaboration Agreement were recognized.

6.	Commitments

Leases

The Company determines if an arrangement is a finance lease, operating lease or short-term lease at inception, or as applicable, and accounts for the arrangement under the relevant accounting literature. Currently, the Company is only party to a non-cancelable office space operating lease and short-term lease arrangements. Under the relevant guidance, the Company recognizes operating lease right-of-use (ROU) assets and liabilities based on the present value of the future minimum lease payments over the lease term at the commencement date, using the Company’s assumed incremental borrowing rate of 12%, and amortizes the ROU assets and liabilities over the lease term. Lease expense for operating leases is recognized on a straight-line basis over the lease term. The Company’s short-term leases are not subject to recognition of a ROU asset or liability or straight-line lease expense requirements.

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

In December 2019, and as amended in March 2020, the Company agreed to sublet the office space, in two phases, under the Lease through September 30, 2020, the reminder of the lease term.  As the carrying value of the ROU asset was in excess of its fair value, based on the sublease income to be received, an impairment loss was recorded on the ROU asset of approximately $50,000.

As of March 31, 2020, the Company’s ROU assets and liabilities related to the Lease and the First Lease Amendment are as follows (in thousands):

ROU assets (included in other assets)	$147

Current portion of lease liabilities	$229
Total lease liabilities	$229

The following table reconciles the undiscounted cash flows for the periods presented below to the operating lease liabilities recorded in the condensed balance sheet as of March 31, 2020 (in thousands):

Total lease payments	234
Present value adjustment	(5)
Total lease liabilities	$229

Rent expense was as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Operating lease	$95	$95
Short-term leases	5	17
Total	$100	$112

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

7.	COVID-19 Pandemic

The continued spread of the COVID-19 pandemic is affecting the United States and global economies and may affect the Company’s operations. Additionally, while the potential economic impact brought by, and the duration of, the COVID-19 pandemic is difficult to assess or predict, the impact of the COVID-19 pandemic on the global financial markets may reduce the Company’s ability to access capital, which could negatively impact the Company’s short-term and long-term liquidity. The ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change. The Company does not yet know the full extent of potential delays or impacts on its business, financing or on healthcare systems or the global economy as a whole. However, these effects could have a material impact on the Company’s liquidity, capital resources, operations and business.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis and the unaudited interim condensed financial statements included in this quarterly report on Form 10-Q should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2019 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in Conatus’ annual report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 11, 2020.

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained in this quarterly report, including statements regarding Conatus’ future results of operations and financial position, business strategy, prospective products, product approvals, research and development costs, timing and likelihood of success, plans and objectives of management for future operations and future results of anticipated products, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause Conatus’ actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this quarterly report are only predictions. Conatus has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that Conatus believes may affect its business, financial condition and results of operations. These forward-looking statements speak only as of the date of this quarterly report and are subject to a number of risks, uncertainties and assumptions, including those described in Part II, Item 1A, “Risk Factors.” The events and circumstances reflected in Conatus’ forward-looking statements may not be achieved or occur, and actual results could differ materially from those projected in the forward-looking statements. Moreover, Conatus operates in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. Except as required by applicable law, Conatus does not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

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

On January 28, 2020, Conatus, Chinook Merger Sub, Inc., or Merger Sub, and Histogen Inc., or Histogen, entered into the Merger Agreement, pursuant to which, among other matters, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Histogen, with Histogen continuing as Conatus’ wholly owned subsidiary and the surviving corporation of the merger.

At the effective time of the merger, or the Effective Time, each share of Histogen’s common stock and Histogen’s preferred stock outstanding immediately prior to the Effective Time (excluding certain shares to be canceled pursuant to the Merger Agreement, and shares held by Histogen stockholders who have exercised and perfected appraisal rights will be converted into the right to receive approximately 1.4750 shares of Conatus’ common stock, subject to adjustment to account for the reverse stock split of Conatus common stock that is expected to occur prior to and in connection with the Effective Time. Pursuant to the Conatus reverse stock split, the issued shares of Conatus’ common stock immediately prior to the split effective time will be reclassified into a smaller number of shares within a range, as determined by the Conatus Board of Directors, such that a stockholder of Conatus will own one new share of Conatus’ common stock for every 10 to 50 (or any number in between) shares of issued common stock held by that stockholder immediately prior to the split effective time. The exchange ratio is an estimate only and is based upon Conatus and Histogen’s capitalization at March 2, 2020. The final exchange ratio will be determined pursuant to a formula described in more detail in the Merger Agreement and in Conatus’ proxy statement/prospectus/information statement on Form S-4 (registration file number 333-236332) initially filed with the SEC on February 7, 2020, as amended, or the Form S-4, which formula accounts for adjustments due to changes in Conatus and Histogen’s capitalization prior to the consummation of the merger as well as the respective net cash balances of Conatus and Histogen prior to the merger. As a result of the merger, current holders of Histogen’s capital stock and options and warrants to purchase Histogen’s capital stock are expected to own, or hold rights to acquire, in the aggregate approximately 74% of the Fully-Diluted Common Stock of Conatus (which for these purposes is defined as the outstanding common stock of Conatus, including the shares of common stock issued in the merger, plus all shares of Conatus common stock subject to options and warrants of Conatus outstanding immediately prior to the merger, plus all shares of Histogen capital stock subject to options and warrants of Histogen converted into options and warrants of Conatus in connection with the merger) and Conatus’ current stockholders, optionholders and warrantholders are expected to own, or hold rights to acquire, in the aggregate approximately 26% of the Fully-Diluted Common Stock of Conatus, in each case, following the Effective Time. These estimates are subject to adjustment prior to the closing of the merger, including an upward adjustment to the extent that Conatus’ net cash at the Effective Time is less than $11.9 million or Histogen’s net cash at the Effective Time is more than negative $0.8 million (and as a result, Conatus stockholders could own less, and Histogen stockholders could own more, of the combined organization), or a downward adjustment to the extent that Conatus’ net cash at the Effective Time is more than $12.7 million or Histogen’s net cash at the Effective Time is less than negative $1.6 million (and as a result, Conatus stockholders could own more, and Histogen stockholders could own less, of the combined organization). The foregoing net cash amounts at which adjustments to the exchange ratio may be triggered reflect reductions for each company’s daily cash burn (as defined in the Merger Agreement) from January 31, 2020 through May 7, 2020, the date of the Conatus special meeting of stockholders, and will be further adjusted to reflect each company’s daily cash burn from May 7, 2020 until the closing date of the merger.

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

At the Effective Time, the Conatus Board of Directors is expected to consist of eight members, six of whom will be designated by Histogen and two of whom will be designated by Conatus.

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

Since Conatus’ inception, its primary activities have been organizational activities, including recruiting personnel, conducting research and development, including clinical trials, and raising capital. Conatus has no products approved for sale, and it has not generated any revenues from product sales to date. Conatus has never been profitable and has incurred significant operating losses since its inception. Conatus incurred net losses of $11.4 million and $18.0 million for the years ended December 31, 2019 and 2018, respectively, and $3.5 million for the three months ended March 31, 2020. As of March 31, 2020, Conatus has an accumulated deficit of $201.5 million.

Conatus has funded its operations since inception primarily through sales of equity securities and convertible promissory notes and payments made under the Collaboration Agreement. Conatus expects to continue to incur significant operating losses and negative cash flows from operating activities. In May 2017, Conatus completed a public offering of 5,980,000 shares of its common stock at a public offering price of $5.50 per share. Conatus received net proceeds of $30.6 million, after deducting underwriting discounts and commissions and offering-related transaction costs. Immediately following the offering, Conatus used $11.2 million of the net proceeds to repurchase and retire 2,166,836 shares of its common stock from funds affiliated with Advent Private Equity, or Advent, at a price of $5.17 per share. In August 2018, Conatus entered into an At Market Issuance Sales Agreement, or the 2018 Sales Agreement, with Stifel, Nicolaus & Company, Incorporated, or Stifel, pursuant to which Conatus may sell from time to time, at its option, up to an aggregate of $35.0 million of shares of its common stock in “at-the-market” offerings. As of the date of the filing of this Form 10-Q, no shares have been issued pursuant to the 2018 Sales Agreement.

As of March 31, 2020, Conatus had cash and cash equivalents of $18.0 million. Although it is difficult to predict future liquidity requirements, Conatus believes that its existing cash, cash equivalents and marketable securities will be sufficient to fund its operations for at least the next 12 months from the date of the filing of this Form 10-Q. Conatus will need to raise additional capital to fund further operations. Conatus may obtain additional financing in the future through the issuance of its common stock in future public offerings, through other equity or debt financings or through collaborations or partnerships with other companies.

Successful transition to profitability is dependent upon achieving a level of revenues adequate to support Conatus’ cost structure. Conatus cannot assure you that it will ever be profitable or generate sustained positive cash flow from operating activities and, unless and until it does, it will need to raise substantial additional capital through equity or debt financings or through collaborations or partnerships with other companies. Conatus may not be able to raise additional capital on terms acceptable to it, or at all, and any failure to raise capital as and when needed could have a material adverse effect on its results of operations, financial condition and its ability to execute on its business plan.

Financial Overview

Revenues

Conatus’ revenues to date have been generated primarily from the Collaboration Agreement. Under the terms of the Collaboration Agreement, Conatus received an upfront payment of $50.0 million. In May 2017, Novartis exercised its option, and Conatus received a $7.0 million option exercise payment in July 2017. In September 2019, Conatus and Novartis entered into an amendment to the Collaboration Agreement, pursuant to which Conatus and Novartis mutually agreed to terminate the Collaboration Agreement.  Conatus was eligible to receive up to $650.0 million in additional payments for development, regulatory and commercial sales milestones, as well as royalties or profit and loss sharing on future product sales in the United States, if any. However, due to its termination, Conatus will not receive any future milestone, royalty or profit and loss sharing payments under the Collaboration Agreement.

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

Conatus has no products approved for sale, and Conatus has not generated any revenues from product sales to date. Conatus has not submitted any product candidate for regulatory approval. If Conatus fails to achieve clinical success for its product candidates in a timely manner and/or obtain regulatory approval for such product candidates, or to successfully develop other product candidates, its ability to generate future revenues would be materially adversely affected. Conatus has no further clinical development plans for and is not currently developing any other product candidates.

Research and Development Expenses

The majority of Conatus’ operating expenses to date have been incurred in research and development activities. Starting in late 2011, research and development expenses have been focused on the development of emricasan. Since acquiring emricasan in 2010, Conatus has incurred $168.5 million of research and development expenses in the development of emricasan through March 31, 2020. Conatus’ business model has been focused on the development of emricasan in various liver diseases in collaboration with Novartis and the development of CTS-2090 for diseases involving inflammasome pathways. Its research and development expenses consist primarily of:

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

Interest Income

Interest income consists primarily of interest income earned on Conatus’ cash, cash equivalents and marketable securities.

Other Income (Expense)

Other income (expense) includes non-operating transactions such as those caused by currency fluctuations between transaction dates and settlement dates.

Critical Accounting Policies and Significant Judgments and Estimates

Conatus’ management’s discussion and analysis of financial condition and results of operations is based on its condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires Conatus to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. These items are monitored and analyzed by Conatus for changes in facts and circumstances, and material changes in these estimates could occur in the future. Conatus bases its estimates on historical experience and on various other factors that Conatus believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ materially from these estimates under different assumptions or conditions.

There were no significant changes during the three months ended March 31, 2020 to the critical accounting policies described in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Significant Judgments and Estimates” in its Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the SEC on March 11, 2020.

Results of Operations

Comparison of the Three Months Ended March 31, 2020 and 2019

Total Revenues

Total revenues were $0.0 million for the three months ended March 31, 2020, as compared to $7.0 million for the same period in 2019. The decrease of $7.0 million was due to the termination of the Collaboration Agreement in September 2019.

Research and Development Expenses

Research and development expenses were $0.1 million for the three months ended March 31, 2020, as compared to $9.4 million for the same period in 2019. The decrease of $9.3 million was due to discontinuation of developing the emricasan and CTS-2090 programs.

General and Administrative Expenses

General and administrative expenses were $3.5 million for the three months ended March 31, 2020, as compared to $2.6 million for the same period in 2019. The increase of $0.9 million was primarily due to higher legal expenses incurred in connection with the proposed merger with Histogen.

Changes in components of Other Income (Expense) were as follows:

Interest Income

Interest income was $58,000 for the three months ended March 31, 2020, as compared to $200,000 for the same period in 2019. Interest income consisted of interest earned on Conatus’ cash, cash equivalents and marketable securities and fluctuates based on changes in investment balances and interest rates.

Other Income (Expense)

Other income was $60,000 for the three months ended March 31, 2020, as compared to $3,000 for the same period in 2019. Other income (expense) represents non-operating transactions such as sublease rental income, and in the 2019 period, expenses caused by currency fluctuations between transaction dates and settlement dates.

Liquidity and Capital Resources

Since inception, Conatus has incurred losses and negative cash flows from operating activities, except for the year ended December 31, 2016, where it had positive net cash flows from operating activities due to the upfront payment related to the Collaboration Agreement. As of March 31, 2020, Conatus had an accumulated deficit of $201.5 million. Conatus anticipates that it will continue to incur net losses as it evaluates and pursues strategic alternatives to enhance shareholder value.

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

On August 2, 2018, Conatus entered into the 2018 Sales Agreement, pursuant to which it may sell from time to time, at its option, up to an aggregate of $35.0 million of shares of its common stock through Stifel, as sales agent. Sales of its common stock made pursuant to the 2018 Sales Agreement, if any, will be made on The Nasdaq Capital Market, or Nasdaq, under its Registration Statement on Form S-3 filed on August 17, 2017 by means of ordinary brokers’ transactions at market prices. Additionally, under the terms of the 2018 Sales Agreement, Conatus may also sell shares of its common stock through Stifel, on Nasdaq or otherwise, at negotiated prices or at prices related to the prevailing market price. Conatus will pay a commission rate equal to up to 3.0% of the gross sales price per share sold. The 2018 Sales Agreement will automatically terminate upon the sale of an aggregate of $35.0 million of shares of Conatus’ common stock pursuant to the 2018 Sales Agreement. In addition, the 2018 Sales Agreement may be terminated by Conatus or Stifel at any time upon ten days’ notice to the other party, or by Stifel at any time in certain circumstances, including the occurrence of an event that would be reasonably likely to have a material adverse effect on its assets, business, operations, earnings, properties, condition (financial or otherwise), prospects, stockholders’ equity or results of operations. As of the date of the filing of this Quarterly Report on Form 10-Q, Conatus has not sold any shares under the 2018 Sales Agreement. In addition, under current regulations of the Securities and Exchange Commission, or the SEC, at any time during which the aggregate market value of its common stock held by non-affiliates, or public float, is less than $75.0 million, the amount Conatus can raise through primary public offerings of securities in any twelve-month period using shelf registration statements, including sales under the 2018 Sales Agreement, is limited to an aggregate of one-third of its public float. As of April 27, 2020, Conatus’ public float was 32.2 million shares, the value of which was $11.6 million based upon the closing price of its common stock of $0.35 per share on April 27, 2020. The value of one-third of its public float calculated on the same basis was $3.9 million.

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

On April 17, 2020, Conatus received a subsequent written notice from Nasdaq, indicating that Nasdaq filed an immediately effective rule change with the SEC on April 16, 2020. Pursuant to the rule change, Nasdaq tolled the compliance period for bid price and market value of publicly held shares requirements through June 30, 2020. Accordingly, since Conatus had 39 calendar days remaining in its bid price compliance period as of April 16, 2020, it will, upon reinstatement of the price-based requirements, still have 39 calendar days from July 1, 2020, or until August 10, 2020, to regain compliance. The Company can regain compliance, either during the suspension or during the compliance period resuming after the suspension, by evidencing compliance with the price-based requirements for a minimum of 10 consecutive trading days.

If compliance cannot be demonstrated by August 10, 2020, or Conatus does not comply with the terms of this extension, the Nasdaq staff will provide written notification that Conatus’ securities will be delisted. In the event of such a notification, Conatus may appeal the Nasdaq staff’s determination to delist its securities, but there can be no assurance the Nasdaq staff would grant Conatus’ request for continued listing.

At March 31, 2020, Conatus had cash and cash equivalents of $18.0 million. Conatus believes its existing cash and cash equivalents will be sufficient to fund its operations for at least the next 12 months from the date of the filing of this Form 10-Q. To fund further operations, Conatus will need to raise additional capital. Conatus plans to continue to fund losses from operations and capital funding needs through future equity and debt financing, as well as potential collaborations or partnerships with other companies. The sale of additional equity or convertible debt could result in additional dilution to its stockholders. The incurrence of indebtedness would result in debt service obligations and could result in operating and financing covenants that would restrict its operations. No assurances can be provided that financing will be available in the amounts Conatus needs or on terms acceptable to it, if at all. If Conatus is not able to secure adequate additional funding, it may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. Conatus engaged a financial advisor to assist in the exploration and evaluation of strategic alternatives to enhance shareholder value, including a merger, an acquisition or sale of assets or a dissolution and liquidation of the company. On January 28, 2020, Conatus, Merger Sub, and Histogen entered into a Merger Agreement, pursuant to which, among other matters, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Histogen, with Histogen continuing as Conatus’ wholly owned subsidiary and the surviving corporation of the merger.

The following table sets forth a summary of the net cash flow activity for each of the periods set forth below (in thousands):

	Three Months Ended March 31,
	2020	2019
Net cash used in operating activities	$(2,654)	$(6,964)
Net cash provided by investing activities	—	14,567
Net increase (decrease) in cash and cash equivalents	$(2,654)	$7,603

Net cash used in operating activities was $2.7 million and $7.0 million for the three months ended March 31, 2020 and 2019, respectively. For the three months ended March 31, 2020, the primary use of cash was to fund Conatus’ operations. For the three months ended March 31, 2019, the primary use of cash was to fund its operations related to the development of emricasan, as well as internally developed product candidates.

Net cash provided by investing activities was $0.0 million and $14.6 million for the three months ended March 31, 2020 and 2019, respectively, which for the three months ended March 31, 2020, consisted primarily of proceeds from maturities of marketable securities, partially offset by cash used to purchase marketable securities.

Contractual Obligations and Commitments

As of March 31, 2020, there have been no material changes outside the ordinary course of Conatus’ business to the contractual obligations it reported in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Commitments” in Conatus’ annual report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 11, 2020.

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

Inherent Limitations of Disclosure Controls and Procedures and Internal Control Over Financial Reporting

Conatus’ management, including its principal executive officer and principal financial officer, does not expect that its disclosure controls and procedures or its internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control Over Financial Reporting

There has been no change in Conatus’ internal control over financial reporting during the quarter ended March 31, 2020, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Conatus is currently not a party to any material legal proceedings.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors included in “Item 1A. Risk Factors” in Conatus’ annual report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission on March 11, 2020, other than the risk factors below.

Risks Related to the Merger

The net cash balances of Conatus and Histogen at the closing of the merger could result in their respective securityholders owning a smaller or larger percentage of the combined organization and could even result in the termination of the Merger Agreement.

The estimates of the respective ownership percentages of the Conatus and Histogen securityholders contained in this quarterly report on Form 10-Q are subject to adjustment prior to closing of the merger, including an upward adjustment to the exchange ratio to the extent that Conatus’ net cash at the Effective Time is less than $11.9 million or Histogen’s net cash at the Effective Time is more than negative $0.8 million (in each case as net cash is defined in the Merger Agreement and as adjusted based on the closing date of the merger), or a downward adjustment to the exchange ratio to the extent that Conatus’ net cash at the Effective Time is more than $12.7 million or Histogen’s net cash at the effective time of the merger is less than negative $1.6 million (in each case as net cash is defined in the Merger Agreement and adjusted based on the closing date of the merger). As a result, Conatus and Histogen stockholders could own more or less, respectively, of the combined organization based on the final net cash positions of the companies. The foregoing net cash amounts at which adjustments to the exchange ratio may be triggered reflect reductions for each company’s daily cash burn (as defined in the Merger Agreement) from January 31, 2020 through May 7, 2020, the date of the Conatus special meeting of stockholders, and will be further adjusted to reflect each company’s daily cash burn from May 7, 2020 until the closing date of the merger.

As of January 31, 2020, Conatus’ net cash was approximately $14.5 million and Histogen’s net cash was approximately zero dollars (in each case, as net cash is defined in the Merger Agreement). Assuming the closing of the merger occurs on May 7, 2020, the target range of net cash required without a resulting change in the exchange ratio would be between approximately $11.9 million and $12.7 million for Conatus, and between approximately negative $1.6 million and negative $0.8 million for Histogen. Assuming Histogen holds an amount of net cash within its net cash target range of between negative $0.8 million and negative $1.6 million, each additional $1.0 million of net cash Conatus holds prior to the closing above Conatus’ net cash target of $12.3 million, which is the mid-point of its target net cash range, would result in a downward adjustment to the exchange ratio of approximately 0.0409, which would increase the relative ownership of Conatus’ current stockholder by approximately 0.54%; and each additional $1.0 million of net cash Conatus holds prior to the closing below Conatus’ net cash target of $12.3 million would result in a upward adjustment to the exchange ratio of approximately 0.0432 which would decrease the relative ownership of Conatus’ current stockholder by approximately 0.55%. Assuming Conatus holds an amount of net cash within its net cash target range of between $11.9 million and $12.7 million, each additional $1.0 million of net cash Histogen holds prior to the closing above Histogen’s net cash target of negative $1.2 million, which is the mid-point of its target net cash range, would result in an upward adjustment to the exchange ratio of approximately 0.0147, which would increase the relative ownership of Histogen’s current stockholder by approximately 0.19%; and each $1.0 million of net cash Histogen holds prior to the closing below Histogen’s net cash target of negative $1.2 million, would result in a downward adjustment to the exchange ratio of approximately 0.0148, which would decrease the relative ownership of Histogen’s current stockholder by approximately 0.19%. For example, if, prior to the closing, Conatus’ net cash were $1.0 million above its net cash target of $12.3 million (as further adjusted for cash burn if the merger closes after May 7, 2020) and Histogen’s net cash were $1.0 million below its net cash target of negative $1.2 million (as further adjusted for cash burn if the merger closes after May 7, 2020), then the Conatus stockholders immediately prior to the merger would own approximately 26.7% of the Fully-Diluted Common Stock of Conatus following the merger, and the Histogen stockholders immediately before the merger would own approximately 73.3% of the Fully-Diluted Common Stock of Conatus following the merger.

As April 1, 2020, Conatus estimates that it will hold net cash of between $12.75 million to $13.75 million as of an assumed closing date of May 7, 2020, the date of the Conatus special meeting, and Histogen estimates that it will hold net cash of between negative $3.75 million and negative $2.75 million as of an assumed closing date of May 7, 2020, the date of the Conatus special meeting. If, as of the assumed closing date of May 7, 2020, Conatus’ net cash is $13.25 million, the midpoint of its estimated net cash range, and Histogen’s net cash is negative $3.25 million, the midpoint of its estimated net cash range, after applying an exchange ratio of 1.4063, Conatus’ stockholders immediately prior to the merger would own approximately 26.9% of the Fully-Diluted Common Stock of Conatus following the merger and Histogen’s stockholders immediately prior to the merger would own approximately 73.1% of the Fully-Diluted Common Stock of Conatus following the merger.

Additionally, Conatus is required to have net cash of at least $12.5 million at the closing of the merger, as adjusted downward by approximately $7,000, which represents Conatus’ average daily net cash burn in December 2019, for each day after January 31, 2020 until the closing date of the merger. For example, if the merger is anticipated to close on May 7, 2020 and Conatus’ net cash falls below $11.8 million, Histogen could decide not to consummate the transaction and the Merger Agreement could be terminated. As of the date of this quarterly report on Form 10-Q, Conatus expects its net cash to be above the net cash required by the Merger Agreement at closing.

Risks Related to Ownership of Conatus’ Common Stock

The amended and restated certificate of incorporation of Conatus provides that the Court of Chancery of the State of Delaware is the exclusive forum for substantially all disputes between Conatus and its stockholders, which could limit its stockholders’ ability to obtain a favorable judicial forum for disputes with Conatus or its directors, officers or employees.

The amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for any derivative action or proceeding brought on its behalf under Delaware statutory or common law, including any action asserting a breach of fiduciary duty, any action asserting a claim against Conatus arising pursuant to the Delaware General Corporation Law, its amended and restated certificate of incorporation, or any action asserting a claim against it that is governed by the internal affairs doctrine; provided, that, this provision does not apply to suits brought to enforce a duty or liability created by the Securities Act or the Exchange Act, or any other claim for which the federal courts have exclusive jurisdiction. To the extent that any such claims may be based upon federal law claims, Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. The choice of forum provisions in the amended and restated certificate of incorporation may limit the ability of a stockholder to bring a claim in a judicial forum that it finds favorable for disputes with Conatus or its directors, officers or other employees, which may discourage such lawsuits against Conatus and its directors, officers and other employees. By agreeing to these provisions, however, stockholders will not be deemed to have waived Conatus’ compliance with the federal securities laws and the rules and regulations thereunder. Furthermore, the enforceability of similar choice of forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings, and it is possible that a court could find these types of provisions to be inapplicable or unenforceable. If a court were to find the choice of forum provisions in Conatus’ amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, Conatus may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect its business and financial condition.

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

EXHIBIT INDEX

Exhibit Number	Description

2.1*(1)	Agreement and Plan of Merger and Reorganization, dated as of January 28, 2020, by and among the Registrant, Chinook Merger Sub, Inc. and Histogen Inc.

2.2(1)	Support Agreement, dated January 28, 2020 by and among Conatus Pharmaceuticals Inc., Histogen Inc. and certain stockholders of Conatus Pharmaceuticals Inc.

2.3(1)	Support Agreement, dated January 28, 2020, by and among Conatus Pharmaceuticals Inc., Histogen Inc. and certain stockholders of Histogen Inc.

3.1(2)	Amended and Restated Certificate of Incorporation

3.2(2)	Amended and Restated Bylaws

4.1(3)	Specimen Common Stock Certificate

4.2(4)	First Amended and Restated Investor Rights Agreement, dated February 9, 2011

4.3(3)	Form of Warrant issued to lenders under the Loan and Security Agreement, dated July 3, 2013, by and among the Registrant, Oxford Finance LLC, Silicon Valley Bank and the other lenders party thereto

10.1(5)	Amendment to Employment Agreement, dated January 27, 2020, by and between Steven J. Mento, Ph.D. and the Registrant

10.2(5)	Amendment to Employment Agreement, dated January 27, 2020, by and between Alfred P. Spada, Ph.D. and the Registrant

10.3(5)	Amendment to Employment Agreement, dated January 27, 2020, by and between Keith W. Marshall, Ph.D. M.B.A. and the Registrant

10.4(6)	First Amendment to Sublease Agreement, dated March 30, 2020, by and between Conatus Pharmaceuticals Inc. and Pacific Real Estate Partnership

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

32.1**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on January 28, 2020.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 1, 2013.
(3)	Incorporated by reference to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-189305), filed with the SEC on July 8, 2013.
(4)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-189305), filed with the SEC on June 14, 2013.
(5)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4 (Registration No. 333-236332), filed with the SEC on February 7, 2020.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 30, 2020.
*	The schedules to the agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule will be furnished to the SEC upon request.
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

CONATUS PHARMACEUTICALS INC.

Date: May 1, 2020	/s/ Steven J. Mento, Ph.D.
Steven J. Mento, Ph.D.
President and Chief Executive Officer
(principal executive officer)

Date: May 1, 2020	/s/ Keith W. Marshall, Ph.D.
Keith W. Marshall, Ph.D.
Executive Vice President, Chief Operating Officer and Chief Financial Officer
(principal financial officer)