Form 10-Q
period 2020-06-30
Histogen Inc.
filed 2020-08-13
CIK 1383701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-36003

Histogen Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-3183915
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

10655 Sorrento Valley Road, Suite 200, San Diego CA	92121
(Address of principal executive offices)	(Zip Code)

(858) 526-3100

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value	HSTO	The Nasdaq Capital Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 10, 2020, the registrant had 12,207,973 shares of common stock, $0.0001 par value, outstanding.

Histogen Inc.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

HISTOGEN INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30, 2020	December 31, 2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,394	$2,065
Restricted cash	10	10
Accounts receivable, net	136	110
Inventories	431	106
Prepaid and other current assets	693	167
Total current assets	11,664	2,458
Restricted cash	250	—
Property and equipment, net	318	320
Right-of-use assets	4,468	95
Other assets	1,073	69
Total assets	$17,773	$2,942
Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$2,659	$808
Accrued liabilities	950	446
Current portion of lease liabilities	116	108
Current portion of deferred revenue	157	19
Total current liabilities	3,882	1,381
Paycheck Protection Program loan	467	—
Noncurrent portion of lease liabilities	4,666	—
Noncurrent portion of deferred revenue	128	138
Other liabilities	317	321
Total liabilities	9,460	1,840
Commitments and contingencies (Note 10)
Convertible preferred stock, $0.001 par value; no shares and 73,000,000 shares authorized at June 30, 2020 and December 31, 2019, respectively; no shares and 5,046,154 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively; liquidation preference of $0 and $40,294 at June 30, 2020 and December 31, 2019, respectively	—	39,070
Stockholders’ Equity (Deficit)
Preferred stock, $0.0001 par value; 10,000,000 shares and no shares authorized at June 30, 2020 and December 31, 2019, respectively; no shares issued and outstanding at June 30, 2020 and December 31, 2019	—	—
Common stock, $0.0001 par value; 200,000,000 shares and 105,000,000 shares authorized at June 30, 2020 and December 31, 2019, respectively; 11,812,493 shares and 3,343,356 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	1	—
Additional paid-in capital	65,176	6,864
Accumulated deficit	(55,945)	(43,933)
Total Histogen Inc. stockholders’ equity (deficit)	9,232	(37,069)
Noncontrolling interest	(919)	(899)
Total equity (deficit)	8,313	(37,968)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$17,773	$2,942

See accompanying notes to the unaudited condensed consolidated financial statements.

HISTOGEN INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
License	$5	$5	$872	$7,510
Product	—	1,184	—	1,766
Grant	—	150	—	150
Professional services	103	86	214	153
Total revenues	108	1,425	1,086	9,579
Operating expenses:
Cost of product revenue	—	513	161	792
Cost of professional services revenue	89	75	186	133
Acquired in-process research and development	7,144	2,250	7,144	2,250
Research and development	1,437	985	2,828	2,043
General and administrative	1,588	1,551	2,771	3,405
Total operating expenses	10,258	5,374	13,090	8,623
Income (loss) from operations	(10,150)	(3,949)	(12,004)	956
Other income (expense):
Change in fair value of warrant liabilities	—	25	—	47
Interest income (expense), net	(28)	17	(28)	18
Net income (loss)	(10,178)	(3,907)	(12,032)	1,021

Net loss attributable to noncontrolling interest	10	8	20	17
Net income attributable to preferred stockholders	—	—	—	(624)
Net income (loss) attributable to common stockholders	$(10,168)	$(3,899)	$(12,012)	$414
Net income (loss) per share attributable to common stockholders:
Basic	$(1.52)	$(1.17)	$(2.39)	$0.12
Diluted	$(1.52)	$(1.17)	$(2.39)	$0.11
Weighted-average common shares used to compute net income (loss) per share attributable to common stockholders:
Basic	6,710,490	3,327,376	5,026,923	3,321,023
Diluted	6,710,490	3,327,376	5,026,923	3,833,835

See accompanying notes to the unaudited condensed consolidated financial statements.

HISTOGEN INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE

PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity	Noncontrolling	Total Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)	Interest	(Deficit)
Balance at March 31, 2020	5,046,154	$39,070	3,343,356	$—	$6,965	$(45,777)	$(38,812)	$(909)	$(39,721)
Issuance of common stock upon exercise of stock options	—	—	28,684	—	40	—	40	—	40
Issuance of common stock to former stockholders of Conatus upon Merger	—	—	3,394,299	—	18,872	—	18,872	—	18,872
Conversion of convertible preferred stock into common stock upon Merger	(5,046,154)	(39,070)	5,046,154	1	39,069	—	39,070	—	39,070
Stock-based compensation	—	—	—	—	230	—	230	—	230
Net loss	—	—	—	—	—	(10,168)	(10,168)	(10)	(10,178)
Balance at June 30, 2020	—	$—	11,812,493	$1	$65,176	$(55,945)	$9,232	$(919)	$8,313

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity	Noncontrolling	Total Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)	Interest	(Deficit)
Balance at March 31, 2019	4,878,831	$37,320	3,327,198	$—	$6,524	$(36,030)	$(29,506)	$(873)	$(30,379)
Issuance of Series D for PUR settlement	167,323	1,750	—	—	—	—	—	—	—
Issuance of common stock upon net exercise of stock options	—	—	16,158	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	116	—	116	—	116
Net loss	—	—	—	—	—	(3,899)	(3,899)	(8)	(3,907)
Balance at June 30, 2019	5,046,154	$39,070	3,343,356	$—	$6,640	$(39,929)	$(33,289)	$(881)	$(34,170)

See accompanying notes to the unaudited condensed consolidated financial statements.

HISTOGEN INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE

PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity	Noncontrolling	Total Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)	Interest	(Deficit)
Balance at December 31, 2019	5,046,154	$39,070	3,343,356	$—	$6,864	$(43,933)	$(37,069)	$(899)	$(37,968)
Issuance of common stock upon exercise of stock options	—	—	28,684	—	40	—	40	—	40
Issuance of common stock to former stockholders of Conatus upon Merger	—	—	3,394,299	—	18,872	—	18,872	—	18,872
Conversion of convertible preferred stock into common stock upon Merger	(5,046,154)	(39,070)	5,046,154	1	39,069	—	39,070	—	39,070
Stock-based compensation	—	—	—	—	331	—	331	—	331
Net loss	—	—	—	—	—	(12,012)	(12,012)	(20)	(12,032)
Balance at June 30, 2020	—	$—	11,812,493	$1	$65,176	$(55,945)	$9,232	$(919)	$8,313

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity	Noncontrolling	Total Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)	Interest	(Deficit)
Balance at December 31, 2018	4,813,274	$36,683	3,292,104	$—	$6,311	$(40,967)	$(34,656)	$(864)	$(35,520)
Issuance of Series B convertible preferred stock for Lordship Indemnification	16,413	124	—	—	—	—	—	—	—
Issuance of common stock for Lordship Indemnification	—	—	21,885	—	115	—	115	—	115
Issuance of Series D convertible preferred stock, net of issuance costs	49,144	513	—	—	—	—	—	—	—
Issuance of Series D for PUR settlement	167,323	1,750	—	—	—	—	—	—	—
Issuance of common stock upon net exercise of stock options	—	—	29,367	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	214	—	214	—	214
Net income	—	—	—	—	—	1,038	1,038	(17)	1,021
Balance at June 30, 2019	5,046,154	$39,070	3,343,356	$—	$6,640	$(39,929)	$(33,289)	$(881)	$(34,170)

See accompanying notes to the unaudited condensed consolidated financial statements.

HISTOGEN INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities
Net income (loss)	$(12,032)	$1,021
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Acquired in-process research and development	7,144	1,750
Depreciation and amortization	51	74
Stock-based compensation	331	214
Write-off of inventory	161	—
Change in fair value of warrant liabilities	—	(47)
Changes in operating assets and liabilities:
Accounts receivable	(26)	155
Inventories	(486)	100
Prepaid expenses and other current assets	(116)	(69)
Other assets	(102)	82
Accounts payable	7	668
Accrued liabilities	462	(250)
Right-of-use asset and lease liabilities, net	248	(37)
Deferred revenue	128	(821)
Net cash (used in) provided by operating activities	(4,230)	2,840
Cash flows from investing activities
Cash acquired in connection with the Merger	12,835	—
Cash paid for acquisition related costs	(481)	—
Cash paid for property and equipment	(49)	(112)
Net cash provided by (used in) investing activities	12,305	(112)
Cash flows from financing activities
Repayment of finance lease obligations	(3)	(16)
Proceeds from promissory notes	500	—
Payments on promissory notes	(500)	—
Proceeds from the exercise of stock options	40	—
Proceeds from Payroll Protection Program Loan	467	—
Proceeds from the issuance of Series D convertible preferred stock, net	—	513
Net cash provided by financing activities	504	497
Net increase in cash, cash equivalents and restricted cash	8,579	3,225
Cash, cash equivalents and restricted cash, beginning of period	2,075	3,037
Cash, cash equivalents and restricted cash, end of period	$10,654	$6,262
Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$10,394	$6,252
Restricted cash	260	10
Total cash, cash equivalents and restricted cash	$10,654	$6,262
Noncash investing and financing activities
Right-of-use asset obtained in exchange for operating lease liability	$4,481	$619
Conversion of convertible preferred stock into common stock	$39,070	$—
Issuance of common stock to Conatus stockholders	$18,872	$—
Net assets acquired in Merger	$710	$—
Acquisition related costs included in accounts payable	$1,336	$—
Issuance of Series B preferred stock for Lordship Indemnification (Note 11)	$—	$124
Issuance of common stock for Lordship Indemnification (Note 11)	$—	$115

See accompanying notes to the unaudited condensed consolidated financial statements.

HISTOGEN INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business, Basis of Presentation and Summary of Significant Accounting Policies

Description of Business

Histogen Inc. (the “Company,” “Histogen,” or the “combined company”), formerly known as Conatus Pharmaceuticals Inc., was incorporated in the state of Delaware on July 13, 2005. The Company is a therapeutics company focused on developing potential first-in-class restorative therapeutics that ignite the body’s natural process to repair and maintain healthy biological function. The therapeutics are designed for aesthetic and therapeutic applications based upon the Company’s unique technology that utilizes proteins and growth factors produced by hypoxia-induced multipotent cells. The Company has a robust portfolio of products derived from one core technology process that fulfills market needs without using embryonic stem cells or animal components. The Company’s products are all covered by patented technologies which focus on replacing and regenerating tissues in the body.

The Company’s lead drug candidate, HST-001, is a hair stimulating complex (“HSC”) intended to be a physician-administered therapeutic for alopecia (hair loss). Phase 1 and Phase 1/2 clinical trials of HSC have been completed outside the United States, with results that produced significant efficacy and a clear safety profile and margin. A Phase 1 clinical trial of HSC in the United States under a Food and Drug Administration (“FDA”) approved Investigational New Drug (“IND”) has been completed and reports filed with the FDA in 2019. In 2019, the Company established HST-001 as the program identifier for HSC development and expanded its product pipeline to include HST-002 (dermal filler) and HST-003 (knee cartilage) as its other lead development programs. The Company has also developed a non-prescription topical skin care ingredient that currently generates revenue from customers who formulate the ingredient into their skin care product lines.

Merger between Private Histogen and Conatus Pharmaceuticals Inc. and Name Change

On January 28, 2020, the Company, then operating as Conatus Pharmaceuticals Inc. (“Conatus”), entered into an Agreement and Plan of Merger and Reorganization, as amended (the “Merger Agreement”), with privately-held Histogen Inc. (“Private Histogen”) and Chinook Merger Sub, Inc., a wholly-owned subsidiary of the Company (“Merger Sub”). Under the Merger Agreement, Merger Sub merged with and into Private Histogen, with Private Histogen surviving as a wholly-owned subsidiary of the Company (the “Merger”). On May 26, 2020, the Merger was completed.  Conatus changed its name to Histogen Inc., and Private Histogen, which remains as a wholly-owned subsidiary of the Company, changed its name to Histogen Therapeutics Inc. On May 27, 2020, the combined company’s common stock began trading on The Nasdaq Capital Market under the ticker symbol “HSTO”.

Except as otherwise indicated, references herein to “Histogen,” “the Company,” or the “combined company”, refer to Histogen Inc. on a post-Merger basis, and the term “Private Histogen” refers to the business of privately-held Histogen Inc., prior to completion of the Merger. References to Conatus refer to Conatus Pharmaceuticals Inc. prior to completion of the Merger.

Pursuant to the terms of the Merger Agreement, each outstanding share of Private Histogen common stock outstanding immediately prior to the closing of the Merger was converted into approximately 0.14342 shares of Company common stock (the “Exchange Ratio”), after taking into account the Reverse Stock Split, as defined below. Immediately prior to the closing of the Merger, all shares of Private Histogen preferred stock then outstanding were exchanged into shares of common stock of Private Histogen. In addition, all outstanding options exercisable for common stock of Private Histogen and warrants exercisable for common stock of Private Histogen became options and warrants exercisable for the same number of shares of common stock of the Company multiplied by the Exchange Ratio. Immediately following the Merger, stockholders of Private Histogen owned approximately 71.3% of the outstanding common stock of the combined company.

The transaction was accounted for as a reverse asset acquisition in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Under this method of accounting, Private Histogen was deemed to be the accounting acquirer for financial reporting purposes. This determination was primarily based on the facts that, immediately following the Merger: (i) Private Histogen’s stockholders owned a substantial majority of the voting rights in the combined company, (ii) Private Histogen designated a majority of the members of the initial board of directors of the combined company, and (iii) Private Histogen’s senior management holds all key positions in the senior management of the combined company. As a result, as of the closing date of the Merger, the net assets of the Company were recorded at their acquisition-date relative fair values in the accompanying condensed consolidated financial statements of the Company and the reported operating results prior to the Merger are those of Private Histogen.

Reverse Stock Split and Exchange Ratio

On May 26, 2020, in connection with, and prior to the completion of, the Merger, the Company effected a one-for-ten reverse stock split of its then outstanding common stock (the “Reverse Stock Split”). The par value and the authorized shares of the common stock were not adjusted as a result of the Reverse Stock Split. All of the Company’s issued and outstanding common stock have been retroactively adjusted to reflect this Reverse Stock Split for all periods presented. All issued and outstanding Private Histogen common stock, convertible preferred stock, options and warrants prior to the effective date of the Merger have been retroactively adjusted to reflect the Exchange Ratio for all periods presented.

Liquidity and Going Concern

From inception and through June 30, 2020, the Company has accumulated losses of $55.9 million and expects to incur operating losses and generate negative cash flows from operations for the foreseeable future. As of June 30, 2020, the Company had $10.4 million in cash and cash equivalents.

The Company has not yet established ongoing sources of revenues sufficient to cover its operating costs and will need to continue to raise additional capital to support its future operating activities, including progression of its development programs, preparation for commercialization, and other operating costs. Management’s plans with regard to these matters include entering into a combination of additional debt or equity financing arrangements, government funding, strategic partnerships, collaboration and licensing arrangements, or other similar arrangements. In addition, the Company may fund its losses from operations through the common stock purchase agreement the Company entered into with Lincoln Park in July 2020, for the purchase of up to $10.0 million of the Company’s common stock over the 24 month period of the purchase agreement, $9.0 million of which remains available for sale as of the date these condensed consolidated financial statements were available to be issued (see Note 12), subject to limitations on the amount of securities the Company may sell under its effective registration statement on Form S-3 within any 12 month period. There can be no assurance that the Company will be able to obtain additional financing on terms acceptable to the Company, on a timely basis or at all. As stated above and more fully discussed in Note 6, the Merger with Conatus was completed on May 26, 2020, which provided the Company approximately $12.8 million in cash and cash equivalents. However, additional funding will be required for the Company to sustain operations beyond twelve months from the date these condensed consolidated financial statements were available to be issued as the Company expects an increase in cash outflows as compared to its historical spend for its planned clinical trial activities over the next twelve months.

The condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Based on the above, there is substantial doubt about the Company’s ability to continue as a going concern within one year from the date the condensed consolidated financial statements are available to be issued. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its controlled subsidiaries, including Histogen Therapeutics, Inc., and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). All intercompany balances and transactions have been eliminated upon consolidation.

The Company acquired Centro De Investigacion de Medicina Regenerativa, S.A. de C.V. (“CIMRESA”), a company in Mexico, during 2018 to facilitate a potential clinical development program for HSC. This is a wholly-owned subsidiary intended to pursue registration with the COFEPRIS (Mexico equivalent to FDA). CIMRESA had no operational or financial activity for the three and six months ended June 30, 2020 and 2019.

The Company holds a majority interest in Adaptive Biologix, Inc. (“AB”, formerly Histogen Oncology, LLC). AB was formed to develop and market applications for the treatment of cancer. The Company consolidates AB into our condensed consolidated financial statements.

Reclassifications

Certain prior period amounts related to the acquisition of in-process research and development assets from the Company’s former unconsolidated affiliate, PUR Biologics, LLC (“PUR”), have been reclassified from research and development expense to acquired in-process research and development expense on the accompanying condensed consolidated statements of operations and cash flows to conform to the current period presentation. This reclassification had no effect on previously reported net income (loss), Stockholders’ equity (deficit) or cash flows from operating activities.

Unaudited Interim Financial Information

The unaudited condensed consolidated financial statements as of June 30, 2020, and for the three and six months ended June 30, 2020 and 2019, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC) and GAAP. Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of Management, these unaudited interim condensed consolidated financial statements contain all adjustments necessary, all of which are of a normal and recurring nature, to present fairly the Company’s financial position, results of operations and cash flows. Interim results are not necessarily indicative of results for a full year or future periods. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended included in our prospectus dated April 1, 2020, filed with the Securities and Exchange Commission pursuant to Rule 424(b) under the Securities Act, relating to the Registration Statement on Form S-4, as amended (File No. 333-236332).

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and the disclosure of contingent assets and liabilities and contingencies at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the periods presented. Management believes that these estimates and assumptions are reasonable, however, actual results may differ and could have a material effect on future results of operations and financial position. Though the impact of the COVID-19 pandemic to our business and operating results presents additional uncertainty, we continue to use the best information available to us in our critical accounting estimates.

Significant estimates and assumptions include the useful lives of property and equipment, discount rates used in recognizing contracts containing leases, unrecognized tax benefits, reserves for excess or obsolete inventory, stock-based compensation, and best estimate of standalone selling price of revenue deliverables. Actual results may materially differ from those estimates.

Variable Interest Entities

The Company determined that AB is a variable interest entity (“VIE”) and that Histogen is its primary beneficiary. The Company holds greater than 50% of the shares and has the authority to manage the business and affairs of the VIE. AB’s other shareholder does not have a controlling interest.

On January 12, 2018, AB was converted into a traditional C corporation, a Delaware corporation, under a Plan of Conversion agreement between the Company and the other member of the limited liability company, Wylde, LLC (“Wylde”). The entity structure change eliminated some of the special rights Wylde had under the LLC charter and gave the Company more control over the voting rights under the new corporate structure. The Plan of Conversion called for 3,800,000 common stock shares of AB to be issued to the Company and Wylde in proportion to their interest in the LLC immediately before the agreement was executed. Contemporaneously, the Company offered to purchase, and Wylde agreed to sell, 100,000 of the AB common shares for $1.00 per share for a total price of $0.1 million. The completion of this transaction among the stockholders of AB resulted in Histogen owning 2,600,000 common shares or approximately 68% of AB.

A VIE is typically an entity for which the Company has less than a 100% equity interest but controls the decision making over the business and affairs of the entity, directs the decisions driving the economic performance of such entity and participates in the profit and losses of such an entity. The Company weighed both quantitative and qualitative information about the different risks and reward characteristics of each entity and the significance of that entity to the consolidating group in the aggregate.

Segment Reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker, the Chief Executive Officer, in making decisions regarding resource allocation and assessing performance. The Company views its operations and manages its business as one operating segment.

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments purchased with an original maturity date of ninety days or less to be cash equivalents. Cash and cash equivalents include cash in readily available checking, money market accounts and brokerage accounts.

The Company’s current restricted cash consists of cash held as collateral for the issuer of its credit card accounts. Noncurrent restricted cash consists of collateral for a letter of credit issued as a security deposit for the lease of the Company’s headquarters and is required to be held throughout the lease term.

Risks and Uncertainties

Credit Risk

At certain times throughout the year, the Company may maintain deposits in federally insured financial institutions in excess of federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to significant risk on its cash balances due to the financial position of the depository institutions in which those deposits are held.

Customer Risk

During the three months ended June 30, 2020 and 2019, one customer accounted for 100% and 71% of total revenues, respectively. During the six months ended June 30, 2020 and 2019, one customer accounted for 100% and 96% of total revenues, respectively. Accounts receivable from the customer was $0.1 million at June 30, 2020 and December 31, 2019.

COVID-19

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China (the “COVID-19 outbreak”) and the risks to the international community as the virus spreads globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally.

The full impact of the COVID-19 outbreak continues to evolve as of the date these condensed consolidated financial statements were available to be issued. As such, it is uncertain as to the full magnitude that the pandemic will have on the Company’s financial condition, liquidity, and future results of operations. Management is actively monitoring the situation on its financial condition, liquidity, operations, customers, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the response to curb its spread, the Company is not able to estimate the effects of the COVID-19 outbreak to its results of operations, financial condition, or liquidity for fiscal year 2020.

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions and technical corrections to tax depreciation methods for qualified improvement property. The Company continues to examine the impact that the CARES Act may have on its business. Currently, the Company is unable to determine the impact that the CARES Act will have on its financial condition, results of operations, or liquidity. The CARES Act also appropriated funds for the U.S. Small Business Administration Paycheck Protection Program (“PPP”) loans that are forgivable in certain situations to promote continued employment, as well as Economic Injury Disaster Loans to provide liquidity to small businesses harmed by COVID-19. Refer to Note 8 – Paycheck Protection Program Loan for further information.

Accounts Receivable

Accounts receivable are generally due within 30 days and are recorded net of the allowance for doubtful accounts. The allowance is based on an analysis of historical bad debt, current receivables aging and expected future write-offs of uncollectible accounts, as well as an assessment of specific identifiable accounts considered at risk or uncollectible. Additions to the allowance for doubtful accounts include provisions for bad debt and deductions from the allowance for doubtful accounts include customer write-offs. Provision for doubtful accounts was not material for all periods presented.

Inventories

Inventories, consisting of raw materials, work in process, and finished goods, are valued at the lower of cost (first-in, first-out method) or net realizable value. The Company writes down excess and obsolete inventory to its estimated net realizable value based on management’s review of inventories on hand compared to estimated future usage and sales, shelf-life and assumptions about the likelihood of obsolescence. The cost components of work in process and finished goods inventories include raw materials, direct labor and an allocation of the Company’s overhead.

Property and Equipment

Property and equipment are reported net of accumulated depreciation and amortization and are comprised of office furniture and equipment, lab and manufacturing equipment, and leasehold improvements. Ordinary maintenance and repairs are charged to expense, while expenditures that extend the physical or economic life of the assets are capitalized. Furniture and all equipment are depreciated over their estimated useful lives, or five years, using the straight-line method. Leasehold improvements are amortized over their estimated useful lives and limited by the remaining term of the building lease, using the straight-line method.

Valuation of Long-Lived Assets

Long-lived assets to be held and used, including property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. As of June 30, 2020, the Company has not recognized any impairment to long-lived assets.

Forward Purchase Contract

In late 2011, Private Histogen contracted for research services from EPS Global Research Pte. Ltd. (“EPS”) to conduct clinical trials and compile data from a study that took place in 2011 and 2013. The unpaid amount due for the services was approximately $0.3 million.

On January 26, 2017, Private Histogen and EPS entered into a Debt Settlement and Conversion Agreement (“Settlement Agreement”) whereby Private Histogen paid $50,000 and issued EPS 14,342 shares of Series D convertible preferred stock. The Company is required to repurchase the shares at the higher of the remaining balance due, approximately $0.3 million at June 30, 2020 and December 31, 2019, or the market price of the shares at the time of repurchase, but no later than December 31, 2021. Histogen has the sole option to initiate the timing of the repurchase of the shares (which were converted into shares of common stock upon the Merger) before the deadline date.

The Settlement Agreement was treated as debt subject to Accounting Standards Codification (“ASC”) 470, Debt, and a repurchase commitment under ASC 480, Distinguishing Liabilities from Equity, which includes forward purchase contracts. In measuring the gain or loss on the extinguishment of debt under ASC 470, the Company has compared the difference between the net carrying value of the remaining liability against the fair value of the noncash securities, in this case the shares of Series D convertible preferred stock issued to EPS and the forward purchase contract. Based on these parameters, the Company has determined that no gain or loss has been created by the extinguishment of the original liability at January 26, 2017, the date of the agreement, and no effect has been recorded in the accompanying condensed consolidated statements of operations.

The Company determined the fair value of the liability to be approximately $0.3 million which is the value as if the repurchase commitment was exercised immediately. As of June 30, 2020 and December 31, 2019, the fair value of the EPS forward contract remained at approximately $0.3 million and is included in other liabilities in the accompanying condensed consolidated balance sheets.

Convertible Preferred Stock

Prior to the Merger, Private Histogen had shares of convertible preferred stock outstanding that were conditionally redeemable, as the redemption rights were either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control, and were classified as temporary equity.

Comprehensive Income (Loss)

The Company is required to report all components of comprehensive income (loss), including net income (loss), in the accompanying condensed consolidated financial statements in the period in which they are recognized. Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources, including unrealized gains and losses on investments and foreign currency translation adjustments. Net income (loss) and comprehensive income (loss) were the same for all periods presented.

Revenue Recognition

Product and License Revenue

The Company records revenue in accordance with ASC 606, Revenue from Contracts with Customers, whereby revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration expected to be received in exchange for those goods or services. A five-step model is used to achieve the core principle: (1) identify the customer contract, (2) identify the contract’s performance obligations, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations and (5) recognize revenue when or as a performance obligation is satisfied. The Company applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. Shipping charges billed to customers are included in product revenue and the related shipping costs are included in cost of product revenue. The Company applies the revenue recognition standard, including the use of any practical expedients, consistently to contracts with similar characteristics and in similar circumstances (See Note 5).

Grant Revenue

In March 2017, the National Science Foundation (“NSF”), a government agency, awarded the Company a research and development grant to develop a novel wound dressing for infection control and tissue regeneration. The Company has concluded this government grant is not within the scope of ASC 606, as government entities generally do not meet the definition of a “customer” as defined by ASC 606. Payments received under the grant are considered conditional, non-exchange contributions under the scope of ASC 958-605, Not-for-Profit Entities – Revenue Recognition, and are recorded as revenue in the period in which such conditions are satisfied. In reaching the determination that such payments should be recorded as revenue, management considered a number of factors, including whether the Company is a principal under the arrangement, and whether the arrangement is significant to, and part of, the Company’s ongoing operations.

Professional Services Revenue

The Company recognizes revenue for professional services which are based upon negotiated rates with the counterparty. Professional services fees are recognized as revenue over time when the underlying services are performed, in accordance with ASC 606, and none of the revenue recognized to date is refundable.

Cost of Product Revenue

Cost of product revenue represents direct and indirect costs incurred to bring the product to saleable condition.

Cost of Professional Services Revenue

Cost of professional services revenue represents the Company’s costs for full-time employee equivalents and actual out-of-pocket costs.

Research and Development Expenses

All research and development costs are charged to expense as incurred. Research and development expenses primarily include (i) payroll and related costs associated with research and development performed, (ii) costs related to clinical and preclinical testing of the Company’s technologies under development, and (iii) other research and development costs including allocations of facility costs.

Acquired In-Process Research and Development Expense

The Company has acquired and may continue to acquire the rights to drug candidates in various stages of development. The up-front payments to acquire a drug candidate are immediately expensed as acquired in-process research and development, provided that the drug candidate has not obtained regulatory approval for marketing and, absent obtaining such approval, have no alternative future use.

General and Administrative Expenses

General and administrative expenses represent personnel costs for employees involved in general corporate functions, including finance, accounting, legal and human resources, among others. Additional costs included in general and administrative expenses consist of professional fees for legal (including patent costs), audit and other consulting services, travel and entertainment, charitable contributions, recruiting, allocated facility and general information technology costs, depreciation and amortization, and other general corporate overhead expenses.

Patent Costs

The Company expenses all costs as incurred in connection with patent applications (including direct application fees, and the legal and consulting expenses related to making such applications) and such costs are included in general and administrative expenses in the accompanying condensed consolidated statements of operations.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred income taxes are recorded for temporary differences between consolidated financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets and liabilities reflect the tax rates expected to be in effect for the years in which the differences are expected to reverse. No income tax expense or benefit was recorded for the three and six months ended June 30, 2020 and 2019, due to the full valuation allowance on the Company’s net deferred tax assets. A valuation allowance is provided if it is more likely than not that some or all the deferred tax assets will not be realized.

The Company also follows the provisions of accounting for uncertainty in income taxes which prescribes a model for the recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, disclosure and transition.

The Company’s policy is to recognize interest or penalties related to income tax matters in income tax expense. Interest and penalties related to income tax matters were not material for the periods presented.

Net Income (Loss) Per Share

Basic net income (loss) per share attributable to common stockholders is computed by dividing net income (loss) attributable to common stockholders by the weighted-average common shares outstanding during the period, without consideration for potentially dilutive securities.

The Company follows the two-class method when computing net income (loss) per share attributable to common stockholders, which is an earnings allocation formula that determines net income (loss) per share for holders of the Company’s common stock and participating securities. The Company’s convertible preferred stock contained participation rights in any dividend paid by the Company and are deemed to be participating securities. Net income attributable to common stockholders and participating securities is allocated to each share on an as-converted basis as if all of the earnings for the period have been distributed. The participating securities did not include a contractual obligation to share in the losses of the Company and are not included in the calculation of net income (loss) per share attributable to common stockholders for periods that have a net loss. Potentially dilutive securities are excluded from the computation in periods in which they have an anti-dilutive effect on net loss per share attributable to common stockholders.

Diluted net income (loss) per share attributable to common stockholders is computed using the more dilutive of (a) the two-class method or (b) the if-converted method. For periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. For the three and six months ended June 30, 2020, and the three months ended June 30, 2019, diluted net loss per share attributable to common stockholders is equal to basic net loss per share attributable to common stockholders as common stock equivalent shares from stock options and convertible preferred stock were anti-dilutive. For the six months ended June 30, 2019, diluted net income per share attributable to common stockholders included dilutive common stock equivalent shares from outstanding stock options.

The following table sets forth the calculation of the Company’s net income (loss) per share attributable to common stockholders, basic and diluted (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net income (loss) attributable to common stockholders	$(10,168)	$(3,899)	$(12,012)	$414
Denominator:
Weighted-average common shares used for basic	6,710,490	3,327,376	5,026,923	3,321,023
Weighted-average effect of potentially dilutive securities:
Stock options	—	—	—	512,812
Weighted-average common shares used for diluted	6,710,490	3,327,376	5,026,923	3,833,835
Net income (loss) per share attributable to common stockholders:
Basic	$(1.52)	$(1.17)	$(2.39)	$0.12
Diluted	$(1.52)	$(1.17)	$(2.39)	$0.11

The following table sets forth outstanding potentially dilutive shares that have been excluded from the calculation of diluted net income (loss) per share attributable to common stockholders because of their anti-dilutive effect (in common stock equivalents):

	June 30, 2020	June 30, 2019
Outstanding stock options	1,499,123	1,358,588
Convertible preferred stock	—	5,046,213
Warrants to purchase common stock	4,929	—
Warrants to purchase convertible preferred stock	—	3,585
Total	1,504,052	6,408,386

Common Stock Valuations

Prior to the Merger, the Company was required to periodically estimate the fair value of common stock with the assistance of an independent third-party valuation expert when issuing stock options and computing its estimated stock-based compensation expense. The assumptions underlying these valuations represented management’s best estimates, which involved inherent uncertainties and the application of significant levels of management judgment.

In order to determine the fair value, the Company considered, among other things, contemporaneous valuations of the Company’s common stock, the Company’s business, financial condition and results of operations, including related industry trends affecting its operations; the likelihood of achieving various liquidity events; the lack of marketability of the Company’s common stock; the market performance of comparable publicly traded companies; and U.S. and global economic and capital market conditions.

Stock-Based Compensation

Stock Options

The Company recognizes stock-based compensation expense over the requisite service period on a straight-line basis. Employee and director stock-based compensation for stock options is measured based on estimated fair value as of the grant date, using the Black-Scholes option pricing model, in calculating the fair value of option grants as of the grant date. The Company uses the following assumptions for estimating fair value of option grants:

Fair Value of Common Stock – The fair value of common stock underlying the option grant is determined based on observable market prices of the Company’s common stock.

Expected Volatility – Volatility is a measure of the amount by which the Company’s share price has historically fluctuated or is expected to fluctuate (i.e., expected volatility) during a period. Due to the lack of an adequate history of a public market for the trading of the Company’s common stock and a lack of adequate company-specific historical and implied volatility data, volatility has been estimated and based on the historical volatility of a group of similar companies that are publicly traded. For these analyses, the Company has selected companies with comparable characteristics, including enterprise value, risk profiles, and position within the industry, and with historical share price information sufficient to meet the expected term of the stock-based awards.

Expected Term – This is the period of time during which the options are expected to remain unexercised. Options have a maximum contractual term of ten years. The Company estimates the expected term of stock options using the “simplified method”, whereby the expected term equals the average of the vesting term and the original contractual term of the underlying option.

Risk-Free Interest Rate – This is the observed yield on zero-coupon U.S. Treasury securities, as of the day each option is granted, with a term that most closely resembles the expected term of the option.

Expected Forfeiture Rate – Forfeitures are recognized as they occur.

Performance-Based Options

Stock-based compensation expense for performance-based options is recognized based on amortizing the fair market value as of the grant date over the periods during which the achievement of the performance is probable. Performance-based options require certain performance conditions to be achieved in order for these options to vest. These options vest on the date of achievement of the performance condition.

Market-Based Options

Stock-based compensation expense for market-based options is recognized on a straight-line basis over the derived service period, regardless of whether the market condition is satisfied. Market-based options subject to market-based performance targets require achievement of the performance target in order for these options to vest. The Company estimates the fair value of market-based options as of the grant date and expected term using a Monte Carlo simulation that incorporates option-pricing inputs covering the period from the grant date through the end of the derived service period. The expected volatility as of the grant date is estimated and based on the historical volatility of a group of similar companies that are publicly traded. The risk-free interest rate is based on the yield on zero-coupon U.S. Treasury securities, as of the day the option is granted, with a term that most closely resembles the expected term of the option.

Recently Issued Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. ASU 2019-12 also improves the consistent application, and the simplification, of other areas of Topic 740 by clarifying and amending existing guidance. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the potential impact that this standard may have on its consolidated financial statements and related disclosures.

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments Credit Losses (Topic 326): Measurements of Credit Losses on Financial Instruments (“ASU 2016-13”), which changes the impairment model for most financial assets and certain other instruments. For trade receivables and other instruments, entities will be required to use a new forward-looking expected loss model that generally will result in the earlier recognition of allowances for losses. For available-for-sale debt securities with unrealized losses, the losses will be recognized as allowances rather than as reductions in the amortized cost of the securities. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, and interim periods within those periods, with early adoption permitted. The Company adopted ASU 2016-13 on January 1, 2020. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements or related disclosures.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). ASU 2018-13 removes the valuation processes for Level 3 fair value measurements and adds the disclosure for the range and weighted-average of significant unobservable inputs used to develop Level 3 fair value measurements. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2018-13 on January 1, 2020. The adoption of this standard did not have an impact on the Company’s condensed consolidated financial statements or related disclosures.

2. Inventories

Inventories consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Raw materials	$157	$106
Work in process	274	—
Inventories	$431	$106

As of June 30, 2020 and December 31, 2019, no finished goods were included in inventories. During the six months ended June 30, 2020, the Company recorded a write-off of inventory totaling $0.2 million. This amount was recognized as a component of cost of product revenue in the accompanying condensed consolidated statements of operations.

3. Property and Equipment

Property and equipment consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Lab and manufacturing equipment	$1,235	$1,231
Leasehold improvements	845	845
Office furniture and equipment	157	157
Total	2,237	2,233
Less: accumulated depreciation and amortization	(1,919)	(1,913)
Property and equipment, net	$318	$320

Depreciation and amortization expense for the three months ended June 30, 2020 and 2019 were $23,000 and $37,000, respectively. Depreciation and amortization expense for the six months ended June 30, 2020 and 2019 was $0.1 million.

4. Balance Sheet Details

Prepaid and other current assets consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Insurance	$486	$—
Security deposit	81	—
Clinical research	67	50
Other	59	117
Total	$693	$167

Other assets consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Insurance	$1,048	$—
Other	25	69
Total	$1,073	$69

Accrued liabilities consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Current portion of finance lease liabilities	$7	$6
Compensation	240	182
Legal fees	147	169
Other	556	89
Total	$950	$446

Other liabilities consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Noncurrent portion of finance lease liabilities	$27	$31
Forward purchase contract	290	290
Total	$317	$321

5. Revenues

The following is a summary description of the material revenue arrangements, including arrangements that generated revenues during the three and six months ended June 30, 2020 and 2019.

Edge Systems License and Supply Agreement

In 2014, the Company entered into a license and supply agreement (the “Edge Agreement”), amended May 17, 2018, with Edge Systems LLC (“Edge”), which was terminated in October 2019, to incorporate Histogen’s CCM skin care ingredient into Edge’s cosmetic products. The quantities to be delivered by the Company to Edge under the agreement were variable and the price per unit of CCM supplied to Edge was fixed with no variable consideration. Product returns to date have not been significant and the Company has not considered it necessary to record a reserve for product returns. The Company’s product revenues were recognized at a point in time when the underlying product was delivered to the customer which was when the customer obtained control of the product. Product revenue under this arrangement was $0.3 million for the three months and six months ended June 30, 2019, and no product revenue from sales to Edge was recognized during 2020.

Allergan License Agreements

2017 Allergan Amendment

In 2017, the Company entered into a series of agreements (collectively, the “2017 Allergan Agreement”), which ultimately transferred Suneva Medical, Inc.’s license and supply rights of Histogen’s CCM skin care ingredient in the medical aesthetics market to Allergan Sales LLC (“Allergan”) and granted Allergan an exclusive, royalty-free, perpetual, irrevocable, non-terminable and transferable license, including the right to sublicense to third parties, to use the Company’s CCM skin care ingredient in the medical aesthetics market. The 2017 Allergan Agreement also obligated the Company to deliver CCM to Allergan (the “Supply of CCM to Allergan”) in the future as well as share with Allergan any potential future improvements to the Company’s CCM skin care ingredients identified through the Company’s research and development efforts (“Potential Future Improvements”).  In consideration for the execution of the agreements, Histogen received a cash payment of $11.0 million and a potential additional payment of $5.5 million if Allergan’s net sales of products containing the Company’s CCM skin care ingredient exceeds $60.0 million in any calendar year through December 31, 2027.

2019 Allergan Amendment

In March 2019, Histogen entered into a separate agreement with Allergan (the “2019 Allergan Amendment”) to amend the 2017 Allergan Agreement in exchange for a one-time payment of $7.5 million to the Company. The agreement broadened Allergan’s license rights, expanding Allergan’s access to certain sales channels where its products incorporating the CCM ingredient can be sold. Specifically, the license was broadened to provide Allergan the exclusive right to sell through the “Amazon Professional” website, or any website or digital platform owned or licensed by Allergan or under the Allergan brand name, and non-exclusive rights to sell on other websites and through brick-and-mortar medical spas and wellness centers (excluding websites and brick-and-mortar stores of luxury brands).

The Company evaluated the 2019 Allergan Amendment under ASC 606 and concluded that Allergan continues to be a customer and that the expanded license is distinct from the 2017 Allergan Agreement. The Company determined the expanded license under the 2019 Allergan Amendment to be functional intellectual property as Allergan has the right to utilize the Company’s CCM skin care ingredient, and that ingredient is functional to Allergan at the time the Company transferred the expanded license.

The standalone selling price of the expanded license was not readily observable since the Company has not yet established a price for this expanded license and the expanded license has not been sold on a standalone basis to any customer. The Company accounted for the 2019 Allergan Amendment as a modification to the 2017 Allergan Agreement. The contract modification was accounted for as if the 2017 Allergan Agreement had been terminated and the new contract included the expanded license as well as the remaining performance obligations that arose from the 2017 Allergan Agreement related to the Supply of CCM to Allergan and Potential Future Improvements.

The total transaction price for the new contract included the $7.5 million from the 2019 Allergan Amendment as well as the amounts deferred as of the 2019 Allergan Amendment execution date for each the Supply of CCM to Allergan and Potential Future Improvements.

The standalone selling price for the Supply of CCM to Allergan was determined based on comparable sales transactions. The standalone selling price of the Potential Future Improvements was estimated at the fully burdened rate of research and development employees cost plus a commercially reasonable markup. The amount of the total transaction price allocated to the expanded license was determined using the residual approach, as a result of not having a standalone selling price for the expanded license; that is, the total transaction price less the standalone selling prices of the Supply of CCM to Allergan and Potential Future Improvements.

Revenue related to the Supply of CCM to Allergan has been deferred and recognized at the point in time in which deliveries are completed while revenue related to the Potential Future Improvements has been deferred and amortized ratably over the remaining 9-year life of the patent. The Supply of CCM to Allergan under the 2019 Allergan Amendment was entirely fulfilled during the year ended December 31, 2019, resulting in recognized revenue of $0.9 million ($0.5 million of which was previously deferred) and $1.5 million ($0.8 million of which was previously deferred) during the three months and six months ended June 30, 2019, respectively. The $7.5 million residual amount of the total transaction price allocated to the expanded license was recognized as license revenue upon transfer of the license to Allergan in March 2019.

2020 Allergan Amendment

In January 2020, the Company further amended the 2019 Allergan Amendment in exchange for a one-time payment of $1.0 million to the Company (the “2020 Allergan Amendment”). The 2020 Allergan Amendment further broadened Allergan’s exclusive and non-exclusive license rights to include products used for or in connection with microdermabrasion. In addition, the Company agreed to provide Allergan with an additional 200 kilograms of CCM (the “Additional Supply of CCM to Allergan”).

The Company evaluated the 2020 Allergan Amendment under ASC 606 and concluded that Allergan continues to be a customer and that the expanded license is distinct from the 2019 Allergan Amendment. The Company determined the expanded license under the 2020 Allergan Amendment to be functional intellectual property as Allergan has the right to utilize the Company’s CCM skin care ingredient, and that ingredient is functional to Allergan at the time the Company transferred the expanded license.

The standalone selling price of the expanded license was not readily observable since the Company has not yet established a price for this expanded license and the expanded license has not been sold on a standalone basis to any customer. The Company accounted for the 2020 Allergan Amendment as a modification to the 2019 Allergan Amendment (which had modified the 2017 Allergan Agreement, as noted above). The contract modification was accounted for as if the 2019 Allergan Amendment had been terminated and the new contract included the expanded license and Additional Supply of CCM to Allergan, as well as the remaining performance obligation related to Potential Future Improvements.

The total transaction price for the new contract included the $1.0 million from the 2020 Allergan Amendment, the future payment for the Additional Supply of CCM to Allergan, as well as the amounts deferred as of the 2020 Allergan Amendment execution date for Potential Future Improvements.

The standalone selling price for the Additional Supply of CCM to Allergan was determined using the observable inputs of historical comparable sales transactions, including the margin from such sales. The Company also considered its reduced expected cost of satisfying this performance obligation based on the current efficiencies within its CCM manufacturing processes. Due to significant efficiencies in the Company’s CCM manufacturing processes, the forecasted cost of CCM production has decreased, while the applied margin was determined by comparison to similar sales transactions in prior years. The standalone selling price of the Potential Future Improvements was estimated at the fully burdened rate of research and development employees cost plus a commercially reasonable markup. The amount of the total transaction price allocated to the expanded license was determined using the residual approach, as a result of not having a standalone selling price for the expanded license; that is, the total transaction price less the standalone selling prices of the Additional Supply of CCM to Allergan and Potential Future Improvements.

Revenue related to the Additional Supply of CCM to Allergan has been deferred and will be recognized at the point in time in which deliveries are completed, for which no previously deferred revenue was recognized as revenue during the three months and six months ended June 30, 2020. Revenue related to the Potential Future Improvements has been deferred and amortized ratably over the remaining 9-year life of the patent, for which $5,000 of previously deferred revenue was recognized in revenue during each of the three month periods ended June 30, 2020 and 2019, and for which $10,000 of previously deferred revenue was recognized in revenue during each of the six month periods ended June 30, 2020 and 2019. As of June 30, 2020, the Company had not yet delivered any portion of the Additional Supply of CCM to Allergan. The $0.9 million residual amount of the total transaction price allocated to the expanded license was recognized as license revenue upon transfer of the license to Allergan in January 2020.

Remaining Performance Obligations and Deferred Revenue

The remaining performance obligations are the Company’s obligations to (1) deliver Additional Supply of CCM to Allergan and (2) share with Allergan any Potential Future Improvements to CCM identified through the Company’s research and development efforts.  Deferred revenue recorded for the Additional Supply of CCM to Allergan was $0.1 million and $0 as of June 30, 2020 and December 31, 2019, respectively, while deferred revenue recorded for the Potential Future Improvements was $0.1 million and $0.2 million as of June 30, 2020 and December 31, 2019, respectively. Deferred revenue is classified in current liabilities when the Company’s obligations to supply CCM or provide research for Potential Future Improvements are expected to be satisfied within twelve months of the balance sheet date.

Grant Revenue

In March 2017, the National Science Foundation, a government agency, awarded the Company a research and development grant to develop a novel wound dressing for infection control and tissue regeneration. Grant revenue recognized was $0.2 million for the three and six months ended June 30, 2019, and no grant revenue was recognized during 2020.

Professional Services Revenue

The Company recognizes revenue for professional services which are based upon negotiated rates with the counterparty and are nonrefundable. Professional services fees are recognized as revenue over time as the underlying services are performed. Professional services revenue related to the Company’s assistance in establishing Allergan’s alternative manufacturing facility was $0.1 million for the three months ended June 30, 2020 and 2019 and $0.2 million for the six months ended June 30, 2020 and 2019.

6. Merger

The Merger, which closed on May 26, 2020, was accounted for as a reverse asset acquisition pursuant to Topic 805, Clarifying the Definition of a Business, as substantially all of the fair value of the assets acquired were concentrated in a group of similar non-financial assets, and the acquired assets did not have outputs or employees. As the assets had not yet received regulatory approval, the fair value attributable to these assets was recorded as acquired in-process research and development (“IPR&D”) expenses in the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2020.

The total purchase price paid in the Merger has been allocated to the net assets acquired and liabilities assumed based on their fair values as of the completion of the Merger. The following summarizes the purchase price paid in the Merger (in thousands, except share and per share amounts):

Number of shares of the combined organization owned by the Company’s pre-Merger stockholders	3,394,299
Multiplied by the fair value per share of Conatus common stock (1)	$5.56
Fair value of consideration issued to effect the Merger	$18,872
Transaction costs	1,817
Purchase price	$20,689

(1)	Based on the last reported sale price of the Company’s common stock on the Nasdaq Capital Market on May 26, 2020, the closing date of the Merger, and gives effect to the Reverse Stock Split.

The allocation of the purchase price is as follows (in thousands):

Cash acquired	$12,835
Net assets acquired	710
Acquired IPR&D (2)	7,144
Purchase price	$20,689

(2)

Represents the research and development projects of Conatus which were in-process, but not yet completed. This consists primarily of Conatus’ emricasan product candidate. Current accounting standards require that the fair value of IPR&D projects acquired in an asset acquisition with no alternative future use be allocated a portion of the consideration transferred and charged to expense on the acquisition date. The acquired assets did not have outputs or employees.

7. PUR Settlement

In April 2019, Private Histogen entered into a Settlement, Release and Termination Agreement (“PUR Settlement”) with PUR Biologics, LLC and its members which terminated the License, Supply and Operating Agreements between Private Histogen and PUR, eliminated Private Histogen’s membership interest in PUR and returned all in-process research and development assets to Private Histogen (the “Development Assets”). The agreement also provided indemnifications and complete releases by and among the parties. The acquisition of the Development Assets was accounted for as an asset acquisition in accordance with ASC 805-50-50, Acquisition of Assets Rather than a Business.

As consideration for the reacquisition of the Development Assets, Private Histogen compensated PUR with both equity and cash components, including 167,323 shares of Series D convertible preferred stock with a fair value of $1.75 million and a potential cash payout of up to $6.25 million (the “Cap Amount”). Private Histogen paid PUR $0.5 million in upfront cash, forgave approximately $22,000 of accounts receivable owed by PUR to Private Histogen, and settled an outstanding payable of PUR of approximately $23,000 owed to a third-party. The Company is also obligated to make milestone and royalty payments, including (a) a $0.4 million payment upon the unconditional acceptance and approval of a New Drug Application or Pre-Market Approval Application by the US FDA related to the Development Assets, (b) a $0.4 million commercialization milestone upon reaching gross sales (by the Company or licensee) of the $0.5 million of products incorporating the Development Assets, and (c) a five percent (5%) royalty on net revenues collected by Histogen from commercial sales (by the Company or licensee) of products incorporating the Development Assets. The aforementioned cash payments, along with any future milestone and royalty payments, are all applied against the Cap Amount. In accordance with ASC 450, Contingencies, amounts for the milestone and royalty payments will be recognized when it is probable that the related contingent liability has been incurred and the amount owed is reasonably estimated. No amounts for the milestone and royalty payments have been recorded during the periods ended June 30, 2020 and December 31, 2019.

For the acquisition of the Development Assets, Private Histogen recognized approximately $2.27 million of in-process research and development expense (including the cash payments of $0.5 million and Series D preferred stock issuance of $1.75 million) on the accompanying condensed consolidated statement of operations for the three and six months ended June 30, 2019.

8. Paycheck Protection Program Loan

In April 2020, the Private Histogen applied for and received loan proceeds in the amount of $0.5 million (the “PPP Loan”) under the PPP as government aid for payroll, rent and utilities. The application for these funds required the Company to, in good faith, certify that the current economic uncertainty made the loan request necessary to support the ongoing operations of the Company. This certification further required the Company to take into account its current business activity and its ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. The certification made by the Company did not contain any objective criteria and is subject to interpretation. Based in part on the Company’s assessment of other sources of liquidity, the uncertainty associated with future revenues created by the COVID-19 pandemic and related governmental responses, and the going concern uncertainty reflected in the Company’s consolidated financial statements, the Company believed in good faith that it met the eligibility requirements for the PPP Loan. If, despite the good-faith belief that given the Company’s circumstances all eligibility requirements for the PPP Loan were satisfied, it is later determined that the Company had violated any applicable laws or regulations or it is otherwise determined that the Company was ineligible to receive the PPP Loan, it may be required to repay the PPP Loan in its entirety and/or be subject to additional penalties and potential liabilities.

On June 5, 2020, the Paycheck Protection Program Flexibility Act was signed into law, extending the PPP Loan forgiveness period from eight weeks to 24 weeks after loan origination, extending the initial deferral period of principal and interest payments from six months to ten months after the loan forgiveness period, reducing the required amount of payroll expenditures from 75% to 60%, removing the prior ban on borrowers taking advantage of payroll tax deferral after loan forgiveness and allowing for the amendment of the maturity date on existing loans from two years to five years.

As of June 30, 2020, the PPP Loan is classified as non-current on the accompanying condensed consolidated balance sheets.

9. Stockholders’ Deficit

Common Stock

Prior to the Merger, Conatus entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with Stifel, Nicolaus & Company, Incorporated (“Stifel”), pursuant to which the Conatus could sell from time to time, at its option, up to an aggregate of $35.0 million of shares of its common stock through Stifel, as sales agent. As of June 30, 2020, no shares were issued pursuant to the Sales Agreement. In July 2020, the Company terminated the Sales Agreement with Stifel.

Convertible Preferred Stock

In connection with the Merger, all of the outstanding shares of Private Histogen’s convertible preferred stock were converted into 5,046,154 shares of the Company’s common stock. As of December 31, 2019, Private Histogen’s convertible preferred stock is classified as temporary equity on the accompanying condensed consolidated balance sheets in accordance with authoritative guidance for the classification and measurement of potentially redeemable securities whose redemption is based upon certain change in control events outside of Private Histogen’s control, including liquidation, sale or transfer of control of Private Histogen. Private Histogen did not adjust the carrying values of the convertible preferred stock to the liquidation preferences of such shares because the occurrence of any such change of control event was not deemed probable.

The authorized, issued and outstanding shares of convertible preferred stock as of December 31, 2019 consisted of the following:

	Shares Authorized	Shares Issued and Outstanding	Liquidation Preference	Carrying Value
			(in thousands)
Series A	10,000,000	1,360,547	$9,486	$9,486
Series B	35,000,000	1,144,567	7,981	9,356
Series C	8,000,000	1,075,637	7,500	5,550
Series D	20,000,000	1,465,403	15,327	14,678
Total	73,000,000	5,046,154	$40,294	$39,070

During the six months ended June 30, 2020, the Company issued no convertible preferred stock. During the three months ended June 30, 2019, the Company issued 167,323 shares of Series D convertible preferred stock at $10.46 per share in connection with the PUR Settlement. During the six months ended June 30, 2019, the Company issued 16,413 shares of Series B convertible preferred stock at $6.97 per share and 216,468 shares of Series D convertible preferred stock, of which 167,323 shares related to the PUR Settlement, at $10.46 per share.

General Rights and Preferences of Private Histogen Convertible Preferred Stock

The holders of each series of convertible preferred stock were entitled to receive noncumulative dividends at a rate of 6% per share per annum based on the original issue price. The preferred stock dividends were payable in preference and in priority to any dividends on common stock if or when any dividends had been declared by the Board of Directors. The Company’s Board of Directors have not declared any dividends during the periods presented.

The holders of the Series A, B and C convertible preferred stock were entitled to receive liquidation preferences at the rate of $6.97 per share. The Series D holders were entitled to liquidation preferences at a rate of $10.46 per share. All series holders also had a right to receive declared but unpaid dividends upon a liquidation event. The liquidation preferences to all holders of preferred stock were to have been made pari passu with payments to other series of convertible preferred stockholders and made in preference to any payments to the holders of common stock.

The shares of each series of convertible preferred stock were convertible into an equal number of shares of common stock, at the option of the holder. Likewise, at the election of the holders of the majority of the then outstanding shares of convertible preferred stock, all shares would have automatically converted to an equal number of shares of common stock. Finally, each share of preferred stock was automatically converted into common stock immediately upon the Company’s sale of its common stock in a firm commitment underwritten public offering pursuant to a registration statement under the Securities Act of 1933, as amended, resulting in the receipt by the Company of at least $20.0 million in which the per share price is at least $31.38. The conversion from the public offering would result in the convertible preferred stockholders receiving less than one common share for each of their shares being converted.

The holders of each series of preferred stock were entitled to one vote for each share of common stock into which such preferred stock could then be converted; and with respect to such vote, such holders shall have full voting rights and powers equal to the voting rights and powers of the holders of common stock.

Common Stock Warrants

In 2016, Private Histogen issued warrants to purchase common stock as consideration for settlement of prior liability claims. The warrants for the purchase of up to 3,583 common shares at an exercise price of $23.08 a share expire on July 31, 2021. The warrants remain outstanding and unexercised for the periods presented.

In addition, at June 30, 2020, warrants to purchase 1,346 shares of common stock with an exercise price of $74.30 a share remain outstanding that were issued by Conatus in connection with obtaining financing in 2016. These warrants expire on July 3, 2023.

Stock-Based Compensation

Equity Incentive Plans

On December 18, 2017, Private Histogen established the Histogen Inc. 2017 Stock Plan (the “2017 Plan”). Under the 2017 Plan, Private Histogen was authorized to issue a maximum aggregate of 837,208 shares of common stock with adjustments for unissued or forfeited shares under the predecessor plan (the Histogen Inc. 2007 Stock Plan). In April 2019, Private Histogen amended the 2017 Plan, which increased the number of common stock available for grants by 326,711 shares. The 2017 Plan permitted the issuance of incentive stock options (“ISOs”), non-statutory stock options (“NSOs”) and Stock Purchase Rights. NSOs could be granted to employees, directors or consultants, while ISOs could be granted only to employees. Options granted vest over a maximum period of four years and expire ten years from the date of grant.  In connection with the closing of the Merger, no further awards will be made under the 2017 Plan.

In May 2020, in connection with the closing of the Merger, the Company’s stockholders approved the Company’s 2020 Incentive Award Plan (the “2020 Plan”). The maximum number of shares of the Company’s common stock available for issuance under the 2020 Plan equals the sum of (a) 850,000 shares; (b) any shares of common stock of the Company which are subject to awards under the Conatus 2013 Equity Incentive Plan (the “Conatus 2013 Plan”) as of the effective date of the 2020 Plan which become available for issuance under the 2020 Plan after such date in accordance with its terms; and (c) an annual increase on the first day of each calendar year beginning with the January 1 of the calendar year following the effectiveness of the 2020 Plan and ending with the last January 1 during the initial ten year term of the 2020 Plan, equal to the lesser of (i) five percent of the number of shares of the Company’s common stock outstanding (on an as-converted basis) on the final day of the immediately preceding calendar year, and (ii) such lesser number of shares of the Company’s common stock as determined by the Company’s board of directors.

Additionally, in connection with the closing of the Merger, no further awards will be made under the Conatus 2013 Plan. As of June 30, 2020, 116,091 fully vested options remain outstanding under the Conatus 2013 Plan with a weighted average exercise price of $37.59 per share.

The following summarizes activity related to the Company’s stock options under the 2017 Plan and the 2020 Plan for the six months ended June 30, 2020:

	Options Outstanding	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2019	1,362,173	$3.16	6.34	$2,926
Granted	124,119	$4.61
Exercised	(28,684)	$1.40
Cancelled or forfeited	(74,576)	$4.30
Outstanding at June 30, 2020	1,383,032	$3.26	6.12	$977
Vested and exercisable at June 30, 2020	860,017	$2.20	4.48	$1,382

Chief Executive Officer Stock Options

On January 24, 2019, the Company issued 485,178 stock options to its newly appointed Chief Executive Officer. In accordance with the original award agreement, 40% of the options would vest immediately upon an initial public offering or 45 days following a change in control, as defined in the award agreement, while the remaining 60% are subject to vesting, of which 25% vest on the first anniversary of the grant date and then ratably over the remaining 36 months.

On January 28, 2020, the award agreement was amended, which became effective upon the close of the Merger in May 2020, whereby the 40% of stock options (“Liquidity Option Shares”) subject to vesting upon an initial public offering or 45 days following a change in control will now vest immediately upon meeting certain performance and market condition-based criteria. The vesting of the Liquidity Option Shares is divided into four separate tranches, each vesting 25% of the Liquidity Option Shares, upon: (1) the closing of the proposed merger with Conatus; (2) the date that the market capitalization of the Company exceeds $200.0 million; (3) the date that the market capitalization of the Company exceeds $275.0 million, and; (4) the date that the market capitalization of the Company exceeds $300.0 million. Each vesting tranche represents a unique derived service period and therefore stock-based compensation expense for each vesting tranche is recognized on a straight-line basis over its respective derived service period. Additionally, in the event that the Chief Executive Officer’s employment with the Company is terminated without cause or he resigns for good reason, an additional portion of the stock options award will vest equal to the number of such options which would have vested in the 12 months following the date of such termination.

On May 26, 2020, in connection with the closing of the Merger, 48,517 options of the Liquidity Option Shares became fully vested as the performance condition was achieved. For the three and six months ended June 30, 2020, the Company recognized $0.1 million and $1,000 in compensation expense related to the performance and market-based options, respectively, all of which is recorded in general and administrative expense in the accompanying condensed consolidated statements of operations. As of June 30, 2020, there was $0.4 million of total unrecognized compensation cost related to unvested market condition-based options.

Valuation of Stock Option Awards

The following assumptions were used to calculate the fair value of awards granted to employees, non-employees and directors:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Expected volatility	76.3%	70.0%	76.3%	70.0%
Risk-free interest rate	0.45%	2.46%	0.45%	2.57%
Expected term (in years)	6.25	6.25	6.25	6.25
Expected dividend yield	-	-	-	-

The compensation cost that has been included in the accompanying condensed consolidated statements of operations for all stock-based compensation arrangements is detailed as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cost of product revenue	$10	$8	$19	$17
Research and development	2	10	6	21
General and administrative	218	98	306	176
Total	$230	$116	$331	$214

As of June 30, 2020, total unrecognized compensation cost related to unvested options, including unvested market condition-based options, was approximately $1.3 million which is expected to be recognized over a weighted-average period of 3.2 years.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance at June 30, 2020 is as follows:

Common stock warrants	4,929
Common stock options issued and outstanding	1,499,123
Common stock available for issuance under the 2020 Plan	725,881
Total	2,229,933

10. Commitments and Contingencies

Leases

In January 2020, Private Histogen entered into a long-term operating lease with San Diego Sycamore, LLC (“Sycamore”) for its headquarters that includes office and laboratory space. The lease commenced on March 1, 2020 and expires on August 31, 2031, with no options to renew or extend. The lease was accounted for as a modification of Private Histogen’s existing lease with Sycamore as the lease agreement did not grant Private Histogen an additional right-of-use asset.

The terms of the lease agreement include six months of rent abatement at lease commencement and a tenant improvement allowance of up to $2.2 million. The tenant improvements are required to be permanently affixed to the leased office and laboratory space and do not constitute leasehold improvements of the Company. During the construction period of the tenant improvements, the lease agreement requires the Company to relocate its operations to a similar Sycamore property whereby monthly rent is substantially reduced for the duration of the construction period. The lease is subject to additional variable charges for common area maintenance, insurance, taxes and other operating costs. At lease commencement, the Company recognized a right-of-use asset and operating lease liability totaling approximately $4.5 million. The Company used a discount rate based on its estimated incremental borrowing rate to determine the right-of-use asset and operating lease liability amounts to be recognized. The Company determined its incremental borrowing rate based on the term and lease payments of the new operating lease and what it would normally pay to borrow, on a collateralized basis, over a similar term for an amount equal to the lease payments. Operating lease expense is recognized on a straight-line basis over the lease term.

In connection with the closing of the Merger, the Company assumed Conatus’ noncancelable operating lease agreement, as amended, for certain office space with a lease term that expires on September 30, 2020. Upon close of the Merger, the Company recognized a right-of-use asset and operating lease liability in the amount of $0.1 million and $0.2 million, respectively, related to the Conatus lease. Prior to the Merger, Conatus entered into a sub-lease agreement with a third-party to lease the whole office space for the remainder of the lease term. Sublease income was not material for all periods presented.

The Company leases certain office equipment that is classified as a finance lease. As of June 30, 2020, the weighted-average remaining term of the Company’s operating and finance lease was 11 years and four years, respectively.

The Company recognizes right-of-use assets and lease liabilities at the lease commencement date based on the present value of future minimum lease payments over the lease term. The discount rate used to determine the present value of the lease payments is the rate implicit in the lease unless that rate cannot be readily determined, in which case, the Company utilizes its incremental borrowing rate in determining the present value of the future minimum lease payments. As of June 30, 2020, the weighted-average discount rate for the Company’s operating and finance lease was 12.2% and 10.0%, respectively.

The Company does not record leases with an initial term of 12 months or less on the consolidated balance sheets. Expense for these short-term leases is recognized on a straight-line basis over the lease term. The Company has elected the practical expedient to combine lease and nonlease components into a single component for all classes of underlying assets.

Future minimum payments of lease liabilities were as follows (in thousands):

	Operating Leases	Finance Lease
2020 (remaining 6 months)	$237	$6
2021	616	10
2022	757	10
2023	780	10
2024	803	5
Thereafter	6,010	—
Total minimum lease payments	9,203	41
Less: imputed interest	(4,421)	(7)
Total future minimum lease payments	4,782	34
Less: current obligations under leases	(116)	(7)
Noncurrent lease obligations	$4,666	$27

Litigation and Legal Matters

The Company is subject to claims and legal proceedings that arise in the ordinary course of business. Such matters are inherently uncertain, and there can be no guarantee that the outcome of any such matter will be decided favorably to the Company or that the resolution of any such matter will not have a material adverse effect upon the Company’s consolidated financial statements. The Company does not believe that any of such pending claims and legal proceedings will have a material adverse effect on its consolidated financial statements.

The Company has entered into numerous financing arrangements with Lordship Ventures Histogen Holdings LLC (“Lordship”), a related party (See Note 11). During subsequent financing events, Lordship asserted that it has certain rights and that are in some cases detrimental to other existing or future investors in the Company. Although the Company believes it has no further obligation to Lordship with respect to prior financing arrangements, there is no guarantee that, if requested, concessions will not be granted or that disputes will not arise with Lordship in the future.

11. Related Parties

Lordship

Lordship, with its predecessor entities along with its principal owner, Jonathan Jackson, have invested and been affiliated with the Private Histogen since 2010. As of June 30, 2020 and December 31, 2019, Lordship controlled approximately 20% and 28% of the Company’s outstanding voting shares, respectively, and currently holds two Board of Director seats.

In January 2012, the Private Histogen entered into an Indemnification Agreement (the “Lordship Indemnification”) with Lordship whereby Private Histogen granted Lordship special non-dilutive rights. Pursuant to the Indemnification Agreement, Private Histogen was obligated to issue to Lordship additional common stock based on payments or issuance of common stock the Company may make to Proteus Advisors, LLC (“Proteus”). Private Histogen had contracted with Proteus for various advisory services dating back to 2009, and settled the compensation for such services with Proteus in January 2016 through the immediate issuance of freestanding warrants to purchase 64,539 shares of Private Histogen’s Series B convertible preferred stock and a one-time cash payment of $0.3 million upon Private Histogen receiving additional accumulated capital investments of $10.0 million, beginning after May 1, 2015. In January 2019, Private Histogen issued 21,885 shares of common stock and 16,413 shares of Series B convertible preferred stock to Lordship, to settle its obligation under the Indemnification Agreement.

In November 2012, Private Histogen entered into a Strategic Relationship Success Fee Agreement with Lordship (the “Success Fee Agreement”). The Success Fee Agreement causes certain payments to be made from the Company to Lordship equal to 1% of certain product revenues and 10% of certain license and royalty revenues. The Success Fee Agreement also stipulates that if the Company engages in a merger or sale of all or substantially all (defined as 90% or more) of its assets or equity to a third party, then the Company has the option to terminate the agreement by paying Lordship the fair market value of future payments with the minimum payment being at least equal to the most recent annual payments Lordship has received. The Success Fee Agreement was amended in August 2016 but continues to carry the same rights to certain payments. Private Histogen recognized an expense to Lordship for the three months ended June 30, 2020 and 2019 of $0 and $0.1 million, respectively, and $0.1 million and $0.8 million for the six months ended June 30, 2020 and 2019, respectively, all of which is included in general and administrative expenses on the accompanying condensed consolidated statements of operations. As of June 30, 2020 and December 31, 2019, there was a balance of $15,000 and $16,000, respectively, paid to Lordship included in other assets on the accompanying condensed consolidated balance sheet in connection with the deferral of revenue from the Allergan license transfer agreements.

Promissory Notes

In April 2020, the Company entered into two promissory notes (the “Notes”), each for $0.3 million, with two stockholders, one of which was a principal owner of the Company. The Notes carried a fixed return of $25,000, due upon maturity. All outstanding principal and interest were due upon the earlier of (1) June 13, 2020 or (ii) 15 days following the consummation of the Merger. In June 2020, the Notes, including principal and interest, was repaid.

Dr. Stephen Chang

Dr. Chang is a Board member and was acting Chief Executive Officer of the Company from April 2017 through January 2019. For the three months ended June 30, 2020 and 2019 , Dr. Chang was paid $0 and $10,000, respectively, for consulting services and for the six months ended June 30, 2020 and 2019, Dr. Chang was paid $15,000 and $35,000, respectively, for consulting services, all of which is recorded in general and administrative expenses on the accompanying condensed consolidated statements of operations.

12. Subsequent Events

Common Stock Purchase Agreement with Lincoln Park

In July 2020, the Company entered into a common stock purchase agreement (the “2020 Purchase Agreement”) with Lincoln Park which provides that, upon the terms and subject to the conditions and limitations in the 2020 Purchase Agreement,  Lincoln Park is committed to purchase up to an aggregate of $10.0 million of shares of the Company’s common stock. Upon execution of the 2020 Purchase Agreement, the Company sold 328,516 shares of common stock at $3.04399 per share to Lincoln Park for proceeds of $1.0 million and Lincoln Park was committed to purchase up to $9.0 million of additional shares of the Company’s common stock at the Company’s request from time to time during a 24 month period that began in July 2020 and at prices based on the market price of the Company’s common stock at the time of each sale, subject to certain conditions. In consideration for entering into the 2020 Purchase Agreement and concurrently with the execution of the 2020 Purchase Agreement, the Company issued 66,964 shares of its common stock to Lincoln Park.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with (i) our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the period ended June 30, 2020 (this “Quarterly Report”), (ii) the unaudited condensed consolidated financial statements and related notes thereto for the period ended March 31, 2020 of privately-held Histogen Inc. (“Private Histogen”) prior to the merger described herein (“Merger”), included in our Current Report on Form 8-K/A, filed with the Securities and Exchange Commission (“SEC”) on June 26, 2020, and (iii) Private Histogen’s audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2019, included in our Amendment No. 1 to Registration Statement on Form S-4, filed with the SEC on March 13, 2020 (Registration No. 333-236332) (the “Registration Statement”). As further described in Note 1 – Description of Business and Note 6 – Merger in our condensed consolidated financial statements included elsewhere in this Quarterly Report, Private Histogen was determined to be the accounting acquirer in the Merger. Accordingly, the pre-Merger historical financial information presented in this Quarterly Report reflects the standalone financial statements of Private Histogen and, therefore, period-over-period comparisons may not be meaningful. In addition, references to the Company’s operating results prior to the Merger will refer to the operating results of Private Histogen. Except as otherwise indicated herein or as the context otherwise requires, references in this Quarterly Report to “Histogen” “the Company,” “we,” “us” and “our” refer to Histogen Inc., a Delaware corporation, on a post-Merger basis, and the term “Private Histogen” refers to the business of privately-held Histogen Inc. prior to completion of the Merger.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements, including statements regarding:

•	any impact of the COVID-19 pandemic, or responses to the pandemic, on our business, clinical trials or personnel;

•	our expectations regarding the potential benefits of our strategy and technology;

•	our expectations regarding the operation of our product candidates and related benefits;

•	our beliefs regarding our industry;

•	our beliefs regarding the success, cost and timing of our product candidate development activities and current and future clinical trials and studies;

•	our beliefs regarding the potential markets for our product candidates and our ability to serve those markets;

•	our ability to attract and retain key personnel;

•	our ability to obtain funding for our operations, including funding necessary to complete further development and any commercialization of our product candidates; and

•	regulatory developments in the United States, or U.S., and foreign countries, with respect to our product candidates.

These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance and achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of these terms or other comparable terminology. These forward-looking statements are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of risks, uncertainties and assumptions, including those described in Part II, Item 1A, “Risk Factors.” The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Moreover, we operate in an evolving environment.  New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

We have common law trademark rights in the unregistered marks “Histogen Inc.,” “Histogen Therapeutics Inc.,” “Histogen,” and the Histogen logo in certain jurisdictions. Solely for convenience, trademarks and tradenames referred to in this Quarterly Report appear without the ® and ™ symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or that the applicable owner will not assert its rights, to these trademarks and tradenames.

Overview

Histogen is a therapeutics company focused on developing potential first-in-class restorative therapeutics that ignite the body’s natural process to repair and maintain healthy biological function.

Histogen’s technology is based on the discovery that growing fibroblast cells under simulated embryonic conditions induces them to become multipotent with stem cell like properties The environment created by Histogen’s proprietary process mimics the conditions within the womb — very low oxygen and suspension. When cultured under these conditions, the fibroblast cells generate biological materials that stimulate a person’s own stem cells to activate and replace/regenerate their damaged cells and tissue. Histogen’s proprietary, reproducible manufacturing process provides targeted solutions that harness the body’s inherent regenerative power across a broad range of therapeutic indications including hair growth, dermal rejuvenation, joint cartilage regeneration and spinal disc repair.

Histogen’s reproducible manufacturing process yields multiple biologic products from a single bioreactor, including cell conditioned medium (CCM), human extracellular matrix (hECM) and hair stimulating complex (HSC), creating a spectrum of products for a variety of markets from one core technology.

•

Human Multipotent Cell Conditioned Media, or CCM: A soluble multipotent CCM that is the starting material for products for skin care and other applications. The liquid complex produced through Histogen’s manufacturing process contains soluble biologicals with a diverse range of embryonic-like proteins. Because the cells produce and secrete these factors while developing the extracellular matrix, or ECM, these proteins are naturally infused into the liquid media in a stabilized form. The CCM contains a diverse mixture of cell-signaling materials, including human growth factors such as Keratinocyte Growth Factor, soluble human ECM proteins such as collagen, and vital proteins which support the epidermal stem cells that renew skin throughout life.

•

Human Extracellular Matrix, or hECM: An insoluble hECM for applications such as orthopedics and soft tissue augmentation, which can be fabricated into a variety of structural or functional forms for tissue engineering and clinical applications. The hECM produced through Histogen’s proprietary process is a novel, all-human, naturally secreted material. It is most similar to early embryonic structural tissue which provides the framework and signals necessary for cell in-growth and tissue development. By producing similar ECM materials to those that aided in the original formation of these tissues in the embryo, regenerative cells are supported in vitro and have shown potential as therapeutics in vivo.

•

Hair Stimulating Complex, or HSC: A soluble biologic comprised of growth factors involved in the signaling of cells in the body, particularly those factors known to be important in hair formation and the stimulation of resting hair follicles.

Under the hECM and HSC core technology platforms, we have three product candidates in clinical development intended to address what we believe to be underserved, multibillion-dollar global markets:

•

HST-001 is a hair stimulating complex, or HSC, intended to be a physician-administered therapeutic for alopecia (hair loss). HST-001 is minimally-invasive and has been shown in early studies to stimulate resting hair follicles to produce new cosmetically-relevant hair. In May of 2020, we initiated our Phase 1b/2a clinical trial of HST-001, designed to assess the safety, tolerability and indicators of efficacy of HST-001 for the treatment of androgenic alopecia in men. We anticipate having top-line results in the fourth quarter of 2020.

•

HST-002 is a human-derived collagen and extracellular matrix dermal filler intended to be injected into the dermis for the treatment of facial folds and wrinkles. In April of 2020, we filed an investigational device exemption, or IDE, with the FDA. Assuming the IDE is granted by FDA, we plan to initiate a Phase 1 clinical trial, designed to assess the safety and tolerability of HST-002, as well as look for early indications of efficacy versus Restylane-L in moderate to severe nasolabial folds, in the fourth quarter of 2020.

•

HST-003 is a human extracellular matrix, or hECM, intended for regenerating hyaline cartilage for the treatment of articular cartilage defects in the knee, with a novel malleable scaffold that stimulates the body’s own stem cells. In February 2020, we were notified that our HST-003 program was recommended for a grant award of up to $2.0 million from the U.S. Department of Defense (“DoD”) to partially fund a Phase 1/2 clinical trial of HST-003 for regeneration of cartilage in the knee. We intend to file an IND for HST-003 in the fourth quarter of 2020. We are in the process of negotiating the specific terms of the award and completing the additional documentation required for submission to the DoD.

Additionally, we are developing HST-004, which is a CCM scaffold intended to be administered through an interdiscal injection for spinal disc repair. Early research has shown that HST-004 stimulates stem cells from spinal disc to proliferate and secrete aggrecan and collagen II. HST-004 was shown to reduce inflammation and protease activity and upregulate aggrecan production in an ex vivo spinal disc model.

Histogen has also developed a non-prescription topical skin care ingredient utilizing CCM that harnesses the power of growth factors and other cell signaling molecules to support our epidermal stem cells, which renew skin throughout life. The CCM ingredient for skin care currently generates product revenue from Allergan Sales LLC (“Allergan”), who formulates the ingredient into their skin care product lines in spas and professional offices

Recent Developments

Coronavirus (COVID-19)

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China (the “COVID-19 outbreak”) and the risks to the international community as the virus spreads globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally.

The full impact of the COVID-19 outbreak continues to evolve as of the date of this Quarterly Report. As such, it is uncertain as to the full magnitude that the pandemic will have on the Company’s financial condition, liquidity, and future results of operations. Management is actively monitoring the situation on its financial condition, liquidity, operations, customers, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the response to curb its spread, the Company is not able to estimate the effects of the COVID-19 outbreak to its results of operations, financial condition, or liquidity for fiscal year 2020.

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions and technical corrections to tax depreciation methods for qualified improvement property. The Company continues to examine the impact that the CARES Act may have on its business. Currently, the Company is unable to determine the impact that the CARES Act will have on its financial condition, results of operations, or liquidity. The CARES Act also appropriated funds for the U.S. Small Business Administration Paycheck Protection Program (“PPP”) loans that are forgivable in certain situations to promote continued employment, as well as Economic Injury Disaster Loans to provide liquidity to small businesses harmed by COVID-19. Refer to Note 8 – Paycheck Protection Program Loan for further information.

Merger

On January 28, 2020, the Company, then operating as Conatus Pharmaceuticals Inc. (“Conatus”), entered into an Agreement and Plan of Merger and Reorganization, as amended (the “Merger Agreement”), with privately-held Histogen Inc. (“Private Histogen”) and Chinook Merger Sub, Inc., a wholly-owned subsidiary of Conatus (“Merger Sub”). Under the Merger Agreement, Merger Sub merged with and into Private Histogen, with Private Histogen surviving as a wholly-owned subsidiary of the Company (the “Merger”). On May 26, 2020, the Merger was completed.  Conatus changed its name to Histogen Inc., and Private Histogen, which remains as a wholly-owned subsidiary of the Company, changed its name to Histogen Therapeutics Inc. On May 27, 2020, the combined company’s common stock began trading on The Nasdaq Capital Market under the ticker symbol “HSTO.”

Pursuant to the terms of the Merger Agreement, each outstanding share of Private Histogen common stock outstanding immediately prior to the closing of the Merger was converted into approximately 0.14342 shares of Company common stock (the “Exchange Ratio”), after taking into account the Reverse Stock Split, as defined below. Immediately prior to the closing of the Merger, all shares of Private Histogen preferred stock then outstanding were exchanged into shares of common stock of Private Histogen. In addition, all outstanding options exercisable for common stock of Private Histogen and warrants exercisable for common stock of Private Histogen became options and warrants exercisable for the same number of shares of common stock of the Company multiplied by the Exchange Ratio. Immediately following the Merger, stockholders of Private Histogen owned approximately 71.3% of the outstanding common stock of the combined company.

Prior to the Merger and since our inception through June 30, 2020, we have accumulated losses of $55.9 million and expects to incur operating losses and generate negative cash flows from operations for the foreseeable future. Through June 30, 2020, we have devoted a substantial portion of our efforts to raising capital, building infrastructure and conducting preclinical studies, clinical trials and product development activities. We incurred net losses of $12.0 million, $3.0 million and $6.2 million for the six months ended June 30, 2020 and the years ended December 31, 2019 and 2018, respectively.

We have not yet established an ongoing source of revenues sufficient to cover our operating costs and have funded our activities to date from debt and equity financings, government funding and license revenues. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates. Substantially all of our net losses have resulted from costs incurred in connection with advancing our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant and increasing operating losses for at least the next several years. We expect that our expenses and capital funding requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

•	Execute the HST-001 Phase 1b/2a clinical trial to determine optimal dosing for the treatment of androgenic alopecia in men;
•	Advance HST-002 into a Phase 1 clinical trial for the treatment of moderate to severe nasolabial folds;
•	File an IND for HST-003 for the treatment of articular cartilage defects and commencing a Phase 1/2 clinical study;
•	Advance the preclinical development of HST-004;
•	Maintain, expand and protect our intellectual property portfolio;
•	Seek regulatory approvals for any product candidates that successfully complete clinical trials; and
•

Add operational, financial and management information systems and personnel, including personnel to support our planned product development and commercialization efforts, as well as to support our transition to a public reporting company.

As a result, our plans continue to be focused on raising additional capital or other financing, such as potential partnering arrangements with respect to our existing technology. However, no assurance can be given at this time as to whether we will be able to achieve these objectives. If we fail to raise capital or enter into such agreements as, and when needed, we could have significant delays in the development and commercialization of one or more of our product candidates.

As of June 30, 2020, we had cash and cash equivalents of $10.4 million. Based on our current development plans, including plans for the preparation for commercialization and other operating costs, we believe that our current capital will not be sufficient to fund our planned operations for the foreseeable future.

We may obtain additional financing in the future through the issuance of our common stock in public offerings, through other equity or debt financings or through collaborations, partnerships, and grants with other companies and organizations. For example, in July 2020, we entered into a common stock purchase agreement with Lincoln Park which provides that, upon the terms and subject to the conditions and limitations in the 2020 Purchase Agreement, Lincoln Park is committed to purchase up to an aggregate of $10.0 million of shares of our common stock. However, we may be unable to raise additional funds or enter into other agreements or arrangements on terms acceptable to us on a timely basis or at all. Management has concluded that this circumstance raises substantial doubt about our ability to continue as a going concern for twelve months after the issuance date of the financial statements included in this Quarterly Report.

Similarly, in its report on our financial statements for the year ended December 31, 2019, our independent registered public accounting firm included an explanatory paragraph stating that our recurring losses from operations and required additional funding to finance our operations raise substantial doubt about our ability to continue as a going concern.

License Agreement

Allergan License and Supply Agreements

In July 2017, the Company and Allergan entered into a letter agreement to transfer Suneva Medical, Inc.’s Amended and Restated License and Supply Agreements (collectively the “Allergan Agreements”) to Allergan, which grants exclusive rights to commercialize our CCM skin care ingredient worldwide, excluding South Korea, China and India, in exchange for royalty payments to us based on Allergan’s sales of product including the licensed ingredient. Through June 30, 2020, we entered into several amendments to the Allergan Agreements to, among other things, expand Allergan’s license rights, identify exclusive and non-exclusive fields of use and clarify responsibilities with response to regulatory filings. For these amendments to the License Agreements, we have received cash payments of $19.5 million through June 30, 2020. The Allergan Agreements also include a potential future milestone payment of $5.5 million if Allergan’s net sales of products containing our CCM skin care ingredient exceeds $60 million in any calendar year through December 31, 2027.

From time to time, we may improve our CCM skin care ingredient, and to the extent that these are within the field of use in the Allergan Agreements, we will provide the improvements to Allergan. The remaining performance obligations related to the Allergan Agreements from 2017 were our obligations to supply CCM and provide potential future improvements to Allergan, for which our obligation to supply CCM was satisfied during the fourth quarter of 2019.

On January 17, 2020, the Company and Allergan amended the Allergan Agreements, further clarifying the fields of use, the product definition and rights to certain improvements, as well as us agreeing to supply additional CCM in 2020 and provide further technical assistance to Allergan (the cost of which shall be reimbursed to the Company), for a one-time payment of $1.0 million to us.

Allergan may terminate the agreement for convenience upon one business days’ notice to us. Under the Amended and Restated License Agreement, as amended, Allergan will indemnify the Company for third party claims arising from Allergan’s breach of the agreement, negligence or willful misconduct, or the exploitation of products by Allergan or its sublicensees. We will indemnify Allergan for third party claims arising from our breach of the agreement, negligence or willful misconduct, or the exploitation of products by us prior to the effective date.

Components of Results of Operations

Revenue

Our revenues to date have been generated primarily from the sale of cosmetic ingredient products (CCM), license fees, professional services revenue, and a National Science Foundation grant award.

License, Product and Professional Services Revenue

Our license, product and professional services revenue to date has been generated primarily from payments received under the Allergan Agreements.

Grant Revenue

In March 2017, the National Science Foundation (“NSF”), a government agency, awarded us a research and development grant to develop a novel wound dressing for infection control and tissue regeneration.

Operating Expenses

Cost of Revenues

Cost of product revenue represents direct and indirect costs incurred to bring the product to saleable condition, including write-offs of inventory.

Cost of professional services revenue represents costs for full-time employee equivalents and actual out-of-pocket costs.

In-Process Research and Development

In-process research and development expenses represent costs incurred for acquisitions of technologies for which regulatory approval had not yet been obtained.

Research and Development

Research and development expenses consist primarily of costs incurred for the preclinical and clinical development of our product candidates, which include:

•	expenses under agreements with third-party contract organizations, investigative clinical trial sites that conduct research and development activities on our behalf, and consultants;
•	costs related to develop and manufacture preclinical study and clinical trial material;
•	salaries and employee-related costs, including stock-based compensation;
•	costs incurred under our collaboration and third-party licensing agreements; and
•	laboratory and vendor expenses related to the execution of preclinical and clinical trials.

We accrue all research and development costs in the period for which they are incurred. Costs for certain development activities are recognized based on an evaluation of the progress to completion of specific tasks using information and data provided to us by our vendors, collaborators and third-party service providers. Advance payments for goods or services to be received in future periods for use in research and development activities are deferred and then expensed as the related goods are delivered and as services are performed.

We expect our research and development expenses to increase substantially for the foreseeable future as we: (i) invest in additional operational personnel to support our planned product development efforts, and (ii) continue to invest in developing our product candidates as our product candidates advance into later stages of development, and as we begin to conduct larger clinical trials. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials.

Our direct research and development expenses are tracked by product candidate and consist primarily of external costs, such as fees paid under third-party license agreements and to outside consultants, contract research organizations (“CROs”), contract manufacturing organizations and research laboratories in connection with our preclinical development, process development, manufacturing and clinical development activities. We do not allocate employee costs and costs associated with our discovery efforts, laboratory supplies and facilities, including other indirect costs, to specific product candidates because these costs are deployed across multiple programs and, as such, are not separately classified. We use internal resources primarily to conduct our research as well as for managing our preclinical development, process development, manufacturing and clinical development activities. These employees work across multiple programs and, therefore, we do not track our costs by product candidate unless such costs are includable as subaward costs. The following table shows our research and development expenses by type of activity (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Pre-clinical and clinical	$576	$4	748	170
Salaries and benefits	490	492	1,014	993
Facilities and other costs	371	489	1,066	880
Total research and development expenses	$1,437	$985	$2,828	$2,043

We cannot determine with certainty the timing of initiation, the duration or the completion costs of current or future preclinical studies and clinical trials of our product candidates due to the inherently unpredictable nature of preclinical and clinical development, including any potential expanded dosing beyond the original protocols based in part on ongoing clinical success. Clinical and preclinical development timelines, the probability of success and development costs can differ materially from expectations. We anticipate that we will make determinations as to which product candidates to pursue and how much funding to direct to each product candidate on an ongoing basis in response to the results of ongoing and future preclinical studies and clinical trials, regulatory developments and our ongoing assessments of each product candidate’s commercial potential. We will need to raise substantial additional capital in the future. In addition, we cannot forecast which product candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.

General and Administrative

General and administrative expenses consist primarily of personnel-related costs, insurance costs, facility costs and professional fees for legal, patent, consulting, investor and public relations, accounting and audit services. Personnel-related costs consist of salaries, benefits and stock-based compensation. We expect our general and administrative expenses to increase substantially as we: (i) incur additional costs associated with being a public company, including audit, legal, regulatory, and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance premiums, and investor relations costs, (ii) hire additional personnel, and (iii) protect our intellectual property.

Other Income (Expense)

Interest Income

Interest income consists of interest earned on our cash equivalents, which consist of money market funds. Our interest income has not been significant due to low interest earned on invested balances.

Results of Operations

Comparison of Three Months Ended June 30, 2020 and 2019

The following table summarizes our results of operations for the three months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,
	2020	2019	Change
Revenues
License	$5	$5	-
Product	—	1,184	(1,184)
Grants	—	150	(150)
Professional services	103	86	17
Total revenues	108	1,425	(1,317)
Operating expenses
Cost of product revenue	—	513	(513)
Cost of professional services revenue	89	75	14
In-process research and development	7,144	2,250	4,894
Research and development	1,437	985	452
General and administrative	1,588	1,551	37
Total operating expenses	10,258	5,374	4,884
Loss from operations	(10,150)	(3,949)	(6,201)
Total other income (expense)	(28)	42	(70)
Net loss	$(10,178)	$(3,907)	$(6,271)

Revenues

For the three months ended June 30, 2020 and 2019, we recognized product and service revenues of $0.1 million and $1.3 million, respectively. The year-over-year decrease of $1.2 million was primarily due to a decrease in the fulfillment of supply orders of CCM to Allergan and one additional customer.

For the three months ended June 30, 2020 and 2019, we recognized grant revenue of $0 and $0.2 million, respectively, all of which was related to a NSF research grant awarded to us in 2017 and resulted from the acceptance of milestone reports in 2019.

Total Operating Expenses

Cost of Revenues

For the three months ended June 30, 2020 and 2019, we recognized cost of product revenue of $0 million and $0.5 million, respectively. The decrease of $0.5 million for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019 was commensurate with the decrease in product sales.

For both the three months ended June 30, 2020 and 2019, we recognized costs of professional services of $0.1 million.

In-Process Research and Development

In-process research and development expenses increased $4.9 million for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. In the three months ended June 30, 2020, we incurred $7.1 million for in-process research and development acquired in connection with the Merger and in the three months ended June 30, 2019, we incurred $2.3 million for in-process research and development related to the acquisition of HST-003 and HST-004 from PUR.

Research and Development Expenses

Research and development expenses for the three months ended June 30, 2020 and 2019 were $1.4 million and $1.0 million, respectively. The increase of $0.4 million for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019 was primarily due to increases related to expanded development costs of numerous of our product candidates.

General and Administrative Expenses

General and administrative expenses for both the three months ended June 30, 2020 and 2019 were $1.6 million. While total general and administrative expenses remained relatively flat, the three months ended June 30, 2019 included success based fees related to the $7.5 million of license revenue received in the three months ended June 30, 2019 of approximately $0.8 million for which there was no comparable expense incurred in the three months ended June 30, 2020.  This decrease for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019 was offset by increases in personnel related expenses and legal and accounting fees in the three months ended June 30, 2020.

Other Income (Expense)

We recognized other expense of $28,000 for the three months ended June 30, 2020, as compared to other income of $42,000 for the three months ended June 30, 2019.

Comparison of Six Months Ended June 30, 2020 and 2019

The following table sets forth our selected statements of operations data for the six months ended June 30, 2020 and 2019 (in thousands):

	Six Months Ended June 30,
	2020	2019	Change
Revenues
License	$872	$7,510	(6,638)
Product	—	1,766	(1,766)
Grants	—	150	(150)
Professional service	214	153	61
Total revenues	1,086	9,579	(8,493)
Operating expenses
Cost of product revenue	161	792	(631)
Cost of professional services revenue	186	133	53
In-process research and development	7,144	2,250	4,894
Research and development	2,828	2,043	785
General and administrative	2,771	3,405	(634)
Total operating expenses	13,090	8,623	4,467
Loss from operations	(12,004)	956	(12,960)
Total other income (expense)	(28)	65	(93)
Net loss	$(12,032)	$1,021	$(13,053)

Revenues

For the six months ended June 30, 2020 and 2019, we recognized license revenues of $0.9 million and $7.5 million, respectively. The $7.5 million recognized in the six months ended June 30, 2019 related to an upfront payment received in the same period in connection with the execution of the 2019 Allergan Agreement.  We received a $1.0 million upfront payment in connection with an amendment to the 2019 Allergan Agreement executed in the six months ended June 30, 2020, of which approximately $0.1 million was deferred at June 30, 2020.

For the six months ended June 30, 2020 and 2019, we recognized product and service revenues of $0.2 million and $1.9 million, respectively. The decrease of $1.7 million for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019 was primarily due to a decrease in fulfillment of supply orders of CCM to Allergan and one additional customer in 2019 as compared to 2020.

Grant revenue for the six months ended June 30, 2020 and 2019 was $0 and $0.2 million, respectively, all of which was related to an NSF research grant awarded to us in 2017 and resulted from the acceptance of milestone reports in 2019.

Total Operating Expenses

Cost of Revenues

For the six months ended June 30, 2020 and 2019, we recognized cost of product revenue of $0.2 million and $0.8 million, respectively. The decrease of $0.6 million for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019 was commensurate with the decrease in product sales, coupled with a $0.2 million write-off of inventory.

For the six months ended June 30, 2020 and 2019, we recognized costs of professional services of $0.2 million and $0.1 million, respectively. The increase of $0.1 million for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019 was a result of a corresponding increase in professional services sales.

In-process Research and Development Expenses

In-process research and development expenses increased $4.9 million for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. In the six months ended June 30, 2020, we incurred $7.1 million for in-process research and development acquired in connection with the Merger and in the six months ended June 30, 2019, we incurred $2.3 million for in-process research and development related to the acquisition of HST-003 and HST-004 from PUR.

Research and Development Expenses

Research and development expenses for the six months ended June 30, 2020 and 2019 were $2.8 million and $2.0 million, respectively. The increase of $0.8 million for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019 was primarily due to an increase related to expanded development costs of numerous of our product candidates.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2020 and 2019 were $2.8 million and $3.4 million, respectively. The decrease of $0.6 million for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019 is primarily due to success based fees related to the $7.5 million of license revenue received in the six months ended June 30, 2019 of approximately $0.8 million for which there was no comparable expense incurred in the six months ended June 30, 2020.  This decrease was offset by increases in legal, accounting and other professional fees in the six months ended June 30, 2020.

Other Income (Expense)

We recognized other expense of $28,000 for the six months ended June 30, 2020, as compared to other income of $65,000 for the six months ended June 30, 2019.

Liquidity, Capital Resources and Going Concern

From inception through June 30, 2020, we have accumulated losses of $55.9 million and expect to incur operating losses and generate negative cash flows from operations for the foreseeable future. As of June 30, 2020, we had $10.4 million in cash and cash equivalents.

We have not yet established ongoing sources of revenues sufficient to cover our operating costs and will need to continue to raise additional capital to support our future operating activities, including progression of our development programs, preparation for commercialization, and other operating costs. Our plans with regard to these matters include entering into a combination of additional debt or equity financing arrangements, government funding, strategic partnerships, collaboration and licensing arrangements, or other similar arrangements. There can be no assurance that we will be able to obtain additional financing on terms acceptable to us, on a timely basis or at all.

The condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Based on the above, there is substantial doubt about our ability to continue as a going concern within one year from the date the condensed consolidated financial statements are available to be issued. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

On May 29, 2019, Conatus received a letter from the Nasdaq staff indicating that, for the prior thirty consecutive business days, the bid price for its common stock had closed below the minimum $1.00 per share requirement for continued listing on the Nasdaq Global Market under Nasdaq Listing Rule 5450(a)(1).

Conatus filed an application to transfer the listing of its common stock from the Nasdaq Global Market to the Nasdaq Capital Market.  On November 27, 2019, the application was approved by Nasdaq and a result, Conatus was granted an additional 180-day grace period, until May 25, 2020, to regain compliance with the minimum $1.00 per share requirement for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5810(c)(3)(A).  Subsequently, based on an immediately effective rule change with the SEC on April 16, 2020, Conatus’ deadline to regain compliance was extended to August 10, 2020.

On May 26, 2020, in connection with, and prior to the completion of, the Merger, we effected a reverse stock split of our common stock, which enabled us to regain compliance with the minimum closing bid price requirement.  Even though we have regained compliance with the Nasdaq Capital Market’s minimum closing bid price requirement, there is no guarantee that we will remain in compliance with such listing requirements in the future.

Common Stock Purchase Agreement with Lincoln Park

In July 2020, we entered into a common stock purchase agreement (the 2020 Purchase Agreement) with Lincoln Park which provides that, upon the terms and subject to the conditions and limitations in the 2020 Purchase Agreement, Lincoln Park, is committed to purchase up to an aggregate of $10.0 million of shares of our common stock. Upon execution of the 2020 Purchase Agreement, we sold 328,516 shares of common stock at $3.04399 per share to Lincoln Park for proceeds of $1.0 million and Lincoln Park is committed to purchase up to $9.0 million of additional shares of our common stock at our request from time to time during a 24 month period that began in July 2020 and at prices based on the market price of our common stock at the time of each sale, subject to certain conditions. In consideration for entering into the 2020 Purchase Agreement and concurrently with the execution of the 2020 Purchase Agreement, we issued 66,964 shares of our common stock to Lincoln Park.

At Market Issuance Agreement with Stifel, Nicolaus & Company, Incorporated

Effective July 20, 2020, in connection with the execution of the 2020 Purchase Agreement, we elected to terminate the At Market Issuance Sales Agreement, dated August 2, 2018, between us and Stifel, Nicolaus & Company, Incorporated, which provided for the sale of up to $35.0 million of our common stock.

Cash Flow Summary for the Six Months Ended June 30, 2020 and 2019

The following table shows a summary of our cash flows for the six months ended June 30, 2020 and 2019 (in thousands):

	Six Months Ended
	2020	2019
Net cash provided by (used in)
Operating activities	$(4,230)	$2,840
Investing activities	12,305	(112)
Financing activities	504	497
Net decrease in cash, cash equivalents and restricted cash	$8,579	$3,225

Operating activities

Net cash used in operating activities was $4.2 million for the six months ended June 30, 2020, resulting from our net loss of $12.0 million, which included non-cash charges of $7.7 million primarily related to acquired in-process research and development in connection with the Merger and stock-based compensation, and a $0.1 million change in our operating assets and liabilities.

Net cash provided by operating activities was $2.8 million for the six months ended June 30, 2019, resulting from our net income of $1.0 million, which included non-cash charges of $2.0 million primarily related to the issuance of shares of our convertible preferred stock for the settlement with PUR and stock-based compensation, and a $0.2 million change in our operating assets and liabilities.

Investing activities

Net cash provided by investing activities was $12.3 million for the six months ended June 30, 2020, consisting of cash of $12.8 million received in connection with the Merger, offset by payments for acquisition related costs and purchases of property and equipment. Net cash used in investing activities was $0.1 million, all of which was for purchases of property and equipment.

Financing activities

Net cash provided by financing activities was $0.5 million for the six months ended June 30, 2020, resulting primarily from the proceeds of the PPP Loan. Net cash provided by financing activities was $0.5 million for the six months ended June 30, 2019, resulting primarily from proceeds received from the sale of shares of our convertible preferred stock.

Funding Requirements

We believe our existing cash and cash equivalents will be sufficient to meet our anticipated cash requirements into the second quarter of 2021. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Additionally, the process of testing product candidates in clinical trials is costly, and the timing of progress, potential dose expansions beyond our planned study protocols based in part on our clinical progress, and expenses in these trials is uncertain.

Our future capital requirements will depend on many factors, including:

•

the type, number, scope, progress, expansions, results, costs and timing of, our preclinical studies and clinical trials of our product candidates which we are pursuing or may choose to pursue in the future;

•	the costs and timing of manufacturing for our product candidates, including commercial manufacturing if any product candidate is approved;
•	the costs, timing and outcome of regulatory review of our product candidates;
•	the costs of obtaining, maintaining and enforcing our patents and other intellectual property rights;
•	our efforts to enhance operational systems and hire additional personnel to satisfy our obligations as a public company, including enhanced internal controls over financial reporting;
•	the costs associated with hiring additional personnel and consultants as our preclinical and clinical activities increase;
•	the costs and timing of establishing or securing sales and marketing capabilities if any product candidate is approved;
•	our ability to achieve sufficient market acceptance, adequate coverage and reimbursement from third-party payors and adequate market share and revenue for any approved products;
•	the terms and timing of establishing and maintaining collaborations, licenses and other similar arrangements;
•	the impact of any natural disasters or public health crises, such as the COVID-19 pandemic; and
•	costs associated with any products or technologies that it may in-license or acquire.

Until such time, if ever, as we can generate substantial product revenues to support our cost structure, we expect to finance our losses from operations and capital funding needs through a combination of equity offerings, debt financings, government funding and other sources, including potentially collaborations, licenses and other similar arrangements. To the extent we raise additional capital through the sale of convertible debt or equity securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through collaborations, licenses and other similar arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us and/or may reduce the value of our common stock. If we are unable to raise additional funds through debt or equity financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market our product candidates even if we would otherwise prefer to develop and market such product candidates by ourselves. There can be no assurance that we will be able to obtain any sources of financing on acceptable terms, or at all.

We may be unable to raise additional funds on acceptable terms or at all. As a result of the COVID-19 pandemic and actions taken to slow its spread, the global credit and financial markets have recently experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. If we are unable to raise additional funds, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market our product candidates even if we would otherwise prefer to develop and market such product candidates ourselves.

Critical Accounting Policies

Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of the financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses incurred during the reporting periods.

Our estimates are based on our historical experience, trends and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Though the impact of the COVID-19 pandemic to our business and operating results presents additional uncertainty, we continue to use the best information available to us in our critical accounting estimates.

We consider our critical accounting policies and estimates to be related to research and development expenses and accruals and revenue recognition. There have been no material changes to our critical accounting policies and estimates during the six months ended June 30, 2020 from those disclosed in “Histogen’s Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies,” included in the Registration Statement.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

Contractual Obligations and Commitments

There have been no material changes during the six months ended June 30, 2020 to our contractual obligations disclosed in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Registration Statement.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We are a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act, and are not required to provide the information required under this item.

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in our reports that we file or submit pursuant to the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s, or SEC's, rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Under the supervision and with participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on this evaluation and the material weakness previously identified and further discussed below, our Company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective at the reasonable level of assurance.

Material Weaknesses in Internal Control over Financial Reporting

We identified deficiencies in our internal controls over financial reporting related to inadequate segregation of duties that existed as a result of our limited number of accounting personnel. In March 2020, we reported these deficiencies to the Audit Committee of our Board of Directors and a material weakness related to these deficiencies existed at December 31, 2019.

Remediation of the Material Weakness During the Second Quarter 2020

The material weakness related to  inadequate segregation of duties that existed as a result of our limited number of accounting personnel resulted in a reasonable possibility that a material misstatement of our annual or interim financial statements may not be prevented or detected on a timely basis. To remediate the deficiencies described above and prevent similar deficiencies in the future, we developed and implemented a remediation plan during the first quarter of 2020 which included:

•

Addition of resources. We added appropriate resources to our accounting and finance team to further facilitate accurate and timely accounting closes and preparation and review of financial statements and related footnote disclosure.

•

Other actions to strengthen the internal control environment. As a result of the additional resources added to the accounting and finance function, we are allowing for separate preparation and review of the reconciliations and other account analyses.

Although we have implemented these remediation efforts, the deficiencies will not be considered fully remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Any actions we have taken or may take to remediate these deficiencies are subject to continued management review supported by testing, as well as oversight by the Audit Committee of our Board of Directors.

We cannot provide complete assurance that other material weaknesses or significant deficiencies will not occur in the future or that we will be able to remediate such weaknesses or deficiencies in a timely manner. The occurrence of such material weaknesses or our inability to remediate these deficiencies could impair our ability to accurately and timely report our financial position, results of operations or cash flows.

Changes in Internal Control over Financial Reporting

On May 26, 2020, we completed the Merger as described in above and are integrating Private Histogen into our internal control over financial reporting. The Company has implemented remedial procedures to address the material weakness in our internal controls over financial reporting. These remedial procedures will continue throughout the remainder of fiscal 2020 and had no impact on our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Management recognizes that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently party to any material legal proceedings. We may be a party to certain litigation that is either judged to be not material or that arises in the ordinary course of business from time to time.

Item 1A. Risk Factors.

We operate in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. Certain factors may have a material adverse effect on our business, prospects, financial condition and results of operations, and you should carefully consider them. Accordingly, in evaluating our business, we encourage you to consider the following discussion of risk factors, in its entirety, in addition to other information contained in this Quarterly Report on Form 10-Q and our other public filings with the SEC. Other events that we do not currently anticipate or that we currently deem immaterial may also affect our business, prospects, financial condition and results of operations.

Moreover, the Merger with Histogen Therapeutics Inc. is a significant business combination that substantially changed the profile of our company and also introduced a new chief executive officer to our company. As a result of the Merger, below is a series of risk factors related to the ongoing business operations of the combined company that amends and restates in full the risk factors discussed in Part I, Item 1A. Risk Factors in our Form 10-K for the fiscal year ended December 31, 2019.

Risks Related to the Company

We are a clinical-stage company, have a very limited operating history, are not currently profitable, do not expect to become profitable in the near future and may never become profitable.

We are a clinical-stage biopharmaceutical company. In May 2020, we completed the business combination between Conatus Pharmaceuticals Inc., a Delaware corporation (“Conatus”) and Histogen Inc., a Delaware corporation (“Histogen Subsidiary”), in accordance with the Agreement and Plan of Merger and Reorganization, dated as of January 28, 2020, pursuant to which a subsidiary of Conatus merged with and into the Histogen Subsidiary, with the Histogen Subsidiary continuing as a wholly-owned subsidiary of Conatus and the surviving corporation of the merger (the “Merger”). On May 26, 2020, the Merger was completed, and we changed our name from Conatus Pharmaceuticals Inc. to Histogen Inc., and Histogen Inc. changed its name to Histogen Therapeutics Inc. Following the Merger, we are focused primarily on the development of patented, innovative technologies that replace and regenerate tissues in the body for aesthetic and therapeutic markets.

We have three product candidates in clinical development, HST-001, HST-002 and HST-003, and one preclinical program, HST-004. None of these product candidates have been approved for marketing or are being marketed or commercialized. In addition, we have developed a non-prescription topical skin care ingredient utilizing human multipotent cell conditioned media (CCM) that harnesses the power of growth factors and other cell signaling molecules to support our epidermal stem cells, which is utilized by Allergan Sales LLC (“Allergan”) in formulating certain of their skin care product lines in spa and professional offices.

As a result, while the CCM ingredient for skin care currently generates some product revenue, we have limited historical operations upon which to evaluate our business and prospects and have not yet demonstrated an ability to obtain marketing approval for any of our product candidates or successfully overcome the risks and uncertainties frequently encountered by companies in the biopharmaceutical industry. We also have generated limited revenues from licensing agreements or product sales to date, and continue to incur significant research and development and other expenses. As a result, we have not been profitable and have incurred significant operating losses in every reporting period since our inception, except for the year ended December 31, 2017. For the six months ended June 30, 2020 and for the years ended December 31, 2019 and 2018, we reported net losses of $12.0 million, $3.0 million and $6.2 million, respectively, and had an accumulated deficit of $56.0 million as of June 30, 2020.

For the foreseeable future, we expect to continue to incur losses, which will increase significantly from historical levels as we expand our drug development activities, seek partnering regulatory approvals for our product candidates and begin to commercialize them if they are approved by the U.S. Food and Drug Administration (the “FDA”) the European Medicines Agency (the “EMA”) or comparable foreign authorities. Even if we succeed in developing and commercializing one or more product candidates, we may never become profitable.

We are dependent on the success of one or more of our current product candidates and we cannot be certain that any of them will receive regulatory approval or be commercialized.

We have spent significant time, money and effort on the licensing and development of our core assets, HST-001, HST-002 and HST-003 and our pre-clinical asset, HST-004. To date, no pivotal clinical trials designed to provide clinically and statistically significant proof of efficacy, or to provide sufficient evidence of safety to justify approval, have been completed with any of our product candidates. All of our product candidates will require additional development, including clinical trials as well as further preclinical studies to evaluate their toxicology, carcinogenicity and pharmacokinetics and optimize their formulation, and regulatory clearances before they can be commercialized. Positive results obtained during early development do not necessarily mean later development will succeed or that regulatory clearances will be obtained. Our drug development efforts may not lead to commercial drugs, either because our product candidates fail to be safe and effective or because we have inadequate financial or other resources to advance our product candidates through the clinical development and approval processes. If any of our product candidates fail to demonstrate safety or efficacy at any time or during any phase of development, we would experience potentially significant delays in, or be required to abandon, development of the product candidate.

We do not anticipate that any of our current product candidates will be eligible to receive regulatory approval from the FDA, the EMA or comparable foreign authorities and begin commercialization for a number of years, if ever. Even if we ultimately receive regulatory approval for any of these product candidates, we or our potential future partners, if any, may be unable to commercialize them successfully for a variety of reasons. These include, for example, the availability of alternative treatments, lack of cost-effectiveness, the cost of manufacturing the product on a commercial scale and competition with other drugs. The success of our product candidates may also be limited by the prevalence and severity of any adverse side effects. If we fail to commercialize one or more of our current product candidates, we may be unable to generate sufficient revenues to attain or maintain profitability, and our financial condition and stock price may decline.

Clinical drug development involves uncertain outcomes, and results of earlier studies and trials may not be predictive of future trial results.

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials relating to our product candidates may not be predictive of the results of later-stage clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or safety profiles, notwithstanding promising results in earlier trials. We cannot be certain that any of our future clinical trials will be successful. Failure in one indication may have negative consequences for the development of our product candidates for other indications. Any such failure may harm our business, prospects and financial condition.

If development of our product candidates does not produce favorable results, we and our licensees, may be unable to commercialize these products.

To receive regulatory approval for the commercialization of our core assets, HST-001, HST-002 and HST-003 and our pre-clinical asset, HST-004, or any other product candidates that we may develop, adequate and well-controlled clinical trials must be conducted to demonstrate safety and efficacy in humans to the satisfaction of the FDA, the EMA and comparable foreign authorities. In order to support marketing approval, these agencies typically require successful results in one or more Phase 3 clinical trials, which our current product candidates have not yet reached and may never reach. The development process is expensive, can take many years and has an uncertain outcome. Failure can occur at any stage of the process. We may experience numerous unforeseen events during, or as a result of, the development process that could delay or prevent commercialization of our current or future product candidates, including the following:

•	clinical trials may produce negative or inconclusive results;
•

preclinical studies conducted with product candidates during clinical development to, among other things, evaluate their toxicology, carcinogenicity and pharmacokinetics and optimize their formulation may produce unfavorable results;

•	patient recruitment and enrollment in clinical trials may be slower than we anticipate;
•	costs of development may be greater than we anticipate;
•	Our product candidates may cause undesirable side effects that delay or preclude regulatory approval or limit their commercial use or market acceptance, if approved;

•

licensees who may be responsible for the development of our product candidates may not devote sufficient resources to these clinical trials or other preclinical studies of these candidates or conduct them in a timely manner; or

•	We may face delays in obtaining regulatory approvals to commence one or more clinical trials.

Success in early development does not mean that later development will be successful because, for example, product candidates in later-stage clinical trials may fail to demonstrate sufficient safety and efficacy despite having progressed through initial clinical trials.

In the future, we or our licensees will be responsible for establishing the targeted endpoints and goals for development of our product candidates. These targeted endpoints and goals may be inadequate to demonstrate the safety and efficacy levels required for regulatory approvals. Even if we believe data collected during the development of our product candidates are promising, such data may not be sufficient to support marketing approval by the FDA, the EMA or comparable foreign authorities. Further, data generated during development can be interpreted in different ways, and the FDA, the EMA or comparable foreign authorities may interpret such data in different ways than us or our licensees. Our failure to adequately demonstrate the safety and efficacy of our product candidates would prevent our receipt of regulatory approval, and ultimately the potential commercialization of these product candidates.

Since we do not currently possess the resources necessary to independently develop and commercialize our product candidates or any other product candidates that we may develop, we may seek to enter into license agreements to assist in the development and potential future commercialization of some or all of these assets as a component of our strategic plan. However, our discussions with potential licensees may not lead to the establishment of a license agreement on acceptable terms, if at all, or it may take longer than expected to establish new licensing agreements, leading to development and potential commercialization delays, which would adversely affect our business, financial condition and results of operations.

We expect to continue to incur significant research and development expenses, which may make it difficult for us to attain profitability.

We expect to expend substantial funds in research and development, including preclinical studies and clinical trials of our product candidates, and to manufacture and market any product candidates in the event they are approved for commercial sale. We also may need additional funding to develop or acquire complementary companies, technologies and assets, as well as for working capital requirements and other operating and general corporate purposes. Moreover, our planned increases in staffing will dramatically increase our costs in the near and long-term.

However, our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. Due to our limited financial and managerial resources, we must focus on a limited number of research programs and product candidates and on specific indications. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities.

Because the successful development of our product candidates is uncertain, we are unable to precisely estimate the actual funds we will require to develop and potentially commercialize them. In addition, we may not be able to generate sufficient revenue, even if we are able to commercialize any of our product candidates, to become profitable.

Our financial statements include an explanatory paragraph that expresses substantial doubt on our ability to continue as a going concern, and we must raise additional funds to finance our operations to remain a going concern.

Based on our cash balances, recurring losses since inception, except for year ended December 31, 2017, and inadequacy of existing capital resources to fund planned operations for a twelve-month period, our independent registered public accounting firm has included an explanatory paragraph in its report on our financial statements as of and for the years ended December 31, 2019 and 2018 expressing substantial doubt about our ability to continue as a going concern. We will, during 2020, require significant additional funding to continue operations. If we are unable to raise additional funds when needed, we will not be able to continue development of our product candidates, or we will be required to delay, scale back or eliminate some or all of our development programs or cease operations. We have a purchase agreement in place with Lincoln Park to sell up to $10.0 million worth of shares of our common stock, from time to time, to Lincoln Park. Any sales under the Lincoln Park arrangement, and any additional equity or debt financing that we are able to obtain may be dilutive to our current stockholders and debt financing, if available, may involve restrictive covenants or unfavorable terms. If we raise funds through additional licensing arrangements, we may be required to relinquish, on terms that are not favorable to us, rights to some of our technologies or product candidates that we would otherwise seek to develop or commercialize. Moreover, if we are unable to continue as a going concern, we may be forced to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements.

Given our lack of current cash flow, we will need to raise additional capital; however, it may be unavailable to us or, even if capital is obtained, may cause dilution or place significant restrictions on our ability to operate our business.

Since we will be unable to generate sufficient, if any, cash flow to fund our operations for the foreseeable future, we will need to seek additional equity or debt financing to provide the capital required to maintain or expand our operations.

There can be no assurance that we will be able to raise sufficient additional capital on acceptable terms or at all. If such additional financing is not available on satisfactory terms, or is not available in sufficient amounts, we may be required to delay, limit or eliminate the development of business opportunities and our ability to achieve our business objectives, our competitiveness, and our business, financial condition and results of operations may be materially adversely affected. In addition, we may be required to grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. Our inability to fund our business could lead to the loss of your investment.

Our future capital requirements will depend on many factors, including, but not limited to:

•	the scope, rate of progress, results and cost of our clinical trials, preclinical studies and other related activities;
•	our ability to establish and maintain strategic licensing or other arrangements and the financial terms of such arrangements;
•	the timing of, and the costs involved in, obtaining regulatory approvals for any of our current or future product candidates;
•	the number and characteristics of the product candidates we seek to develop or commercialize;
•	the cost of manufacturing clinical supplies, and establishing commercial supplies, of our product candidates;
•	the cost of commercialization activities if any of our current or future product candidates are approved for sale, including marketing, sales and distribution costs;
•	the expenses needed to attract and retain skilled personnel;
•	the costs associated with being a public company;
•	the amount of revenue, if any, received from commercial sales of our product candidates, should any of our product candidates receive marketing approval;
•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing possible patent claims, including litigation costs and the outcome of any such litigation; and
•	the impact of any natural disasters or public health crises, such as the COVID-19 pandemic.

If we raise additional capital by issuing common stock under the Lincoln Park arrangement, or any other equity securities or securities convertible into equity, the percentage ownership of our existing stockholders may be reduced, and accordingly these stockholders may experience substantial dilution. We may also issue equity securities that provide for rights, preferences and privileges senior to those of our common stock. Given our need for cash and that equity issuances are the most common type of fundraising for similarly situated companies, the risk of dilution is particularly significant for our stockholders.

Further, SEC regulations limit the amount of funds we can raise during any 12-month period pursuant to our shelf registration statement on Form S-3. We are currently subject to General Instruction I.B.6 to Form S-3, or the Baby Shelf Rule, and the amount of funds we can raise through primary public offerings of securities in any 12-month period using our registration statement on Form S-3 is limited to one-third of the aggregate market value of the voting and non-voting common equity held by non-affiliates to the Company. We are currently limited by the Baby Shelf Rule as of the filing of this Quarterly Report on Form 10-Q, until such time as our public float exceeds $75 million. If we are required to file a new registration statement on another form, we may incur additional costs and be subject to delays due to review by SEC staff.

Our product candidates may cause undesirable side effects that could delay or prevent their regulatory approval or commercialization or have other significant adverse implications on our business, financial condition and results of operations.

Undesirable side effects observed in clinical trials or in supportive preclinical studies with our product candidates could interrupt, delay or halt their development and could result in the denial of regulatory approval by the FDA, the EMA or comparable foreign authorities for any or all targeted indications or adversely affect the marketability of any such product candidates that receive regulatory approval. In turn, this could eliminate or limit our ability to commercialize our product candidates.

Our product candidates may exhibit adverse effects in preclinical toxicology studies and adverse interactions with other drugs. There are also risks associated with additional requirements the FDA, the EMA or comparable foreign authorities may impose for marketing approval with regard to a particular disease.

Our product candidates may require a risk management program that could include patient and healthcare provider education, usage guidelines, appropriate promotional activities, a post-marketing observational study, and ongoing safety and reporting mechanisms, among other requirements. Prescribing could be limited to physician specialists or physicians trained in the use of the drug, or could be limited to a more restricted patient population. Any risk management program required for approval of our product candidates could potentially have an adverse effect on our business, financial condition and results of operations.

Undesirable side effects involving our product candidates may have other significant adverse implications on our business, financial condition and results of operations. For example:

•	we may be unable to obtain additional financing on acceptable terms, if at all;
•	our licensees may terminate any license agreements covering these product candidates;
•

if any license agreements are terminated, we may determine not to further develop the affected product candidates due to resource constraints and may not be able to establish additional license agreements for their further development on acceptable terms, if at all;

•

if we were to later continue the development of these product candidates and receive regulatory approval, earlier findings may significantly limit their marketability and thus significantly lower our potential future revenues from their commercialization;

•	we may be subject to product liability or stockholder litigation; and
•	we may be unable to attract and retain key employees.

In addition, if any of our product candidates receive marketing approval and we or others later identify undesirable side effects caused by the product:

•	regulatory authorities may withdraw their approval of the product, or us or our partners may decide to cease marketing and sale of the product voluntarily;
•

We may be required to change the way the product is administered, conduct additional clinical trials or preclinical studies regarding the product, change the labeling of the product, or change the product’s manufacturing facilities; and

•	our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market acceptance of the affected product and could substantially increase the costs and expenses of commercializing the product, which in turn could delay or prevent us from generating significant revenues from the sale of the product.

Our efforts to discover product candidates beyond our current product candidates may not succeed, and any product candidates we recommend for clinical development may not actually begin clinical trials.

We intend to expand our existing pipeline of core assets by advancing drug compounds from current ongoing discovery programs into clinical development. However, the process of researching and discovering drug compounds is expensive, time-consuming and unpredictable. Data from our current preclinical programs may not support the clinical development of our lead compounds or other compounds from these programs, and we may not identify any additional drug compounds suitable for recommendation for clinical development. Moreover, any drug compounds we recommend for clinical development may not demonstrate, through preclinical studies, indications of safety and potential efficacy that would support advancement into clinical trials. Such findings would potentially impede our ability to maintain or expand our clinical development pipeline. Our ability to identify new drug compounds and advance them into clinical development also depends upon our ability to fund our research and development operations, and we cannot be certain that additional funding will be available on acceptable terms, or at all.

Delays in the commencement or completion of clinical trials could result in increased costs to us and delay our ability to establish strategic license agreements.

Delays in the commencement or completion of clinical trials could significantly impact our drug development costs. We do not know whether planned clinical trials will begin on time or be completed on schedule, if at all. The commencement of clinical trials can be delayed for a variety of reasons, including, but not limited to, delays related to:

•	obtaining regulatory approval to commence one or more clinical trials;
•	reaching agreement on acceptable terms with prospective third-party contract research organizations (“CROs”) and clinical trial sites;

•	manufacturing sufficient quantities of a product candidate or other materials necessary to conduct clinical trials;
•	obtaining institutional review board approval to conduct one or more clinical trials at a prospective site;
•	recruiting and enrolling patients to participate in one or more clinical trials; and
•	the failure of our licensees to adequately resource our product candidates due to their focus on other programs or as a result of general market conditions.

In addition, once a clinical trial has begun, it may be suspended or terminated by us, our licensees, the institutional review boards or data safety monitoring boards charged with overseeing our clinical trials, the FDA, the EMA or comparable foreign authorities due to a number of factors, including:

•	failure to conduct the clinical trial in accordance with regulatory requirements or clinical protocols;
•	inspection of the clinical trial operations or clinical trial site by the FDA, the EMA or comparable foreign authorities resulting in the imposition of a clinical hold;
•	unforeseen safety issues; or
•	lack of adequate funding to continue the clinical trial.

The progress of clinical trials and clinical studies also may be affected by significant global public health matters such as the current novel coronavirus outbreak. Factors related to the novel coronavirus outbreak that may impact the timing and conduct of our clinical trials and clinical studies include:

•

the diversion of healthcare resources away from the conduct of clinical trial and clinical study matters to focus on pandemic-related concerns, including the attention of physicians serving as clinical trial investigators, hospitals and clinics serving as clinical trial sites, and medical staff supporting the conduct of clinical trials;

•

limitations on travel and distancing requirements that interrupt key trial or study activities, such as site initiations and monitoring, or that limit the ability of a patient to participate in a clinical trial or study or delay access to drug dosing or assessments;

•	interruption in global shipping affecting the transport of clinical trial materials, such as investigational drug product; and
•	employee furlough days that delay necessary interactions with local regulators, ethics committees and other important agencies and contractors.

In addition, if patients or subjects participating in our clinical trials or studies were to contract COVID-19, there could be an adverse impact on the trials or studies. For example, such patients may be unable to participate further or may need to limit participation in a clinical trial or study; the results and data recorded for such patients may differ from those that would have been recorded if the patients had not been affected by COVID-19; or such patients could experience adverse events that could be attributed to the drug product under investigation.

If we experience delays in the completion or termination of any clinical trial of our product candidates, the commercial prospects of our product candidates will be harmed, and our ability to commence product sales and generate product revenues from any of our product candidates will be delayed. In addition, any delays in completing our clinical trials will increase our costs and slow down our product candidate development and approval process. Delays in completing our clinical trials could also allow our competitors to obtain marketing approval before we do or shorten the patent protection period during which we may have the exclusive right to commercialize our product candidates. Any of these occurrences may harm our business, financial condition and prospects significantly. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates.

Results of earlier clinical trials may not be predictive of the results of later-stage clinical trials.

The results of preclinical studies and early clinical trials of product candidates may not be predictive of the results of later-stage clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy results despite having progressed through preclinical studies and initial clinical trials. Many companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to adverse safety profiles or lack of efficacy, notwithstanding promising results in earlier studies. Similarly, our future clinical trial results may not be successful for these or other reasons.

This product candidate development risk is heightened by any changes in the planned clinical trials compared to the completed clinical trials. As product candidates are developed through preclinical to early to late stage clinical trials towards approval and commercialization, it is customary that various aspects of the development program, such as manufacturing and methods of administration, are altered along the way in an effort to optimize processes and results. While these types of changes are common and are intended to optimize the product candidates for late stage clinical trials, approval and commercialization, such changes carry the risk that they will not achieve these intended objectives.

Any of these changes could make the results of our planned clinical trials or other future clinical trials we may initiate less predictable and could cause our product candidates to perform differently, including causing toxicities, which could delay completion of our clinical trials, delay approval of our product candidates, and/or jeopardize our ability to commence product sales and generate revenues.

If we experience delays in the enrollment of patients in our clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.

We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or other regulatory authorities. Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors, including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the drug being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating.

If we fail to enroll and maintain the number of patients for which the clinical trial was designed, the statistical power of that clinical trial may be reduced, which would make it harder to demonstrate that the product candidate being tested in such clinical trial is safe and effective. Additionally, enrollment delays in our clinical trials may result in increased development costs for our product candidates, which would cause our value to decline and limit our ability to obtain additional financing. Our inability to enroll a sufficient number of patients for any of our current or future clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether.

A pandemic, epidemic or outbreak of an infectious disease, such as COVID-19, or the perception of their effects, may materially and adversely affect our business, operations and financial condition

Outbreaks of epidemic, pandemic or contagious diseases, such as COVID-19, have and may continue to significantly disrupt our business. Such outbreaks pose the risk that we or our employees, contractors, suppliers, and other partners may be prevented from conducting business activities for an indefinite period of time due to spread of the disease, or due to shutdowns that may be requested or mandated by federal, state and local governmental authorities both within and outside the United States. Business disruptions could include disruptions or restrictions on our ability to travel, as well as temporary closures of our facilities and the facilities of clinical trial sites, service providers, suppliers or contract manufacturers. While it is not possible at this time to estimate the overall impact that the COVID-19 pandemic could have on our business, the continued rapid spread of COVID-19, both across the United States and through much of the world, and the measures taken by the governments of countries and local authorities has disrupted and could delay advancing our product pipeline, could delay our clinical trials, and could delay our overall preclinical activities. Any of these effects could adversely affect our ability to obtain regulatory approval for and to commercialize our product candidates, increase our operating expenses and have a material adverse effect on our business, prospects and financial condition.

The state of California, where our corporate office is located, has issued orders for all residents to remain at home, except as needed for essential activities as a result of the COVID-19 pandemic and we have had to implement work from home policies that may continue for an indefinite period. We have taken steps to protect the health and safety of our employees and community, while working to ensure the sustainability of our business operations as this unprecedented situation continues to evolve.

We continue to evaluate the impact COVID-19 may have on our ability to effectively conduct our business operations as planned while taking into account regulatory, institutional, and government guidance and policies, but there can be no assurance that we will be able to avoid part or all of any impact from the spread of COVID-19 or its consequences. Any shutdowns or other business interruptions could result in material and negative effects to our ability to conduct our business in the manner and on the timelines presently planned, which could have a material adverse effect on our business, prospects and financial condition.

In addition, as set forth in greater detail in Note 8 of the unaudited condensed consolidated financial statements included in this Quarterly report, in April 2020, we received a loan in the aggregate amount of $466,600 under the Paycheck Protection Program (“PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). Under the PPP, we may apply for and be granted forgiveness for all or part of the PPP loan. Subject to the other requirements and limitations on loan forgiveness, only loan proceeds spent on payroll and other eligible costs during the covered period will qualify for forgiveness. We will be required to repay any portion of the outstanding principal that is not forgiven, along with accrued interest, as set forth in the note evidencing the PPP loan, and we cannot provide any assurance that we will be eligible for loan forgiveness, that we will ultimately apply for forgiveness, or that any amount of the PPP loan will ultimately be forgiven by the SBA.

We intend to rely on third parties to conduct our preclinical studies and clinical trials and perform other tasks. If these third parties do not successfully carry out their contractual duties, meet expected deadlines, or comply with regulatory requirements, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business, financial condition and results of operations could be substantially harmed.

We intend to rely upon third-party CROs, medical institutions, clinical investigators and contract laboratories to monitor and manage data for our ongoing preclinical and clinical programs. Nevertheless, we maintain responsibility for ensuring that each of our clinical trials and preclinical studies is conducted in accordance with the applicable protocol, legal, regulatory, and scientific standards and our reliance on these third parties does not relieve us of our regulatory responsibilities. We and our CROs and other vendors are required to comply with current requirements on good manufacturing practices (“cGMP”), good clinical practices (“GCP”) and good laboratory practice (“GLP”) which are a collection of laws and regulations enforced by the FDA, the EMA and comparable foreign authorities for all of our product candidates in clinical development. Regulatory authorities enforce these regulations through periodic inspections of preclinical study and clinical trial sponsors, principal investigators, preclinical study and clinical trial sites, and other contractors. If we or any of our CROs or vendors fails to comply with applicable regulations, the data generated in our preclinical studies and clinical trials may be deemed unreliable and the FDA, the EMA or comparable foreign authorities may require us to perform additional preclinical studies and clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP regulations. In addition, our clinical trials must be conducted with products produced consistent with cGMP regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the development and regulatory approval processes.

We may not be able to enter into arrangements with CROs on commercially reasonable terms, or at all. In addition, our CROs will not be our employees, and except for remedies available to us under our agreements with such CROs, we will not be able to control whether or not they devote sufficient time and resources to our ongoing preclinical and clinical programs. If CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our protocols, regulatory requirements, or for other reasons, our clinical trials may be extended, delayed or terminated and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates. CROs may also generate higher costs than anticipated. As a result, our business, financial condition and results of operations and the commercial prospects for our product candidates could be materially and adversely affected, our costs could increase, and our ability to generate revenue could be delayed.

Switching or adding additional CROs, medical institutions, clinical investigators or contract laboratories involves additional cost and requires management time and focus. In addition, there is a natural transition period when a new CRO commences work replacing a previous CRO. As a result, delays occur, which can materially impact our ability to meet our desired clinical development timelines. There can be no assurance that we will not encounter similar challenges or delays in the future or that these delays or challenges will not have a material adverse effect on our business, financial condition or results of operations.

Our product candidates are subject to extensive regulation under the FDA, the EMA or comparable foreign authorities, which can be costly and time consuming, cause unanticipated delays or prevent the receipt of the required approvals to commercialize our product candidates.

The clinical development, manufacturing, labeling, storage, record-keeping, advertising, promotion, export, marketing and distribution of our product candidates are subject to extensive regulation by the FDA and other U.S. regulatory agencies, the EMA or comparable authorities in foreign markets. In the U.S., neither us nor our licensees are permitted to market our product candidates until we or our licensees receive approval of a Biologics License Application (“BLA”), new drug application (“NDA”), or Premarket Application (“PMA”) from the FDA or receive similar approvals abroad. The process of obtaining these approvals is expensive, often takes many years, and can vary substantially based upon the type, complexity and novelty of the product candidates involved. Approval policies or regulations may change and may be influenced by the results of other similar or competitive products, making it more difficult for us to achieve such approval in a timely manner or at all. Any guidance that may result from recent FDA advisory panel discussions may make it more expensive to develop and commercialize such product candidates. In addition, as a company, we have not previously filed BLAs, NDAs, or PMAs with the FDA or filed similar applications with other foreign regulatory agencies. This lack of experience may impede our ability to obtain FDA or other foreign regulatory agency approval in a timely manner, if at all, for our product candidates for which development and commercialization is our responsibility.

Despite the time and expense invested, regulatory approval is never guaranteed. The FDA, the EMA or comparable foreign authorities can delay, limit or deny approval of a product candidate for many reasons, including:

•	a product candidate may not be deemed safe or effective;
•	agency officials of the FDA, the EMA or comparable foreign authorities may not find the data from non-clinical or preclinical studies and clinical trials generated during development to be sufficient;
•	the FDA, the EMA or comparable foreign authorities may not approve our third-party manufacturers’ processes or facilities; or
•	the FDA, the EMA or a comparable foreign authority may change its approval policies or adopt new regulations.

Our inability to obtain these approvals would prevent us from commercializing our product candidates.

The FDA regulatory approval process is lengthy and time-consuming and we could experience significant delays in the clinical development and regulatory approval of our product candidates.

We may experience delays in commencing and completing clinical trials of our product candidates. We do not know whether planned clinical trials will begin on time, need to be redesigned, enroll patients on time or be completed on schedule, if at all. Any of our future clinical trials may be delayed for a variety of reasons, including delays related to:

•	the availability of financial resources for us to commence and complete our planned clinical trials;
•

reaching agreement on acceptable terms with prospective contract research organizations (“CROs”), and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical trial sites;

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

Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the clinical trial, the design of the clinical trial, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating. In addition, significant numbers of patients who enroll in our clinical trials may drop out during the clinical trials for various reasons. We believe it appropriately accounts for such increased risk of dropout rates in our trials when determining expected clinical trial timelines, but we cannot assure you that our assumptions are correct, or that it will not experience higher numbers of dropouts than anticipated, which would result in the delay of completion of such trials beyond our expected timelines.

We could encounter delays if physicians encounter unresolved ethical issues associated with enrolling patients in clinical trials of our product candidates in lieu of prescribing existing treatments that have established safety and efficacy profiles. Further, a clinical trial may be suspended or terminated by us, the IRBs in the institutions in which such trials are being conducted, the data monitoring committee for such trial, or by the FDA or other regulatory authorities due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product candidate, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. If we experience termination of, or delays in the completion of, any clinical trial of our product candidates, the commercial prospects for such product candidate will be harmed, and our ability to generate product revenues will be delayed. In addition, any delays in completing our clinical trials will increase our costs, slow down our product development and approval process and jeopardize our ability to commence product sales and generate revenues. Any of these occurrences may harm our business, prospects, financial condition and results of operations significantly. Furthermore, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of a product candidate.

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
•

conditions of patients may deteriorate rapidly or unexpectedly, which may cause the patients to become ineligible for a clinical trial or may prevent our product candidates from demonstrating efficacy or safety;

•	patients may die or suffer other adverse effects for reasons that may or may not be related to our product candidate being tested;
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

We cannot assure you that any future clinical trial for our product candidates will be started or completed on schedule, or at all. Any failure or significant delay in completing clinical trials for our product candidates would harm the commercial prospects for such product candidate and adversely affect our financial results. Difficulties and failures can occur at any stage of clinical development, and we cannot assure you that it will be able to successfully complete the development and commercialization of any product candidate in any indication.

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

Even if obtain and maintain regulatory approval for a product candidate in one jurisdiction, we may never obtain regulatory approval for such product candidate in any other jurisdiction, which would limit our market opportunities and adversely affect our business.

Obtaining and maintaining regulatory approval for a product candidate in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction. For example, even if the FDA grants marketing approval for a product candidate, comparable regulatory authorities in foreign countries must also approve the manufacturing, marketing and promotion of the product candidate in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the United States, including additional preclinical studies or clinical trials. In many countries outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that country. In some cases, the price that we intend to charge for our products is also subject to approval.

We are expected to submit a marketing authorization application (“MAA”) to the EMA for approval of a product candidate in the European Union. As with the FDA, obtaining approval of an MAA from the EMA is a similarly lengthy and expensive process, and the EMA has its own procedures for approval of product candidates. Even if a product is approved, the FDA or the EMA, as the case may be, may limit the indications for which the product may be marketed, require extensive warnings on the product labeling, require a REMS or require expensive and time-consuming clinical trials or reporting as conditions of approval. Regulatory authorities in countries outside of the United States and the EU also have requirements for approval of product candidates with which we must comply prior to marketing in those countries. Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our products in certain countries.

Further, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not ensure approval in any other country, while a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory approval process in others. Also, regulatory approval for any product candidate may be withdrawn. A failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in others.  If we fail to comply with the regulatory requirements in international markets and/or receive applicable marketing approvals, our target market will be reduced and our ability to realize the full market potential of a product candidate will be harmed, which would adversely affect our business, prospects, financial condition and results of operations.

Even if any of our product candidates receive regulatory approval, our product candidates may still face future development and regulatory difficulties.

If any of our product candidates receive regulatory approval, the FDA, the EMA or comparable foreign authorities may still impose significant restrictions on the indicated uses or marketing of the product candidates or impose ongoing requirements for potentially costly post-approval studies and trials. In addition, regulatory agencies subject a product, its manufacturer and the manufacturer’s facilities to continual review and periodic inspections. If a regulatory agency discovers previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product, our licensees or us, including requiring withdrawal of the product from the market. Our product candidates will also be subject to ongoing FDA, the EMA or comparable foreign authorities’ requirements for the labeling, packaging, storage, advertising, promotion, record-keeping and submission of safety and other post-market information on the drug. If our product candidates fail to comply with applicable regulatory requirements, a regulatory agency may:

•	issue warning letters or other notices of possible violations;
•	impose civil or criminal penalties or fines or seek disgorgement of revenue or profits;
•	suspend any ongoing clinical trials;
•	refuse to approve pending applications or supplements to approved applications filed by us or our licensees;
•	withdraw any regulatory approvals;
•	impose restrictions on operations, including costly new manufacturing requirements, or shut down our manufacturing operations; or
•	seize or detain products or require a product recall.

The FDA, the EMA and comparable foreign authorities actively enforce the laws and regulations prohibiting the promotion of off-label uses.

The FDA, the EMA and comparable foreign authorities strictly regulate the promotional claims that may be made about prescription products, such as our product candidates, if approved. In particular, a product may not be promoted for uses that are not approved by the FDA, the EMA or comparable foreign authorities as reflected in the product’s approved labeling. If we receive marketing approval for our product candidates for our proposed indications, physicians may nevertheless use our products for their patients in a manner that is inconsistent with the approved label, if the physicians personally believe in their professional medical judgment that our products could be used in such manner. However, if we are found to have promoted our products for any off-label uses, the federal government could levy civil, criminal or administrative penalties, and seek fines against us. Such enforcement has become more common in the industry. The FDA, the EMA or comparable foreign authorities could also request that we enter into a consent decree or a corporate integrity agreement, or seek a permanent injunction against us under which specified promotional conduct is monitored, changed or curtailed. If we cannot successfully manage the promotion of our product candidates, if approved, we could become subject to significant liability, which would materially adversely affect our business, financial condition and results of operations.

Even if we obtain regulatory approval for a product candidate, the product may not gain market acceptance among physicians, patients and others in the medical community.

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

If our competitors have product candidates that are approved faster, marketed more effectively, are better tolerated, have a more favorable safety profile or are demonstrated to be more effective than ours, our commercial opportunity may be reduced or eliminated.

The biopharmaceutical industry is characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. While we believe that our technology, knowledge, experience and scientific resources provide us with competitive advantages, we face potential competition from many different sources, including commercial biopharmaceutical enterprises, academic institutions, government agencies and private and public research institutions. Any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future.

Many of our competitors have significantly greater financial resources and expertise in research and development, manufacturing, preclinical studies, clinical trials, regulatory approvals and marketing approved products than we do. Some of our competitors include companies such as Allergan Aesthetics, Merz, Galderma, RepliCel Life Sciences Inc., Kerastem, Cassiopea, Inc., Johnson & Johnson, and Merck & Co, Inc.  Smaller or early-stage companies may also prove to be significant competitors, particularly through license arrangements with large and established companies. Our competitors may succeed in developing technologies and therapies that are more effective, better tolerated or less costly than any which we are developing, or that would render our product candidates obsolete and noncompetitive. Even if we obtain regulatory approval for any of our product candidates, our competitors may succeed in obtaining regulatory approvals for their products earlier than we do. We will also face competition from these third parties in recruiting and retaining qualified scientific and management personnel, in establishing clinical trial sites and patient registration for clinical trials, and in acquiring and in-licensing technologies and products complementary to our programs or advantageous to our business.

The key competitive factors affecting the success of each of our product candidates, if approved, are likely to be its efficacy, safety, tolerability, frequency and route of administration, convenience and price, the level of branded and generic competition and the availability of coverage and reimbursement from government and other third-party payors.

We are subject to a multitude of manufacturing risks, any of which could substantially increase our costs and limit supply of our product candidates.

The process of manufacturing our product candidates is complex, highly regulated, and subject to several risks. For example, the process of manufacturing our product candidates is extremely susceptible to product loss due to contamination, equipment failure or improper installation or operation of equipment, or vendor or operator error. Even minor deviations from normal manufacturing processes for any of our product candidates could result in reduced production yields, product defects, and other supply disruptions. If microbial, viral, or other contaminations are discovered in our product candidates or in the manufacturing facilities in which our product candidates are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. In addition, the manufacturing facilities in which our product candidates are made could be adversely affected by equipment failures, labor shortages, natural disasters, public health crises, pandemics and epidemics, such as the recent coronavirus disease 2019 (COVID-19), power failures and numerous other factors.

In addition, any adverse developments affecting manufacturing operations for our product candidates may result in shipment delays, inventory shortages, lot failures, withdrawals or recalls, or other interruptions in the supply of our product candidates. We also may need to take inventory write-offs and incur other charges and expenses for product candidates that fail to meet specifications, undertake costly remediation efforts, or seek costlier manufacturing alternatives.

We intend to rely primarily on third parties to manufacture our preclinical and clinical drug supplies, and our business, financial condition and results of operations could be harmed if those third parties fail to provide us with sufficient quantities of drug product, or fail to do so at acceptable quality levels or prices.

We currently have the infrastructure or capability internally to manufacture certain of our preclinical and clinical drug supplies for use in our clinical trials, but we have engaged a contract manufacturing organization and once the technology transfer process is complete, we will rely completely on third parties for such manufacturing. We lack the resources and the capability to manufacture any of our product candidates on a late-stage clinical or commercial scale. We will rely on our manufacturers to purchase from third-party suppliers the materials necessary to produce our product candidates for our clinical trials. There are a limited number of suppliers for raw materials that we use to manufacture our product candidates, and there may be a need to identify alternate suppliers to prevent a possible disruption of the manufacture of the materials necessary to produce our product candidates for our clinical trials, and, if approved, ultimately for commercial sale. We do not have any control over the process or timing of the acquisition of these raw materials by our manufacturers. Although we generally do not begin a clinical trial unless we believe we have a sufficient supply of a product candidate to complete such clinical trial, any significant delay or discontinuity in the supply of a product candidate, or the raw material components thereof, for an ongoing clinical trial due to the need to replace a third-party manufacturer could considerably delay completion of our clinical trials, product testing and potential regulatory approval of our product candidates, which could harm our business, financial condition and results of operations.

We and our contract manufacturers are subject to significant regulation with respect to manufacturing our product candidates. The manufacturing facilities on which we rely may not continue to meet regulatory requirements.

All entities involved in the preparation of therapeutics for clinical trials or commercial sale, including our contract manufacturers for our product candidates, are subject to extensive regulation. Components of a finished therapeutic product approved for commercial sale or used in late-stage clinical trials must be manufactured in accordance with cGMP. These regulations govern manufacturing processes and procedures and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of contaminants or to inadvertent changes in the properties or stability of our product candidates that may not be detectable in final product testing. We or our contract manufacturers must supply all necessary documentation in support of a BLA, NDA,  or PMA or MAA on a timely basis and must adhere to GLP and cGMP regulations enforced by the FDA, the EMA or comparable foreign authorities through their facilities inspection program. Some of our contract manufacturers may not have produced a commercially approved pharmaceutical product and therefore may not have obtained the requisite regulatory authority approvals to do so. The facilities and quality systems of some or all of our third-party contractors must pass a pre-approval inspection for compliance with the applicable regulations as a condition of regulatory approval of our product candidates or any of our other potential products. In addition, the regulatory authorities may, at any time, audit or inspect a manufacturing facility involved with the preparation of our product candidates or any of our other potential products or the associated quality systems for compliance with the regulations applicable to the activities being conducted. Although we plan to oversee the contract manufacturers, we cannot control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with the regulatory requirements. If these facilities do not pass a pre-approval plant inspection, regulatory approval of the products may not be granted or may be substantially delayed until any violations are corrected to the satisfaction of the regulatory authority, if ever.

The regulatory authorities also may, at any time following approval of a product for sale, audit the manufacturing facilities of our third-party contractors. If any such inspection or audit identifies a failure to comply with applicable regulations or if a violation of our product specifications or applicable regulations occurs independent of such an inspection or audit, we or the relevant regulatory authority may require remedial measures that may be costly or time consuming for us or a third party to implement, and that may include the temporary or permanent suspension of a clinical trial or commercial sales or the temporary or permanent closure of a facility. Any such remedial measures imposed upon us or third parties with whom we contract could materially harm our business, financial condition and results of operations.

If we or any of our third-party manufacturers fail to maintain regulatory compliance, the FDA, the EMA or comparable foreign authorities can impose regulatory sanctions including, among other things, refusal to approve a pending application for a product candidate, withdrawal of an approval, or suspension of production. As a result, our business, financial condition and results of operations may be materially and adversely affected.

Additionally, if supply from one manufacturer is interrupted, an alternative manufacturer would need to be qualified through a BLA, NDA, or PMA supplement or MAA variation, or equivalent foreign regulatory filing, which could result in further delay. The regulatory agencies may also require additional studies or trials if a new manufacturer is relied upon for commercial production. Switching manufacturers may involve substantial costs and is likely to result in a delay in our desired clinical and commercial timelines.

These factors could cause us to incur higher costs and could cause the delay or termination of clinical trials, regulatory submissions, required approvals, or commercialization of our product candidates. Furthermore, if our suppliers fail to meet contractual requirements and we are unable to secure one or more replacement suppliers capable of production at a substantially equivalent cost, our clinical trials may be delayed or we could lose potential revenue.

Any license agreement that we may enter into in the future may not be successful, which could adversely affect our ability to develop and commercialize our current and potential future product candidates.

We may seek license agreements with biopharmaceutical companies for the development or commercialization of our current and potential future product candidates. To the extent that we decide to enter into license agreements, we will face significant competition in seeking appropriate licensees. Moreover, license agreements are complex and time consuming to negotiate, execute and implement. We may not be successful in our efforts to establish and implement license agreements or other alternative arrangements should we choose to enter into such arrangements, and the terms of the arrangements may not be favorable to us. If and when we enter into additional license agreements with a third party for development and commercialization of a product candidate, we can expect to relinquish some or all of the control over the future success of that product candidate to the third party. The success of our license agreements will depend heavily on the efforts and activities of our licensees. Licensees generally have significant discretion in determining the efforts and resources that they will apply to the product candidate.

Disagreements between parties to a license arrangement can lead to delays in developing or commercializing the applicable product candidate and can be difficult to resolve in a mutually beneficial manner. In some cases, licenses with biopharmaceutical companies and other third parties are terminated or allowed to expire by the other party. Any such termination or expiration would adversely affect our business, financial condition and results of operations.

If we are unable to develop our own commercial organization or enter into agreements with third parties to sell and market our product candidates, we may be unable to generate significant revenues.

We do not have a sales and marketing organization, and we have no experience as a company in the sales, marketing and distribution of pharmaceutical products. If any of our product candidates are approved for commercialization, we may be required to develop our sales, marketing and distribution capabilities, or make arrangements with a third party to perform sales and marketing services. Developing a sales force for any resulting product or any product resulting from any of our other product candidates is expensive and time consuming and could delay any product launch. We may be unable to establish and manage an effective sales force in a timely or cost-effective manner, if at all, and any sales force we do establish may not be capable of generating sufficient demand for our product candidates. To the extent that we enter into arrangements with licensees or other third parties to perform sales and marketing services, our product revenues are likely to be lower than if we marketed and sold our product candidates independently. If we are unable to establish adequate sales and marketing capabilities, independently or with others, we may not be able to generate significant revenues and may not become profitable.

If we fail to obtain and sustain an adequate level of reimbursement for our potential products by third-party payors, potential future sales would be materially adversely affected.

There will be no viable commercial market for our product candidates, if approved, without reimbursement from third-party payors. Reimbursement policies may be affected by future healthcare reform measures. We cannot be certain that reimbursement will be available for our current product candidates or any other product candidate we may develop. Additionally, even if there is a viable commercial market, if the level of reimbursement is below our expectations, our anticipated revenue and gross margins will be adversely affected.

Third-party payors, such as government or private healthcare insurers, carefully review and increasingly question and challenge the coverage of and the prices charged for drugs. Reimbursement rates from private health insurance companies vary depending on the company, the insurance plan and other factors. Reimbursement rates may be based on reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services. There is a current trend in the U.S. healthcare industry toward cost containment.

Large public and private payors, managed care organizations, group purchasing organizations and similar organizations are exerting increasing influence on decisions regarding the use of, and reimbursement levels for, particular treatments. Such third-party payors, including Medicare, may question the coverage of, and challenge  the prices charged for, medical products and services, and many third-party payors limit coverage of or reimbursement for newly approved healthcare products. In particular, third-party payors may limit the covered indications. Cost-control initiatives could decrease the price we might establish for products, which could result in product revenues being lower than anticipated. We believe our drugs will be priced significantly higher than existing generic drugs and consistent with current branded drugs. If we are unable to show a significant benefit relative to existing generic drugs, Medicare, Medicaid and private payors may not be willing to provide reimbursement for our drugs, which would significantly reduce the likelihood of our products gaining market acceptance.

We expect that private insurers will consider the efficacy, cost-effectiveness, safety and tolerability of our potential products in determining whether to approve reimbursement for such products and at what level. Obtaining these approvals can be a time consuming and expensive process. Our business, financial condition and results of operations would be materially adversely affected if we do not receive approval for reimbursement of our potential products from private insurers on a timely or satisfactory basis. Limitations on coverage could also be imposed at the local Medicare carrier level or by fiscal intermediaries. Medicare Part D, which provides a pharmacy benefit to Medicare patients as discussed below, does not require participating prescription drug plans to cover all drugs within a class of products. Our business, financial condition and results of operations could be materially adversely affected if Part D prescription drug plans were to limit access to, or deny or limit reimbursement of, our product candidates or other potential products.

Reimbursement systems in international markets vary significantly by country and by region, and reimbursement approvals must be obtained on a country-by-country basis. In many countries, the product cannot be commercially launched until reimbursement is approved. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. The negotiation process in some countries can exceed 12 months. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our products to other available therapies.

If the prices for our potential products are reduced or if governmental and other third-party payors do not provide adequate coverage and reimbursement of our drugs, our future revenue, cash flows and prospects for profitability will suffer.

Current and future legislation may increase the difficulty and cost of commercializing our product candidates and may affect the prices we may obtain if our product candidates are approved for commercialization.

In the U.S. and some foreign jurisdictions, there have been a number of adopted and proposed legislative and regulatory changes regarding the healthcare system that could prevent or delay regulatory approval of our product candidates, restrict or regulate post-marketing activities and affect our ability to profitably sell any of our product candidates for which we obtain regulatory approval.

In the U.S., the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“MMA”) changed the way Medicare covers and pays for pharmaceutical products. Cost reduction initiatives and other provisions of this legislation could limit the coverage and reimbursement rate that we receive for any of our approved products. While the MMA only applies to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates. Therefore, any reduction in reimbursement that results from the MMA may result in a similar reduction in payments from private payors.

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively the “PPACA”), was enacted. The PPACA was intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against healthcare fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. The PPACA increased manufacturers’ rebate liability under the Medicaid Drug Rebate Program by increasing the minimum rebate amount for both branded and generic drugs and revised the definition of “average manufacturer price,” (“AMP”), which may also increase the amount of Medicaid drug rebates manufacturers are required to pay to states. The legislation also expanded Medicaid drug rebates and created an alternative rebate formula for certain new formulations of certain existing products that is intended to increase the rebates due on those drugs. The Centers for Medicare & Medicaid Services, which administers the Medicaid Drug Rebate Program, also has proposed to expand Medicaid rebates to the utilization that occurs in the territories of the U.S., such as Puerto Rico and the Virgin Islands. Further, beginning in 2011, the PPACA imposed a significant annual fee on companies that manufacture or import branded prescription drug products and required manufacturers to provide a 50% discount off the negotiated price of prescriptions filled by beneficiaries in the Medicare Part D coverage gap, referred to as the “donut hole.” Legislative and regulatory proposals have been introduced at both the state and federal level to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products.

There have been recent public announcements by members of the U.S. Congress, President Trump and his administration regarding their plans to repeal and replace the PPACA and Medicare. For example, on December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act of 2017, which, among other things, eliminated the individual mandate requiring most Americans (other than those who qualify for a hardship exemption) to carry a minimum level of health coverage, effective January 1, 2019. We are not sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing approval testing and other requirements.

In Europe, the United Kingdom has withdrawn from the European Union. A significant portion of the regulatory framework in the United Kingdom is derived from the regulations of the European Union, and the EMA is currently located in the United Kingdom. We cannot predict what consequences the withdrawal of the United Kingdom from the European Union, if it occurs, might have on the regulatory frameworks of the United Kingdom or the European Union, or on our future operations, if any, in these jurisdictions.

We are subject to “fraud and abuse” and similar laws and regulations, and a failure to comply with such regulations or prevail in any litigation related to noncompliance could harm our business, financial condition and results of operations.

In the U.S., we are subject to various federal and state healthcare “fraud and abuse” laws, including anti-kickback laws, false claims laws and other laws intended, among other things, to reduce fraud and abuse in federal and state healthcare programs. The federal Anti-Kickback Statute makes it illegal for any person, including a prescription drug manufacturer, or a party acting on its behalf, to knowingly and willfully solicit, receive, offer or pay any remuneration that is intended to induce the referral of business, including the purchase, order or prescription of a particular drug, or other good or service for which payment in whole or in part may be made under a federal healthcare program, such as Medicare or Medicaid. Although we seek to structure our business arrangements in compliance with all applicable requirements, these laws are broadly written, and it is often difficult to determine precisely how the law will be applied in specific circumstances. Accordingly, it is possible that our practices may be challenged under the federal Anti-Kickback Statute.

The federal False Claims Act prohibits anyone from, among other things, knowingly presenting or causing to be presented for payment to the government, including the federal healthcare programs, claims for reimbursed drugs or services that are false or fraudulent, claims for items or services that were not provided as claimed, or claims for medically unnecessary items or services. Under the Health Insurance Portability and Accountability Act of 1996, we are prohibited from knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private payors, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services to obtain money or property of any healthcare benefit program. Violations of fraud and abuse laws may be punishable by criminal or civil sanctions, including penalties, fines or exclusion or suspension from federal and state healthcare programs such as Medicare and Medicaid and debarment from contracting with the U.S. government. In addition, private individuals have the ability to bring actions on behalf of the government under the federal False Claims Act as well as under the false claims laws of several states.

Many states have adopted laws similar to the federal Anti-Kickback Statute, some of which apply to the referral of patients for healthcare services reimbursed by any source, not just governmental payors. In addition, some states have passed laws that require pharmaceutical companies to comply with the April 2003 Office of Inspector General Compliance Program Guidance for Pharmaceutical Manufacturers or the Pharmaceutical Research and Manufacturers of America’s Code on Interactions with Healthcare Professionals. Several states also impose other marketing restrictions or require pharmaceutical companies to make marketing or price disclosures to the state. There are ambiguities as to what is required to comply with these state requirements and if we fail to comply with an applicable state law requirement, it could be subject to penalties.

Neither the government nor the courts have provided definitive guidance on the application of fraud and abuse laws to our business. Law enforcement authorities are increasingly focused on enforcing these laws, and it is possible that some of our practices may be challenged under these laws. Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. If we are found in violation of one of these laws, we could be subject to significant civil, criminal and administrative penalties, damages, fines, exclusion from governmental funded federal or state healthcare programs and the curtailment or restructuring of our operations. If this occurs, our business, financial condition and results of operations may be materially adversely affected.

If we face allegations of noncompliance with the law and encounter sanctions, our reputation, revenues and liquidity may suffer, and any of our product candidates that are ultimately approved for commercialization could be subject to restrictions or withdrawal from the market.

Any government investigation of alleged violations of law could require us to expend significant time and resources in response, and could generate negative publicity. Any failure to comply with ongoing regulatory requirements may significantly and adversely affect our ability to generate revenues from any of our product candidates that are ultimately approved for commercialization. If regulatory sanctions are applied or if regulatory approval is withdrawn, our business, financial condition and results of operations will be adversely affected. Additionally, if we are unable to generate revenues from product sales, our potential for achieving profitability will be diminished and our need to raise capital to fund our operations will increase.

If we fail to retain current members of our senior management and scientific personnel, or to attract and keep additional key personnel, we may be unable to successfully develop or commercialize our product candidates.

Our success depends on our continued ability to attract, retain and motivate highly qualified management and scientific personnel. Competition for qualified personnel is intense. We may not be successful in attracting qualified personnel to fulfill our current or future needs and there is no guarantee that any of these individuals will join the combined organization on a full-time employment basis, or at all. In the event the combined organization is unable to fill critical open employment positions, we may need to delay our operational activities and goals, including the development of the company’s product candidates, and may have difficulty in meeting our obligations as a public company. We do not maintain “key person” insurance on any of our employees.

In addition, competitors and others are likely in the future to attempt to recruit our employees. The loss of the services of any of our key personnel, the inability to attract or retain highly qualified personnel in the future or delays in hiring such personnel, particularly senior management and other technical personnel, could materially and adversely affect our business, financial condition and results of operations. In addition, the replacement of key personnel likely would involve significant time and costs, and may significantly delay or prevent the achievement of our business objectives.

From time to time, our management seeks the advice and guidance of certain scientific advisors and consultants regarding clinical and regulatory development programs and other customary matters. These scientific advisors and consultants are not our employees and may have commitments to, or consulting or advisory contracts with, other entities that may limit their availability to us. In addition, our scientific advisors may have arrangements with other companies to assist those companies in developing products or technologies that may compete with ours.

We will need to increase the size of our organization and may not successfully manage our growth.

We are a clinical-stage biopharmaceutical company with a small number of employees, and our management systems currently in place are not likely to be adequate to support our future growth plans. Our ability to grow and to manage our growth effectively will require us to hire, train, retain, manage and motivate additional employees and to implement and improve our operational, financial and management systems. These demands also may require the hiring of additional senior management personnel or the development of additional expertise by our senior management personnel. Hiring a significant number of additional employees, particularly those at the management level, would increase our expenses significantly. Moreover, if we fail to expand and enhance our operational, financial and management systems in conjunction with our potential future growth, it could have a material adverse effect on our business, financial condition and results of operations.

We are exposed to product liability, non-clinical and clinical liability risks, which could place a substantial financial burden upon us, should lawsuits be filed against us.

Our business exposes us to potential product liability and other liability risks that are inherent in the testing, manufacturing and marketing of pharmaceutical formulations and products. In addition, the use in our clinical trials of pharmaceutical products and the subsequent sale of these products by us or our potential licensees may cause us to bear a portion of or all product liability risks. A successful liability claim or series of claims brought against us could have a material adverse effect on our business, financial condition and results of operations.

Our research and development activities involve the use of hazardous materials, which subject us to regulation, related costs and delays and potential liabilities.

Our research and development activities involve the controlled use of hazardous materials, chemicals and various radioactive compounds. If an accident occurs, we could be held liable for resulting damages, which could be substantial. We are also subject to numerous environmental, health and workplace safety laws and regulations, including those governing laboratory procedures, exposure to blood-borne pathogens and the handling of biohazardous materials. Additional federal, state and local laws and regulations affecting our operations may be adopted in the future. We may incur substantial costs to comply with, and substantial fines or penalties if we violate any of these laws or regulations.

We rely significantly on information technology and any failure, inadequacy, interruption or security lapse of that technology, including any cybersecurity incidents, could harm our ability to operate our business effectively.

Despite the implementation of security measures, our internal computer systems and those of third parties with which we contract are vulnerable to damage from cyber-attacks, computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. System failures, accidents or security breaches could cause interruptions in our operations, and could result in a material disruption of our drug development and clinical activities and business operations, in addition to possibly requiring substantial expenditures of resources to remedy. The loss of drug development or clinical trial data could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and our development programs and the development of our product candidates could be delayed.

Our employees and consultants may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.

We are exposed to the risk of employee or consultant fraud or other misconduct. Misconduct by our employees or consultants could include intentional failures to comply with FDA regulations, provide accurate information to the FDA, comply with manufacturing standards, comply with federal and state healthcare fraud and abuse laws and regulations, report financial information or data accurately or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commissions, customer incentive programs and other business arrangements. Employee and consultant misconduct also could involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter such misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending itself or asserting our rights, those actions could have a material adverse effect on our business, financial condition and results of operations, and result in the imposition of significant fines or other sanctions against us.

Business disruptions such as natural disasters could seriously harm our future revenues and financial condition and increase our costs and expenses.

We and our suppliers may experience a disruption in their business as a result of natural disasters. A significant natural disaster, such as an earthquake, hurricane, flood or fire, could severely damage or destroy our headquarters or facilities or the facilities of our manufacturers or suppliers, which could have a material and adverse effect on our business, financial condition and results of operations. In addition, terrorist acts or acts of war targeted at the U.S., could cause damage or disruption to us, our employees, facilities, partners and suppliers, which could have a material adverse effect on our business, financial condition and results of operations.

We may engage in strategic transactions that could impact our liquidity, increase our expenses and present significant distractions to our management.

From time to time, we may consider strategic transactions, such as acquisitions of companies, asset purchases and out-licensing or in-licensing of products, product candidates or technologies. Additional potential transactions that we may consider include a variety of different business arrangements, including spin-offs, strategic partnerships, joint ventures, restructurings, divestitures, business combinations and investments. Any such transaction may require us to incur non-recurring or other charges, may increase our near- and long-term expenditures and may pose significant integration challenges or disrupt our management or business, which could adversely affect our business, financial condition and results of operations. For example, these transactions may entail numerous operational and financial risks, including:

•	exposure to unknown liabilities;
•	disruption of our business and diversion of our management’s time and attention in order to develop acquired products, product candidates or technologies;
•	incurrence of substantial debt or dilutive issuances of equity securities to pay for any of these transactions;
•	higher-than-expected transaction and integration costs;
•	write-downs of assets or goodwill or impairment charges;
•	increased amortization expenses;
•	difficulty and cost in combining the operations and personnel of any acquired businesses or product lines with our operations and personnel;
•	impairment of relationships with key suppliers or customers of any acquired businesses or product lines due to changes in management and ownership; and
•	inability to retain key employees of any acquired businesses.

Accordingly, although there can be no assurance that we will undertake or successfully complete any transactions of the nature described above, any transactions that we do complete may be subject to the foregoing or other risks, and could have a material adverse effect on our business, financial condition and results of operations.

Risks Relating to Our Intellectual Property

We may not be successful in obtaining or maintaining necessary rights to our product candidates through acquisitions and in-licenses.

One of our programs may require the use of proprietary rights held by third parties. We may need to acquire or in-license additional intellectual property in the future with respect to other product candidates. Moreover, we may be unable to acquire or in-license any compositions, methods of use, processes or other intellectual property rights from third parties that we identify as necessary for our product candidates. We face competition with regard to acquiring and in-licensing third-party intellectual property rights, including from a number of more established companies. These established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license intellectual property rights to us. We also may be unable to acquire or in-license third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment.

We may enter into license agreements with U.S. and foreign academic institutions to accelerate development of our current or future preclinical product candidates. Typically, these agreements include an option for the company to negotiate a license to the institution’s resulting intellectual property rights. Even with such an option, we may be unable to negotiate a license within the specified timeframe or under terms that are acceptable to us. If we are unable to license rights from the institution, the institution may offer the intellectual property rights to other parties, potentially blocking our ability to pursue our desired program.

If we are unable to successfully obtain required third-party intellectual property rights or maintain our existing intellectual property rights, we may need to abandon development of the related program and our business, financial condition and results of operations could be materially and adversely affected.

We may not be able to protect our proprietary or licensed technology in the marketplace.

We depend on our ability to protect our proprietary or licensed technology. We rely on trade secret, patent, copyright and trademark laws, and confidentiality, licensing and other agreements with employees and third parties, all of which offer only limited protection. Our success depends in large part on our ability and any licensor’s or licensee’s ability to obtain and maintain patent protection in the U.S. and other countries with respect to our proprietary or licensed technology and products. We currently in-license some of our intellectual property rights to develop our product candidates and may in-license additional intellectual property rights in the future. We cannot be certain that patent enforcement activities by our current or future licensors have been or will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents or other intellectual property rights. We also cannot be certain that our current or future licensors will allocate sufficient resources or prioritize their or our enforcement of such patents. Even if we are not a party to these legal actions, an adverse outcome could prevent us from continuing to license intellectual property that we may need to operate our business, which would have a material adverse effect on our business, financial condition and results of operations.

We believe we will be able to obtain, through prosecution of patent applications covering our owned technology and technology licensed from others, adequate patent protection for our proprietary drug technology, including those related to our in-licensed intellectual property. If we are compelled to spend significant time and money protecting or enforcing our licensed patents and future patents we may own, designing around patents held by others or licensing or acquiring, potentially for large fees, patents or other proprietary rights held by others, our business, financial condition and results of operations may be materially and adversely affected. If we are unable to effectively protect the intellectual property that we own or in-license, other companies may be able to offer the same or similar products for sale, which could materially adversely affect our business, financial condition and results of operations. The patents of others from whom we may license technology, and any future patents we may own, may be challenged, narrowed, invalidated or circumvented, which could limit our ability to stop competitors from marketing the same or similar products or limit the length of term of patent protection that we may have for our products.

Obtaining and maintaining patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection for licensed patents, pending patent applications and potential future patent applications and patents could be reduced or eliminated for non-compliance with these requirements.

Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and/or patent applications will be due to be paid to the U.S. Patent and Trademark Office (“USPTO”) and various governmental patent agencies outside of the U.S. in several stages over the lifetime of the applicable patent and/or patent application. The USPTO and various non-U.S. governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. In many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. However, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. If this occurs with respect to our in-licensed patents or patent applications we may file in the future, our competitors might be able to use our technologies, which would have a material adverse effect on our business, financial condition and results of operations.

The patent positions of pharmaceutical products are often complex and uncertain. The breadth of claims allowed in pharmaceutical patents in the U.S. and many jurisdictions outside of the U.S. is not consistent. For example, in many jurisdictions, the support standards for pharmaceutical patents are becoming increasingly strict. Some countries prohibit method of treatment claims in patents. Changes in either the patent laws or interpretations of patent laws in the U.S. and other countries may diminish the value of our licensed or owned intellectual property or create uncertainty. In addition, publication of information related to our current product candidates and potential products may prevent us from obtaining or enforcing patents relating to these product candidates and potential products, including without limitation composition-of-matter patents, which are generally believed to offer the strongest patent protection.

Patents that we currently license and patents that we may own or license in the future do not necessarily ensure the protection of our licensed or owned intellectual property for a number of reasons, including, without limitation, the following:

•	the patents may not be broad or strong enough to prevent competition from other products that are identical or similar to our product candidates;
•	there can be no assurance that the term of a patent can be extended under the provisions of patent term extensions afforded by U.S. law or similar provisions in foreign countries, where available;
•	the issued patents and patents that we may obtain or license in the future may not prevent generic entry into the market for our product candidates;
•	We, or third parties from whom we in-license or may license patents, may be required to disclaim part of the term of one or more patents;
•

there may be prior art of which we are aware, which we do not believe affects the validity or enforceability of a patent claim, but which, nonetheless, ultimately may be found to affect the validity or enforceability of a patent claim;

•	there may be other patents issued to others that will affect our freedom to operate;
•	if the patents are challenged, a court could determine that they are invalid or unenforceable;
•

there might be a significant change in the law that governs patentability, validity and infringement of our licensed patents or any future patents we may own that adversely affects the scope of our patent rights;

•	a court could determine that a competitor’s technology or product does not infringe our licensed patents or any future patents we may own; and
•

the patents could irretrievably lapse due to failure to pay fees or otherwise comply with regulations or could be subject to compulsory licensing. If we encounter delays in our development or clinical trials, the period of time during which we could market our potential products under patent protection would be reduced.

Our competitors may be able to circumvent our licensed patents or future patents we may own by developing similar or alternative technologies or products in a non-infringing manner. Our competitors may seek to market generic versions of any approved products by submitting abbreviated new drug applications to the FDA in which our competitors claim that our licensed patents or any future patents we may own are invalid, unenforceable or not infringed. Alternatively, our competitors may seek approval to market their own products similar to or otherwise competitive with our products. In these circumstances, we may need to defend or assert our licensed patents or any future patents we may own, including by filing lawsuits alleging patent infringement. In any of these types of proceedings, a court or other agency with jurisdiction may find our licensed patents or any future patents we may own invalid or unenforceable. We may also fail to identify patentable aspects of our research and development before it is too late to obtain patent protection. Even if we own or in-license valid and enforceable patents, these patents still may not provide protection against competing products or processes sufficient to achieve our business objectives.

The issuance of a patent is not conclusive as to our inventorship, scope, ownership, priority, validity or enforceability. In this regard, third parties may challenge our licensed patents or any future patents we may own in the courts or patent offices in the U.S. and abroad. Such challenges may result in loss of exclusivity or freedom to operate or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and potential products. In addition, given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such product candidates might expire before or shortly after such product candidates are commercialized.

We may infringe the intellectual property rights of others, which may prevent or delay our drug development efforts and prevent us from commercializing or increase the costs of commercializing our products, if approved.

Our commercial success depends significantly on our ability to operate without infringing the patents and other intellectual property rights of third parties. For example, there could be issued patents of which we are not aware that our current or potential future product candidates infringe. There also could be patents that we believe we do not infringe, but that we may ultimately be found to infringe.

Moreover, patent applications are in some cases maintained in secrecy until patents are issued. The publication of discoveries in the scientific or patent literature frequently occurs substantially later than the date on which the underlying discoveries were made and patent applications were filed. Because patents can take many years to issue, there may be currently pending applications of which we are unaware that may later result in issued patents that our product candidates or potential products infringe. For example, pending applications may exist that claim or can be amended to claim subject matter that our product candidates or potential products infringe. Competitors may file continuing patent applications claiming priority to already issued patents in the form of continuation, divisional, or continuation-in-part applications, in order to maintain the pendency of a patent family and attempt to cover our product candidates.

Third parties may assert that we are employing their proprietary technology without authorization and may sue us for patent or other intellectual property infringement. These lawsuits are costly and could adversely affect our business, financial condition and results of operations and divert the attention of managerial and scientific personnel. If we are sued for patent infringement, we would need to demonstrate that our product candidates, potential products or methods either do not infringe the claims of the relevant patent or that the patent claims are invalid, and we may not be able to do this. Proving invalidity is difficult. For example, in the U.S., proving invalidity requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents. Even if we are successful in these proceedings, we may incur substantial costs and the time and attention of our management and scientific personnel could be diverted in pursuing these proceedings, which could have a material adverse effect on us. In addition, we may not have sufficient resources to bring these actions to a successful conclusion. If a court holds that any third-party patents are valid, enforceable and cover our products or their use, the holders of any of these patents may be able to block our ability to commercialize our products unless we acquire or obtains a license under the applicable patents or until the patents expire.

We may not be able to enter into licensing arrangements or make other arrangements at a reasonable cost or on reasonable terms. Any inability to secure licenses or alternative technology could result in delays in the introduction of our products or lead to prohibition of the manufacture or sale of products by us. Even if we are able to obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. We could be forced, including by court order, to cease commercializing the infringing technology or product. In addition, in any such proceeding or litigation, we could be found liable for monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed a patent. A finding of infringement could prevent us from commercializing our product candidates or force us to cease some of our business operations, which could materially and adversely affect our business, financial condition and results of operations. Any claims by third parties that we have misappropriated their confidential information or trade secrets could have a similar material and adverse effect on our business, financial condition and results of operations. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise the funds necessary to continue our operations.

Any claims or lawsuits relating to infringement of intellectual property rights brought by or against us will be costly and time consuming and may adversely affect our business, financial condition and results of operations.

We may be required to initiate litigation to enforce or defend our licensed and owned intellectual property. Lawsuits to protect our intellectual property rights can be very time consuming and costly. There is a substantial amount of litigation involving patent and other intellectual property rights in the biopharmaceutical industry generally. Such litigation or proceedings could substantially increase our operating expenses and reduce the resources available for development activities or any future sales, marketing or distribution activities.

In any infringement litigation, any award of monetary damages we receive may not be commercially valuable. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during litigation. Moreover, there can be no assurance that we will have sufficient financial or other resources to file and pursue such infringement claims, which typically last for years before they are resolved. Further, any claims we assert against a perceived infringer could provoke these parties to assert counterclaims against us alleging that we have infringed their patents. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to develop our product candidates.

In addition, our licensed patents and patent applications, and patents and patent applications that we may apply for, own or license in the future, could face other challenges, such as interference proceedings, opposition proceedings, re-examination proceedings and other forms of post-grant review. Any of these challenges, if successful, could result in the invalidation of, or in a narrowing of the scope of, any of our licensed patents and patent applications and patents and patent applications that we may apply for, own or license in the future subject to challenge. Any of these challenges, regardless of their success, would likely be time consuming and expensive to defend and resolve and would divert our management and scientific personnel’s time and attention.

Changes in U.S. patent law could diminish the value of patents in general, thereby impairing our ability to protect our products.

As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involves both technological and legal complexity and is costly, time-consuming and inherently uncertain. For example, the U.S. previously enacted and is currently implementing wide-ranging patent reform legislation. Specifically, on September 16, 2011, the Leahy-Smith America Invents Act (the “Leahy-Smith Act”) was signed into law and included a number of significant changes to U.S. patent law, and many of the provisions became effective in March 2013. However, it may take the courts years to interpret the provisions of the Leahy-Smith Act, and the implementation of the statute could increase the uncertainties and costs surrounding the prosecution of our licensed and future patent applications and the enforcement or defense of our licensed and future patents, all of which could have a material adverse effect on our business, financial condition and results of operations.

In addition, the U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the federal courts and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce patents that we might obtain in the future.

We may not be able to protect our intellectual property rights throughout the world.

Filing, prosecuting and defending patents on product candidates throughout the world would be prohibitively expensive. Competitors may use our licensed and owned technologies in jurisdictions where we has not licensed or obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we may obtain or license patent protection, but where patent enforcement is not as strong as that in the U.S. These products may compete with our products in jurisdictions where we do not have any issued or licensed patents and any future patent claims or other intellectual property rights may not be effective or sufficient to prevent them from so competing.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection, particularly those relating to biopharmaceuticals, which could make it difficult for us to stop the infringement of our licensed patents and future patents we may own, or marketing of competing products in violation of our proprietary rights generally. Further, the laws of some foreign countries do not protect proprietary rights to the same extent or in the same manner as the laws of the U.S. As a result, we may encounter significant problems in protecting and defending our licensed and owned intellectual property both in the U.S. and abroad. For example, China currently affords less protection to a company’s intellectual property than some other jurisdictions. As such, the lack of strong patent and other intellectual property protection in China may significantly increase our vulnerability regarding unauthorized disclosure or use of our intellectual property and undermine our competitive position. Proceedings to enforce our future patent rights, if any, in foreign jurisdictions could result in substantial cost and divert our efforts and attention from other aspects of our business.

We may be unable to adequately prevent disclosure of trade secrets and other proprietary information.

In order to protect our proprietary and licensed technology and processes, we rely in part on confidentiality agreements with our corporate partners, employees, consultants, manufacturers, outside scientific advisors and sponsored researchers and other advisors. These agreements may not effectively prevent disclosure of our confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover our trade secrets and proprietary information. Failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

We may be subject to claims that our employees, consultants or independent contractors have wrongfully used or disclosed confidential information of third parties.

We employ individuals who were previously employed at other biopharmaceutical companies. Although we have no knowledge of any such claims against us, we may be subject to claims that we or our employees, consultants or independent contractors have inadvertently or otherwise used or disclosed confidential information of our employees’ former employers or other third parties. Litigation may be necessary to defend against these claims. There is no guarantee of success in defending these claims, and even if we are successful, litigation could result in substantial cost and be a distraction to our management and other employees. To date, none of our employees have been subject to such claims.

We may be subject to claims challenging the inventorship of our licensed patents, any future patents we may own and other intellectual property.

Although we are not currently experiencing any claims challenging the inventorship of our licensed patents or our licensed or owned intellectual property, we may in the future be subject to claims that former employees, licensees or other third parties have an interest in our licensed patents or other licensed or owned intellectual property as an inventor or co-inventor. For example, we may have inventorship disputes arise from conflicting obligations of consultants or others who are involved in developing our product candidates. Litigation may be necessary to defend against these and other claims challenging inventorship. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, valuable intellectual property. Such an outcome could have a material adverse effect on our business, financial condition and results of operations. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.

If we do not obtain additional protection under the Hatch-Waxman Amendments and similar foreign legislation extending the terms of our licensed patents and any future patents we may own, our business, financial condition and results of operations may be materially and adversely affected.

Depending upon the timing, duration and specifics of FDA regulatory approval for our product candidates, one or more of our licensed U.S. patents or future U.S. patents that we may license or own may be eligible for limited patent term restoration under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during drug development and the FDA regulatory review process. This period is generally one-half the time between the effective date of an investigational new drug application (“IND”) (falling after issuance of the patent), and the submission date of an NDA, plus the time between the submission date of an NDA and the approval of that application. Patent term restorations, however, cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval by the FDA.

The application for patent term extension is subject to approval by the USPTO, in conjunction with the FDA. It takes at least six months to obtain approval of the application for patent term extension. We may not be granted an extension because of, for example, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than our requests. If we are unable to obtain patent term extension or restoration or the term of any such extension is less than our requests, the period during which we will have the right to exclusively market our product will be shortened and our competitors may obtain earlier approval of competing products, and our ability to generate revenues could be materially adversely affected.

Risks Related Owning Our Common Stock

The market price of our common stock has been and may continue to be volatile.

The market price of our common stock has been and may continue to be volatile. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

•

results from, and any delays in, planned clinical trials for our product candidates, or any other future product candidates, and the results of trials of competitors or those of other companies in the combined organization’s market sector;

•

any delay in filing an Investigational New Drug Application, Investigational Device Exemption or BLA, NDA or PMA, for any of our product candidates and any adverse development or perceived adverse development with respect to the FDA’s review of that IND, IDE or BLA, NDA or PMA;

•	significant lawsuits, including patent or stockholder litigation;
•	inability to obtain additional funding;
•	failure to successfully develop and commercialize our product candidates;
•	changes in laws or regulations applicable to our product candidates;
•	inability to obtain adequate product supply for our product candidates, or the inability to do so at acceptable prices;
•	unanticipated serious safety concerns related to any of our product candidates;
•	adverse regulatory decisions;
•	introduction of new products or technologies by our competitors;

•	failure to meet or exceed drug development or financial projections we provide to the public;
•	failure to meet or exceed the estimates and projections of the investment community;
•	the perception of the biopharmaceutical industry by the public, legislatures, regulators and the investment community;
•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;
•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our licensed and owned technologies;
•	additions or departures of key scientific or management personnel;
•	changes in the market valuations of similar companies;
•	general economic and market conditions and overall fluctuations in the U.S. equity market;
•	public health crises, pandemics and epidemics, such as the recent coronavirus disease 2019 (COVID-19);
•	sales of our common stock by us or our stockholders in the future; and
•	trading volume of our common stock.

In addition, the stock market, in general, and small biopharmaceutical companies, in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. Further, a decline in the financial markets and related factors beyond our control may cause our stock price to decline rapidly and unexpectedly.

Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidate.

We may seek additional capital through a combination of public and private equity offerings, debt financings, strategic partnerships and alliances and licensing arrangements. We have a purchase agreement in place with Lincoln Park to sell up to $10.0 million worth of shares of our common stock, from time to time, to Lincoln Park.  Any sales under the Lincoln Park arrangement, and to the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our stockholders will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of our stockholders. The incurrence of indebtedness would result in increased fixed payment obligations and could involve certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we raise additional funds through strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or product candidate, or grant licenses on terms unfavorable to us.

Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of us more difficult and may prevent attempts by our stockholders to replace or remove our management.

Provisions in our certificate of incorporation and bylaws may delay or prevent an acquisition or a change in management. These provisions include a classified board of directors, a prohibition on actions by written consent of the combined organization’s stockholders and the ability of the board of directors to issue preferred stock without stockholder approval. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the DGCL, which prohibits stockholders owning in excess of 15% of our outstanding voting stock from merging or combining with us. Although we believe these provisions collectively will provide for an opportunity to receive higher bids by requiring potential acquirers to negotiate with our board of directors, they would apply even if the offer may be considered beneficial by some stockholders. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove then current management by making it more difficult for stockholders to replace members of the board of directors, which is responsible for appointing the members of management.

Our pre-Merger net operating loss carryforwards and certain other tax attributes may be subject to limitations. The pre-Merger net operating loss carryforwards and certain other tax attributes of us may also be subject to limitations as a result of ownership changes resulting from the Merger.

In general, a corporation that undergoes an “ownership change” as defined in Section 382 of the Code, is subject to limitations on our ability to utilize our pre-change net operating loss carryforwards to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders, generally stockholders beneficially owning five percent or more of a corporation’s common stock, applying certain look-through and aggregation rules, increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period, generally three years. We may have experienced ownership changes in the past and we may experience ownership changes in the future. In addition, the closing of the merger may result in an ownership change for us, which could result in limitations on the use of our federal and state net operating loss carryforwards of $145.5 million and $76.4 million, respectively, in addition to our federal, including orphan drug, and state research credit carryforwards of $8.3 million and $2.4 million, respectively. It is possible that our net operating loss carryforwards and certain other tax attributes may also be subject to limitation as a result of ownership changes in the past and/or the closing of the Merger. Consequently, even if we achieve profitability, we may not be able to utilize a material portion of our net operating loss carryforwards and certain other tax attributes, which could have a material adverse effect on cash flow and results of operations.

Our failure to meet the continued listing requirements of the Nasdaq could result in a delisting of our common stock.

We must continue to satisfy the Nasdaq Capital Market’s continued listing requirements, including, among other things, the corporate governance requirements and the minimum closing bid price requirement.  If we fail to satisfy the continued listing requirements of the Nasdaq, Nasdaq may take steps to delist our common stock. Such a delisting would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so.

On May 29, 2019, Conatus received a letter from the Nasdaq staff indicating that, for the prior thirty consecutive business days, the bid price for its common stock had closed below the minimum $1.00 per share requirement for continued listing on the Nasdaq Global Market under Nasdaq Listing Rule 5450(a)(1).

Conatus filed an application to transfer the listing of our common stock from the Nasdaq Global Market to the Nasdaq Capital Market.  On November 27, 2019, the application was approved by Nasdaq and a result, Conatus was granted an additional 180-day grace period, until May 25, 2020, to regain compliance with the minimum $1.00 per share requirement for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5810(c)(3)(A).  Subsequently, based on an immediately effective rule change with the SEC on April 16, 2020, the deadline to regain compliance was extended to August 10, 2020.

On May 26, 2020, in connection with, and prior to the completion of, the Merger, we effected a reverse stock split of our common stock, which enabled us to regain compliance with the minimum closing bid price requirement.  Even though we have regained compliance with the Nasdaq Capital Market’s minimum closing bid price requirement, there is no guarantee that we will remain in compliance with such listing requirements in the future.

In the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with listing requirements would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the Nasdaq minimum bid price requirement or prevent future non-compliance with Nasdaq’s listing requirements. Delisting from the Nasdaq Capital Market or any Nasdaq market could make trading our common stock more difficult for investors, potentially leading to declines in our share price and liquidity. Without a Nasdaq market listing, stockholders may have a difficult time getting a quote for the sale or purchase of our stock, the sale or purchase of our stock would likely be made more difficult and the trading volume and liquidity of our stock could decline. Delisting from Nasdaq could also result in negative publicity and could also make it more difficult for us to raise additional capital. The absence of such a listing may adversely affect the acceptance of our common stock as currency or the value accorded by other parties. Further, if we are delisted, we would also incur additional costs under state blue sky laws in connection with any sales of our securities. These requirements could severely limit the market liquidity of our common stock and the ability of our stockholders to sell our common stock in the secondary market.

Sales of a substantial number of shares of our common stock by our stockholders in the public market could cause our stock price to fall.

Sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur could significantly reduce the market price of our common stock and impair our ability to raise adequate capital through the sale of additional equity securities.  We are unable to predict the effect that such sales may have on the prevailing market price of our common stock.  As of June 30, 2020, we have outstanding warrants to purchase an aggregate of approximately 4,929 shares of our common stock, and options to purchase an aggregate of approximately 1.5 million shares of our common stock, which, if exercised, may further increase the number of shares of our common stock outstanding and the number of shares eligible for resale in the public market, unless such shares are subject to a lock-up agreement.

Our internal control over financial reporting may not meet the standards required by Section 404 of the Sarbanes-Oxley Act, and failure to achieve and maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act, could have a material adverse effect on our business and share price.

Our management is required to report on the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation.

We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting once that firm begins our Section 404 reviews, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

Our executive officers, directors and principal stockholders own a significant percentage of our stock and, if they choose to act together, will be able to exert control or significantly influence over matters subject to stockholder approval.

As of June 30, 2020, our executive officers, directors and greater than 5% stockholders, in the aggregate, own approximately 40.7% of our outstanding common stock.  As a result, such persons or their appointees to our board of directors, acting together, will be able to exert control or significantly influence over all matters submitted to our board of directors or stockholders for approval, including the appointment of our management, the election and removal of directors and approval of any significant transaction, as well as our management and business affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

None.

Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1

Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 1, 2013).

3.2	Certificate of Amendment (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 27, 2020).
3.3	Certificate of Amendment (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 27, 2020).
3.4	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 27, 2020).
4.1	Specimen Common Stock Certificate filed herewith,
4.5

Form of Warrant (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-4 (Registration No. 333-236332) filed with the Securities and Exchange Commission on February 7, 2020).

10.1#

2020 Incentive Award Plan, effective May 26, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 27, 2020).

10.2#

Form of Stock Option Grant Notice and Option Agreement (2020 Incentive Award Plan) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 28, 2020).

10.3#

2017 Stock Plan (incorporated by reference to Exhibit 10.43 to the Company’s Registration Statement on Form S-4 (Registration No. 333-236332) filed with the Securities and Exchange Commission on February 7, 2020).

10.4#

Form of Stock Option Agreement (2017 Stock Plan) (incorporated by reference to Exhibit 10.44 to the Company’s Registration Statement on Form S-4 (Registration No. 333-236332) filed with the Securities and Exchange Commission on February 7, 2020).

10.5#

2007 Stock Plan (incorporated by reference to Exhibit 10.45 to the Company’s Registration Statement on Form S-4 (Registration No. 333-236332) filed with the Securities and Exchange Commission on February 7, 2020).

10.6#

Form of Stock Option Agreement (2007 Stock Plan) (incorporated by reference to Exhibit 10.46 to the Company’s Registration Statement on Form S-4 (Registration No. 333-236332) filed with the Securities and Exchange Commission on February 7, 2020).

10.7#

Form of Indemnification Agreement, between the Company and its officers and directors (incorporated by reference to Exhibit 10.51 to the Company’s Registration Statement on Form S-4 (Registration No. 333-236332) filed with the Securities and Exchange Commission on February 7, 2020).

10.8#

Executive Employment Agreement, dated December 11, 2018, by and between the Company and Richard W. Pascoe (incorporated by reference to Exhibit 10.47 to the Company’s Registration Statement on Form S-4 (Registration No. 333-236332) filed with the Securities and Exchange Commission on February 7, 2020).

10.9#

Notice of Grant of Stock Option, dated January 24, 2019, by and between the Company and Richard W. Pascoe (incorporated by reference to Exhibit 10.48 to the Company’s Registration Statement on Form S-4 (Registration No. 333-236332) filed with the Securities and Exchange Commission on February 7, 2020).

10.10#

Amendment to Option and Employment Agreement, dated January 28, 2020, by and between the Company and Richard W. Pascoe (incorporated by reference to Exhibit 10.49 to the Company’s Registration Statement on Form S-4 (Registration No. 333-236332) filed with the Securities and Exchange Commission on February 7, 2020).

10.11#

Executive Employment Agreement, dated April 16, 2019, by and between the Company and Martin Latterich (incorporated by reference to Exhibit 10.50 to the Company’s Registration Statement on Form S-4 (Registration No. 333-236332) filed with the Securities and Exchange Commission on February 7, 2020).

10.12

Lease, dated January 3, 2020, by and between the Company and San Diego Sycamore, LLC (incorporated by reference to Exhibit 10.57 to Amendment No. 2 to the Company’s Registration Statement on Form S-4 (Registration No. 333-236332) filed with the Securities and Exchange Commission on March 30, 2020).

10.13

Irrevocable Standby Letter of Credit, dated March 13, 2020, by and between the Company and San Diego Sycamore, LLC (incorporated by reference to Exhibit 10.69 to Amendment No. 2 to the Company’s Registration Statement on Form S-4 (Registration No. 333-236332) filed with the Securities and Exchange Commission on March 30, 2020).

10.14†

Settlement, Release and Termination Agreement, dated April  5, 2019, by and among the Company, PUR Biologics, LLC, Wylde, LLC, Christopher Wiggins and Ryan Fernan (incorporated by reference to Exhibit 10.52 to the Company’s Registration Statement on Form S-4 (Registration No. 333-236332) filed with the Securities and Exchange Commission on February 7, 2020).

10.15

Conversion, Termination and Release Agreement, dated August 26, 2016, by and among the Company, Jonathan Jackson, Lordship Ventures LLC and Lordship Ventures Histogen Holdings LLC (incorporated by reference to Exhibit 10.53 to the Company’s Registration Statement on Form S-4 (Registration No. 333-236332) filed with the Securities and Exchange Commission on February 7, 2020).

10.16

Termination of Stockholder Agreements, dated January  28, 2020, by and among the Company, Lordship Ventures Histogen Holdings LLC, Pineworld Capital Limited, Gail K. Naughton, Ph.D. and certain trusts (incorporated by reference to Exhibit 10.54 to the Company’s Registration Statement on Form S-4 (Registration No. 333-236332) filed with the Securities and Exchange Commission on February 7, 2020).

10.17

Second Amended and Restated Strategic Relationship Success Fee Agreement, dated January  28, 2020, by and between the Company and Lordship Ventures LLC (incorporated by reference to Exhibit 10.55 to the Company’s Registration Statement on Form S-4 (Registration No. 333-236332) filed with the Securities and Exchange Commission on February 7, 2020).

10.18

Amended and Restated Release, dated January  28, 2020, by and among the Company, Jonathan Jackson, Lordship Ventures LLC, and Lordship Ventures Histogen Holdings LLC (incorporated by reference to Exhibit 10.56 to the Company’s Registration Statement on Form S-4 (Registration No. 333-236332) filed with the Securities and Exchange Commission on February 7, 2020).

10.19

Exclusive License and Supply Agreement, dated September 30, 2016, by and between the Company and Pineworld Capital Limited (incorporated by reference to Exhibit 10.59 to the Company’s Registration Statement on Form S-4 (Registration No. 333-236332) filed with the Securities and Exchange Commission on February 7, 2020).

10.20†

Amended and Restated License Agreement, dated December 16, 2013, by and between the Company and Suneva Medical, Inc. (incorporated by reference to Exhibit 10.60 to the Company’s Registration Statement on Form S-4 (Registration No. 333-236332) filed with the Securities and Exchange Commission on February 7, 2020).

10.21+

Amended and Restated Supply Agreement, dated December 16, 2013, by and between the Company and Suneva Medical, Inc. (incorporated by reference to Exhibit 10.61 to the Company’s Registration Statement on Form S-4 (Registration No. 333-236332) filed with the Securities and Exchange Commission on February 7, 2020).

10.22+

Amendment No. 1 to the Amended and Restated License Agreement and Amended and Restated Supply Agreement, dated July 12, 2017, by and among the Company, Suneva Medical, Inc. and Allergan Sales, LLC (incorporated by reference to Exhibit 10.62 to the Company’s Registration Statement on Form S-4 (Registration No. 333-236332) filed with the Securities and Exchange Commission on February 7, 2020).

10.23+

Amendment No. 2 to Amended and Restated License Agreement, dated October  25, 2017, by and between the Company and Allergan Sales, LLC (incorporated by reference to Exhibit 10.63 to the Company’s Registration Statement on Form S-4 (Registration No. 333-236332) filed with the Securities and Exchange Commission on February 7, 2020).

10.24+

Amendment No. 3 to Amended and Restated License Agreement and Amendment No.  2 to Amended and Restated Supply Agreement, dated March 22, 2019, by and between the Company and Allergan Sales, LLC (incorporated by reference to Exhibit 10.64 to the Company’s Registration Statement on Form S-4 (Registration No. 333-236332) filed with the Securities and Exchange Commission on February 7, 2020).

10.25+

Amendment No.  4 to Amended and Restated License Agreement and Amendment No. 3 to Amended and Restated Supply Agreement, dated January 17, 2020, by and between the Company and Allergan Sales, LLC (incorporated by reference to Exhibit 10.65 to the Company’s Registration Statement on Form S-4 (Registration No. 333-236332) filed with the Securities and Exchange Commission on February 7, 2020).

10.26#

Employment Agreement between the Company and Susan A. Knudson, dated May 27, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 28, 2020).

10.27

Purchase Agreement, by and between the Company and Lincoln Park, dated July 20, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 20, 2020).

10.28

Registration Rights Agreement, by and between the Company and Lincoln Park, dated July 20, 2020 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 20, 2020).

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document. (1)
101.SCH	XBRL Taxonomy Extension Schema Document. (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (1)

(1)	Furnished, not filed.
#	Indicates a management contract or compensatory plan, contract or arrangement.
†

Pursuant to Item 601(b)(10) of Regulation S-K, certain confidential portions of this exhibit were omitted by means of marking such portions with an asterisk because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.

+

Non-material schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish supplementally copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.

*

These certifications are being furnished solely to accompany this Quarterly Report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not subject to the liability of that section. These certifications are not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Histogen Inc.

Date: August 13, 2020	By:	/s/ Richard W. Pascoe
Richard W. Pascoe
President and Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2020	By:	/s/ Susan A. Knudson
Susan A. Knudson Executive Vice President, Chief Financial Officer, Chief Compliance Officer & Corporate Secretary
(Principal Financial Officer)