Form 10-Q
period 2020-09-30
Histogen Inc.
filed 2020-11-10
CIK 1383701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020

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

As of November 6, 2020, the registrant had 12,507,973 shares of common stock, $0.0001 par value, outstanding.

Histogen Inc.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

HISTOGEN INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30, 2020	December 31, 2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,649	$2,065
Restricted cash	10	10
Accounts receivable, net	171	110
Inventories	453	106
Prepaid and other current assets	699	167
Total current assets	7,982	2,458
Restricted cash	250	—
Property and equipment, net	295	320
Right-of-use assets	4,334	95
Other assets	1,091	69
Total assets	$13,952	$2,942
Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$1,130	$808
Accrued liabilities	553	446
Current portion of Paycheck Protection Program loan	39	—
Current portion of lease liabilities	—	108
Current portion of deferred revenue	103	19
Total current liabilities	1,825	1,381
Noncurrent Paycheck Protection Program loan	428	—
Noncurrent portion of lease liabilities	4,749	—
Noncurrent portion of deferred revenue	123	138
Other liabilities	315	321
Total liabilities	7,440	1,840
Commitments and contingencies (Note 10)
Convertible preferred stock, $0.001 par value; no shares and 73,000,000 shares authorized at September 30, 2020 and December 31, 2019, respectively; no shares and 5,046,154 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively; liquidation preference of $0 and $40,294 at September 30, 2020 and December 31, 2019, respectively	—	39,070
Stockholders’ Equity (Deficit)
Preferred stock, $0.0001 par value; 10,000,000 shares and no shares authorized at September 30, 2020 and December 31, 2019, respectively; no shares issued and outstanding at September 30, 2020 and December 31, 2019	—	—
Common stock, $0.0001 par value; 200,000,000 shares and 105,000,000 shares authorized at September 30, 2020 and December 31, 2019, respectively; 12,487,973 shares and 3,343,356 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	1	—
Additional paid-in capital	66,638	6,864
Accumulated deficit	(59,194)	(43,933)
Total Histogen Inc. stockholders’ equity (deficit)	7,445	(37,069)
Noncontrolling interest	(933)	(899)
Total equity (deficit)	6,512	(37,968)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$13,952	$2,942

See accompanying notes to the unaudited condensed consolidated financial statements.

HISTOGEN INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
License	$5	$5	$877	$7,515
Product	419	190	419	1,956
Grant	—	—	—	150
Professional services	71	119	285	272
Total revenues	495	314	1,581	9,893
Operating expenses:
Cost of product revenue	263	81	424	873
Cost of professional services revenue	62	104	248	237
Acquired in-process research and development	—	—	7,144	2,250
Research and development	1,534	673	4,362	2,716
General and administrative	1,982	1,202	4,753	4,607
Total operating expenses	3,841	2,060	16,931	10,683
Loss from operations	(3,346)	(1,746)	(15,350)	(790)
Other income (expense):
Change in fair value of warrant liabilities	—	30	—	77
Interest income (expense), net	(25)	18	(53)	36
Other income	108	—	108
Total other income (expense)	83	48	55	113
Net loss	(3,263)	(1,698)	(15,295)	(677)
Net loss attributable to noncontrolling interest	14	4	34	21
Net loss attributable to common stockholders	$(3,249)	$(1,694)	$(15,261)	$(656)

Net loss per share attributable to common stockholders, basic and diluted	$(0.27)	$(0.51)	$(2.06)	$(0.20)
Weighted-average common shares used to compute net loss per share attributable to common stockholders, basic and diluted	12,169,173	3,343,356	7,425,051	3,328,549

See accompanying notes to the unaudited condensed consolidated financial statements.

HISTOGEN INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE

PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Histogen Inc. Stockholders’ Equity	Noncontrolling	Total Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)	Interest	(Deficit)
Balance at June 30, 2020	—	$—	11,812,493	$1	$65,176	$(55,945)	$9,232	$(919)	$8,313
Issuance of common stock, net of issuance costs	—	—	675,480	—	1,337	—	1,337	—	1,337
Stock-based compensation	—	—	—	—	125	—	125	—	125
Net loss	—	—	—	—	—	(3,249)	(3,249)	(14)	(3,263)
Balance at September 30, 2020	—	$—	12,487,973	$1	$66,638	$(59,194)	$7,445	$(933)	$6,512

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Histogen Inc. Stockholders’ Equity	Noncontrolling	Total Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)	Interest	(Deficit)
Balance at June 30, 2019	5,046,154	$39,070	3,327,198	$—	$6,640	$(39,929)	$(33,289)	$(881)	$(34,170)
Issuance of common stock upon net exercise of stock options	—	—	16,158	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	115	—	115	—	115
Net loss	—	—	—	—	—	(1,694)	(1,694)	(4)	(1,698)
Balance at September 30, 2019	5,046,154	$39,070	3,343,356	$—	$6,755	$(41,623)	$(34,868)	$(885)	$(35,753)

See accompanying notes to the unaudited condensed consolidated financial statements.

HISTOGEN INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE

PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Histogen Inc. Stockholders’ Equity	Noncontrolling	Total Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)	Interest	(Deficit)
Balance at December 31, 2019	5,046,154	$39,070	3,343,356	$—	$6,864	$(43,933)	$(37,069)	$(899)	$(37,968)
Issuance of common stock upon exercise of stock options	—	—	28,684	—	40	—	40	—	40
Issuance of common stock to former stockholders of Conatus upon Merger	—	—	3,394,299	—	18,872	—	18,872	—	18,872
Conversion of convertible preferred stock into common stock upon Merger	(5,046,154)	(39,070)	5,046,154	1	39,069	—	39,070	—	39,070
Issuance of common stock, net of issuance costs	—	—	675,480	—	1,337		1,337	—	1,337
Stock-based compensation	—	—	—	—	456	—	456	—	456
Net loss	—	—	—	—	—	(15,261)	(15,261)	(34)	(15,295)
Balance at September 30, 2020	—	$—	12,487,973	$1	$66,638	$(59,194)	$7,445	$(933)	$6,512

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Histogen Inc. Stockholders’ Equity	Noncontrolling	Total Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)	Interest	(Deficit)
Balance at December 31, 2018	4,813,274	$36,683	3,292,104	$—	$6,311	$(40,967)	$(34,656)	$(864)	$(35,520)
Issuance of Series B convertible preferred stock for Lordship Indemnification	16,413	124	—	—	—	—	—	—	—
Issuance of common stock for Lordship Indemnification	—	—	21,885	—	115	—	115	—	115
Issuance of Series D convertible preferred stock, net of issuance costs	49,144	513	—	—	—	—	—	—	—
Issuance of Series D for PUR settlement	167,323	1,750	—	—	—	—	—	—	—
Issuance of common stock upon net exercise of stock options	—	—	29,367	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	329	—	329	—	329
Net income	—	—	—	—	—	(656)	(656)	(21)	(677)
Balance at September 30, 2019	5,046,154	$39,070	3,343,356	$—	$6,755	$(41,623)	$(34,868)	$(885)	$(35,753)

See accompanying notes to the unaudited condensed consolidated financial statements.

HISTOGEN INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities
Net loss	$(15,295)	$(677)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Acquired in-process research and development	7,144	1,750
Depreciation and amortization	74	107
Stock-based compensation	456	329
Loss on disposal of property and equipment	—	7
Write-off of inventory	186	—
Change in fair value of warrant liabilities	—	(77)
Changes in operating assets and liabilities:
Accounts receivable	(61)	120
Inventories	(533)	(133)
Prepaid expenses and other current assets	(122)	(107)
Other assets	(127)	82
Accounts payable	(197)	132
Accrued liabilities	80	(256)
Right-of-use asset and lease liabilities, net	346	(56)
Deferred revenue	69	(826)
Net cash (used in) provided by operating activities	(7,980)	395
Cash flows from investing activities
Cash acquired in connection with the Merger	12,835	—
Cash paid for acquisition related costs	(1,811)	—
Cash paid for property and equipment	(49)	(152)
Net cash provided by (used in) investing activities	10,975	(152)
Cash flows from financing activities
Repayment of finance lease obligations	(5)	(25)
Proceeds from sales of common stock, net of issuance costs	1,337	—
Proceeds from promissory notes	500	—
Payments on promissory notes	(500)	—
Proceeds from the exercise of stock options	40	—
Proceeds from Payroll Protection Program Loan	467	—
Proceeds from the issuance of Series D convertible preferred stock, net	—	513
Net cash provided by financing activities	1,839	488
Net increase in cash, cash equivalents and restricted cash	4,834	731
Cash, cash equivalents and restricted cash, beginning of period	2,075	3,037
Cash, cash equivalents and restricted cash, end of period	$6,909	$3,768
Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$6,649	$3,758
Restricted cash	260	10
Total cash, cash equivalents and restricted cash	$6,909	$3,768
Noncash investing and financing activities
Right-of-use asset obtained in exchange for operating lease liability	$4,481	$619
Right-of-use asset obtained in exchange for finance lease liability	$—	$40
Conversion of convertible preferred stock into common stock	$39,070	$—
Issuance of common stock to Conatus stockholders	$18,872	$—
Net assets acquired in Merger	$710	$—
Acquisition related costs included in accounts payable	$6	$—
Issuance of Series B preferred stock for Lordship Indemnification (Note 11)	$—	$124
Issuance of common stock for Lordship Indemnification (Note 11)	$—	$115

See accompanying notes to the unaudited condensed consolidated financial statements.

HISTOGEN INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business, Basis of Presentation and Summary of Significant Accounting Policies

Description of Business

Histogen Inc. (the “Company,” “Histogen,” or the “combined company”), formerly known as Conatus Pharmaceuticals Inc. (“Conatus”), was incorporated in the state of Delaware on July 13, 2005. The Company is a clinical-stage therapeutics company focused on developing potential first-in-class restorative therapeutics that ignite the body’s natural process to repair and maintain healthy biological function. The therapeutics are designed for aesthetic and therapeutic applications based upon the Company’s unique technology that utilizes proteins and growth factors produced by hypoxia-induced multipotent cells. The Company has a robust portfolio of product candidates derived from one core technology process that fulfills market needs without using embryonic stem cells or animal components. The Company’s products are all covered by patented technologies which focus on replacing and regenerating tissues in the body.

The Company’s lead drug candidate, HST-001, is a hair stimulating complex (“HSC”) intended to be a physician-administered therapeutic for alopecia (hair loss). Phase 1 and Phase 1/2 clinical trials of HSC have been completed outside the United States, with results that produced significant efficacy and a clear safety profile and margin. A Phase 1 clinical trial of HSC in the United States under a Food and Drug Administration (“FDA”) approved Investigational New Drug (“IND”) has been completed and reports filed with the FDA in 2019. In 2019, the Company established HST-001 as the program identifier for HSC development and expanded its product pipeline to include HST-002 (dermal filler) and HST-003 (knee cartilage) as its other lead development programs. The Company has also developed a non-prescription topical skin care ingredient that currently generates revenue from customers who formulate the ingredient into their skin care product lines. The Company also retained development and commercialization rights to emricasan, an asset previously developed by Conatus (see Note 6), and on October 26, 2020, the Company entered into a Collaborative Development and Commercialization Agreement (the “Collaboration Agreement”) with Amerimmune LLC (“Amerimmune”), pursuant to which the Company and Amerimmune agreed to jointly develop emricasan, an orally active pan-caspase inhibitor, for the potential treatment of COVID-19 (see Note 12).

Merger between Private Histogen and Conatus Pharmaceuticals Inc. and Name Change

On January 28, 2020, the Company, then operating as Conatus, entered into an Agreement and Plan of Merger and Reorganization, as amended (the “Merger Agreement”), with privately-held Histogen Inc. (“Private Histogen”) and Chinook Merger Sub, Inc., a wholly-owned subsidiary of the Company (“Merger Sub”). Under the Merger Agreement, Merger Sub merged with and into Private Histogen, with Private Histogen surviving as a wholly-owned subsidiary of the Company (the “Merger”). On May 26, 2020, the Merger was completed.  Conatus changed its name to Histogen Inc., and Private Histogen, which remains as a wholly-owned subsidiary of the Company, changed its name to Histogen Therapeutics Inc. On May 27, 2020, the combined company’s common stock began trading on The Nasdaq Capital Market under the ticker symbol “HSTO”.

Except as otherwise indicated, references herein to “Histogen,” the “Company,” or the “combined company”, refer to Histogen Inc. on a post-Merger basis, and the term “Private Histogen” refers to the business of privately-held Histogen Inc., prior to completion of the Merger. References to Conatus refer to Conatus Pharmaceuticals Inc. prior to completion of the Merger.

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

Liquidity and Going Concern

From inception and through September 30, 2020, the Company has accumulated losses of $59.2 million and expects to incur operating losses and generate negative cash flows from operations for the foreseeable future. As of September 30, 2020, the Company had $6.6 million in cash and cash equivalents.

The Company has not yet established ongoing sources of revenues sufficient to cover its operating costs and will need to continue to raise additional capital to support its future operating activities, including progression of its development programs, preparation for commercialization, and other operating costs. Management’s plans with regard to these matters include entering into a combination of additional debt or equity financing arrangements, government funding, strategic partnerships, collaboration and licensing arrangements, or other similar arrangements. In addition, the Company may fund its losses from operations through the common stock purchase agreement the Company entered into with Lincoln Park in July 2020, for the purchase of up to $10.0 million of the Company’s common stock over the 24 month period of the purchase agreement, $8.5 million of which remains available for sale as of the date these condensed consolidated financial statements were available to be issued (see Note 9), subject to limitations on the amount of securities the Company may sell under its effective registration statement on Form S-3 within any 12 month period. There can be no assurance that the Company will be able to obtain additional financing on terms acceptable to the Company, on a timely basis or at all. As stated above and more fully discussed in Note 6, the Merger with Conatus was completed on May 26, 2020, which provided the Company approximately $12.8 million in cash and cash equivalents. However, additional funding will be required for the Company to sustain operations beyond twelve months from the date these condensed consolidated financial statements were available to be issued as the Company expects an increase in cash outflows as compared to its historical spend for its planned clinical trial activities over the next twelve months.

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

The Company acquired Centro De Investigacion de Medicina Regenerativa, S.A. de C.V. (“CIMRESA”), a company in Mexico, during 2018 to facilitate a potential clinical development program for HSC. This is a wholly-owned subsidiary intended to pursue registration with the COFEPRIS (Mexico equivalent to FDA). CIMRESA had no operational or financial activity for the three and nine months ended September 30, 2020 and 2019.

The Company holds a majority interest in Adaptive Biologix, Inc. (“AB”, formerly Histogen Oncology, LLC). AB was formed to develop and market applications for the treatment of cancer. The Company consolidates AB into its condensed consolidated financial statements.

Reclassifications

Certain prior period amounts related to the acquisition of in-process research and development assets from the Company’s former unconsolidated affiliate, PUR Biologics, LLC (“PUR”), have been reclassified from research and development expense to acquired in-process research and development expense on the accompanying condensed consolidated statements of operations and cash flows to conform to the current period presentation. In addition, certain prior period amounts have been reclassified from research and development expenses to cost of product revenue due to an immaterial error identified by the Company.  These reclassifications have no effect on previously reported net income (loss), Stockholders’ equity (deficit) or cash flows from operating activities.

Unaudited Interim Financial Information

The unaudited condensed consolidated financial statements as of September 30, 2020, and for the three and nine months ended September 30, 2020 and 2019, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC) and GAAP. Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of Management, these unaudited interim condensed consolidated financial statements contain all adjustments necessary, all of which are of a normal and recurring nature, to present fairly the Company’s financial position, results of operations and cash flows. Interim results are not necessarily indicative of results for a full year or future periods. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2019 included in our prospectus dated April 1, 2020, filed with the Securities and Exchange Commission pursuant to Rule 424(b) under the Securities Act, relating to the Registration Statement on Form S-4, as amended (File No. 333-236332).

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

Variable Interest Entities

The Company determined that AB is a variable interest entity (“VIE”) and that the Company is its primary beneficiary. The Company holds greater than 50% of the shares and has the authority to manage the business and affairs of the VIE. AB’s other shareholder does not have a controlling interest.

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

Customer Risk

During the three months ended September 30, 2020 and 2019, one customer accounted for 100% and 39% of total revenues, respectively. During the nine months ended September 30, 2020 and 2019, one customer accounted for 100% and 94% of total revenues, respectively. Accounts receivable from the customer was $0.1 million at September 30, 2020 and December 31, 2019.

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

Valuation of Long-Lived Assets

Long-lived assets to be held and used, including property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. As of September 30, 2020, the Company has not recognized any impairment to long-lived assets.

Forward Purchase Contract

In late 2011, Private Histogen contracted for research services from EPS Global Research Pte. Ltd. (“EPS”) to conduct clinical trials and compile data from a study that took place in 2011 and 2013. The unpaid amount due for the services was approximately $0.3 million.

On January 26, 2017, Private Histogen and EPS entered into a Debt Settlement and Conversion Agreement (“Settlement Agreement”) whereby Private Histogen paid $50,000 and issued EPS 14,342 shares of Series D convertible preferred stock. The Company is required to repurchase the shares at the higher of the remaining balance due, approximately $0.3 million at September 30, 2020 and December 31, 2019, or the market price of the shares at the time of repurchase, but no later than December 31, 2021. The Company has the sole option to initiate the timing of the repurchase of the shares (which were converted into shares of common stock upon the Merger) before the deadline date.

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

The Company determined the fair value of the liability to be approximately $0.3 million which is the value as if the repurchase commitment was exercised immediately. As of September 30, 2020 and December 31, 2019, the fair value of the EPS forward contract remained at approximately $0.3 million and is included in other liabilities in the accompanying condensed consolidated balance sheets.

Convertible Preferred Stock

Prior to the Merger, Private Histogen had shares of convertible preferred stock outstanding that were conditionally redeemable, as the redemption rights were either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control, and were classified as temporary equity.

Comprehensive Income (Loss)

The Company is required to report all components of comprehensive income (loss), including net income (loss), in the accompanying condensed consolidated financial statements in the period in which they are recognized. Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources, including unrealized gains and losses on investments and foreign currency translation adjustments. Net loss and comprehensive loss were the same for all periods presented.

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

Grant Awards

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

In September 2020, the Company was approved for a grant award from the U.S. Department of Defense (“DoD”) in the amount of approximately $2.0 million to partially fund the Company’s planned Phase 1/2 clinical trial of HST-003 for regeneration of cartilage in the knee. Under the terms of the award, the DoD will reimburse the Company for certain allowable costs. The period of performance for the grant award substantially expires in September 2025 and is subject to annual and quarterly reporting requirements. The Company will recognize funding received from the grant award as a reduction of research and development expenses in the period in which qualifying expenses have been incurred, as the Company is reasonably assured that the expenses will be reimbursed and the funding is collectible. For the three and nine months ended September 30, 2020, no qualifying expenses have been incurred and there has been no reduction of research and development expenses related to the award and no amounts have been reimbursed by the DoD under the terms of the award.

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred income taxes are recorded for temporary differences between consolidated financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets and liabilities reflect the tax rates expected to be in effect for the years in which the differences are expected to reverse. No income tax expense or benefit was recorded for the three and nine months ended September 30, 2020 and 2019, due to the full valuation allowance on the Company’s net deferred tax assets. A valuation allowance is provided if it is more likely than not that some or all the deferred tax assets will not be realized.

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

Net Loss Per Share

Basic net loss per share attributable to common stockholders is computed by dividing net loss attributable to common stockholders by the weighted-average common shares outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares and potentially dilutive securities outstanding for the period.  For the three and nine months ended September 30, 2020 and 2019, diluted net loss per share attributable to common stockholders is equal to basic net loss per share attributable to common stockholders as common stock equivalent shares from stock options and convertible preferred stock were anti-dilutive.

The following table sets forth outstanding potentially dilutive shares that have been excluded from the calculation of diluted net loss per share attributable to common stockholders because of their anti-dilutive effect (in common stock equivalents):

	September 30, 2020	September 30, 2019
Outstanding stock options	1,499,123	1,358,588
Convertible preferred stock	—	5,046,213
Warrants to purchase common stock	4,929	3,585
Warrants to purchase convertible preferred stock	—	107,565
Total	1,504,052	6,515,951

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

2. Inventories

Inventories consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Raw materials	$116	$106
Work in process	337	—
Total	$453	$106

As of September 30, 2020 and December 31, 2019, no finished goods were included in inventories. During the nine months ended September 30, 2020, the Company recorded a write-off of inventory totaling $0.2 million. This amount was recognized as a component of cost of product revenue in the accompanying condensed consolidated statements of operations.

3. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Lab and manufacturing equipment	$1,235	$1,231
Leasehold improvements	845	845
Office furniture and equipment	157	157
Total	2,237	2,233
Less: accumulated depreciation and amortization	(1,942)	(1,913)
Property and equipment, net	$295	$320

Depreciation and amortization expense for the three months ended September 30, 2020 and 2019 were $24,000 and $40,000, respectively. Depreciation and amortization expense for the nine months ended September 30, 2020 and 2019 was $0.1 million.

4. Balance Sheet Details

Prepaid and other current assets consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Insurance	$466	$—
Security deposit	81	—
Clinical research	13	50
Other	139	117
Total	$699	$167

Other assets consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Insurance	$1,016	$—
Other	75	69
Total	$1,091	$69

Accrued liabilities consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Current portion of finance lease liabilities	$8	$6
Compensation	272	182
Clinical trial and study related costs	161	22
Legal fees	2	169
Other	110	67
Total	$553	$446

Other liabilities consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Noncurrent portion of finance lease liabilities	$25	$31
Forward purchase contract	290	290
Total	$315	$321

5. Revenues

The following is a summary description of the material revenue arrangements, including arrangements that generated revenues during the three and nine months ended September 30, 2020 and 2019.

Edge Systems License and Supply Agreement

In 2014, the Company entered into a license and supply agreement (the “Edge Agreement”), amended May 17, 2018, with Edge Systems LLC (“Edge”), which was terminated in October 2019, to incorporate Histogen’s CCM skin care ingredient into Edge’s cosmetic products. The quantities to be delivered by the Company to Edge under the agreement were variable and the price per unit of CCM supplied to Edge was fixed with no variable consideration. Product returns to date have not been significant and the Company has not considered it necessary to record a reserve for product returns. The Company’s product revenues were recognized at a point in time when the underlying product was delivered to the customer which was when the customer obtained control of the product. Product revenue under this arrangement was $0.2 million and $0.4 million for the three and nine months ended September 30, 2019, respectively, and no product revenue from sales to Edge was recognized during 2020.

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

Revenue related to the Supply of CCM to Allergan has been deferred and recognized at the point in time in which deliveries are completed while revenue related to the Potential Future Improvements has been deferred and amortized ratably over the remaining 9-year life of the patent. The Supply of CCM to Allergan under the 2019 Allergan Amendment was entirely fulfilled during the year ended December 31, 2019, resulting in recognized revenue of $0 and $1.5 million ($0.8 million of which was previously deferred) during the three and nine months ended September 30, 2019, respectively. The $7.5 million residual amount of the total transaction price allocated to the expanded license was recognized as license revenue upon transfer of the license to Allergan in March 2019.

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

Revenue related to the Additional Supply of CCM to Allergan has been deferred and will be recognized at the point in time in which deliveries are completed.  Revenue related to the Additional Supply of CCM to Allergan was $0.4 million ($0.1 million of which was previously deferred), during the three and nine months ended September 30, 2020. Revenue related to the Potential Future Improvements has been deferred and amortized ratably over the remaining 9-year life of the patent, for which $5,000 of previously deferred revenue was recognized in revenue during each of the three months ended September 30, 2020 and 2019, and for which $15,000 of previously deferred revenue was recognized in revenue during each of the nine months ended September 30, 2020 and 2019. The $0.9 million residual amount of the total transaction price allocated to the expanded license was recognized as license revenue upon transfer of the license to Allergan in January 2020.

Remaining Performance Obligations and Deferred Revenue

The remaining performance obligations are the Company’s obligations to (1) deliver Additional Supply of CCM to Allergan and (2) share with Allergan any Potential Future Improvements to CCM identified through the Company’s research and development efforts.  Deferred revenue recorded for the Additional Supply of CCM to Allergan was $0.1 million and $0 as of September 30, 2020 and December 31, 2019, respectively, while deferred revenue recorded for the Potential Future Improvements was $0.1 million and $0.2 million as of September 30, 2020 and December 31, 2019, respectively. Deferred revenue is classified in current liabilities when the Company’s obligations to supply CCM or provide research for Potential Future Improvements are expected to be satisfied within twelve months of the balance sheet date.

Grant Revenue

In March 2017, the National Science Foundation, a government agency, awarded the Company a research and development grant to develop a novel wound dressing for infection control and tissue regeneration. Grant revenue recognized was $0 and $0.2 million for the three and nine months ended September 30, 2019, respectively, and no grant revenue was recognized during 2020.

Professional Services Revenue

The Company recognizes revenue for professional services which are based upon negotiated rates with the counterparty and are nonrefundable. Professional services fees are recognized as revenue over time as the underlying services are performed. Professional services revenue related to the Company’s assistance in establishing Allergan’s alternative manufacturing facility was $0.1 million for the three months ended September 30, 2020 and 2019 and $0.3 million for the nine months ended September 30, 2020 and 2019.

6. Merger

The Merger, which closed on May 26, 2020, was accounted for as a reverse asset acquisition pursuant to Topic 805, Clarifying the Definition of a Business, as substantially all of the fair value of the assets acquired were concentrated in a group of similar non-financial assets, and the acquired assets did not have outputs or employees. As the assets had not yet received regulatory approval, the fair value attributable to these assets was recorded as acquired in-process research and development (“IPR&D”) expenses in the Company’s condensed consolidated statements of operations for the nine months ended September 30, 2020.

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

As consideration for the reacquisition of the Development Assets, Private Histogen compensated PUR with both equity and cash components, including 167,323 shares of Series D convertible preferred stock with a fair value of $1.75 million and a potential cash payout of up to $6.25 million (the “Cap Amount”). Private Histogen paid PUR $0.5 million in upfront cash, forgave approximately $22,000 of accounts receivable owed by PUR to Private Histogen, and settled an outstanding payable of PUR of approximately $23,000 owed to a third-party. The Company is also obligated to make milestone and royalty payments, including (a) a $0.4 million payment upon the unconditional acceptance and approval of a New Drug Application or Pre-Market Approval Application by the US FDA related to the Development Assets, (b) a $0.4 million commercialization milestone upon reaching gross sales (by the Company or licensee) of the $0.5 million of products incorporating the Development Assets, and (c) a five percent (5%) royalty on net revenues collected by Histogen from commercial sales (by the Company or licensee) of products incorporating the Development Assets. The aforementioned cash payments, along with any future milestone and royalty payments, are all applied against the Cap Amount. In accordance with ASC 450, Contingencies, amounts for the milestone and royalty payments will be recognized when it is probable that the related contingent liability has been incurred and the amount owed is reasonably estimated. No amounts for the milestone and royalty payments have been recorded during the periods ended September 30, 2020 and December 31, 2019.

For the acquisition of the Development Assets, Private Histogen recognized approximately $2.27 million of in-process research and development expense (including the cash payments of $0.5 million and Series D preferred stock issuance of $1.75 million) on the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2019.

8. Paycheck Protection Program Loan

In April 2020, Private Histogen applied for and received loan proceeds in the amount of $0.5 million (the “PPP Loan”) under the PPP as government aid for payroll, rent and utilities. The application for these funds required the Company to, in good faith, certify that the current economic uncertainty made the loan request necessary to support the ongoing operations of the Company. This certification further required the Company to take into account its current business activity and its ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. The certification made by the Company did not contain any objective criteria and is subject to interpretation. Based in part on the Company’s assessment of other sources of liquidity, the uncertainty associated with future revenues created by the COVID-19 pandemic and related governmental responses, and the going concern uncertainty reflected in the Company’s consolidated financial statements, the Company believed in good faith that it met the eligibility requirements for the PPP Loan. If, despite the good-faith belief that given the Company’s circumstances all eligibility requirements for the PPP Loan were satisfied, it is later determined that the Company had violated any applicable laws or regulations or it is otherwise determined that the Company was ineligible to receive the PPP Loan, it may be required to repay the PPP Loan in its entirety and/or be subject to additional penalties and potential liabilities.

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

9. Stockholders’ Deficit

Common Stock

At Market Issuance Sales Agreement with Stifel, Nicolaus & Company, Incorporated

Prior to the Merger, Conatus entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with Stifel, Nicolaus & Company, Incorporated (“Stifel”), pursuant to which the Conatus could sell from time to time, at its option, up to an aggregate of $35.0 million of shares of its common stock through Stifel, as sales agent. In July 2020, the Company terminated the Sales Agreement with Stifel, with no shares having been issued pursuant to the Sales Agreement.

Common Stock Purchase Agreement with Lincoln Park

In July 2020, the Company entered into a common stock purchase agreement (the “2020 Purchase Agreement”) with Lincoln Park which provides that, upon the terms and subject to the conditions and limitations in the 2020 Purchase Agreement,  Lincoln Park is committed to purchase up to an aggregate of $10.0 million of shares of the Company’s common stock at the Company’s request from time to time during a 24 month period that began in July 2020 and at prices based on the market price of the Company’s common stock at the time of each sale. Upon execution of the 2020 Purchase Agreement, the Company sold 328,516 shares of common stock at $3.04399 per share to Lincoln Park for proceeds of $1.0 million.  During the three and nine months ended September 30, 2020 the Company sold an additional 280,000 shares of common stock to Lincoln Park for net proceeds of approximately $0.3 million and as of September 30, 2020, approximately $8.5 million of common stock remains available for sale under the 2020 Purchase Agreement, subject to limitations on the amount of securities the Company may sell under its effective registration statement on Form S-3 within any 12 month period.  In addition, in consideration for entering into the 2020 Purchase Agreement and concurrently with the execution of the 2020 Purchase Agreement, the Company issued 66,964 shares of its common stock to Lincoln Park.

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

During the nine months ended September 30, 2020, the Company issued no convertible preferred stock. During the nine months ended September 30, 2019, the Company issued 16,413 shares of Series B convertible preferred stock at $6.97 per share and 216,468 shares of Series D convertible preferred stock, of which 167,323 shares related to the PUR Settlement, at $10.46 per share.

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

In addition, at September 30, 2020, warrants to purchase 1,346 shares of common stock with an exercise price of $74.30 a share remain outstanding that were issued by Conatus in connection with obtaining financing in 2016. These warrants expire on July 3, 2023.

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

Additionally, in connection with the closing of the Merger, no further awards will be made under the Conatus 2013 Plan. As of September 30, 2020, 116,091 fully vested options remain outstanding under the Conatus 2013 Plan with a weighted average exercise price of $37.59 per share.

The following summarizes activity related to the Company’s stock options under the 2017 Plan and the 2020 Plan for the nine months ended September 30, 2020:

	Options Outstanding	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2019	1,362,173	$3.16	6.34	$2,926
Granted	124,119	$4.61
Exercised	(28,684)	$1.40
Cancelled or forfeited	(74,576)	$4.30
Outstanding at September 30, 2020	1,383,032	$3.26	5.87	$528
Vested and exercisable at September 30, 2020	897,647	$2.31	4.39	$528

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

On May 26, 2020, in connection with the closing of the Merger, 48,517 options of the Liquidity Option Shares became fully vested as the performance condition was achieved. For the three and nine months ended September 30, 2020, the Company recognized $20,000 and $0.1 million, respectively, in total compensation expense related to the performance and market-based options, all of which is recorded in general and administrative expense in the accompanying condensed consolidated statements of operations. As of September 30, 2020, there was $0.4 million of total unrecognized compensation cost related to unvested market condition-based options.

Valuation of Stock Option Awards

The following assumptions were used to calculate the fair value of awards granted to employees, non-employees and directors:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Expected volatility	—%	70.0%	76.3%	70.0%
Risk-free interest rate	—%	1.59%	0.45%	2.54%
Expected term (in years)	—	6.25	6.25	6.25
Expected dividend yield	—	—	—	—

The compensation cost that has been included in the accompanying condensed consolidated statements of operations for all stock-based compensation arrangements is detailed as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cost of product revenue	$(3)	$9	$16	$26
Research and development	2	9	8	31
General and administrative	126	97	432	272
Total	$125	$115	$456	$329

As of September 30, 2020, total unrecognized compensation cost related to unvested options, including unvested market condition-based options, was approximately $1.5 million which is expected to be recognized over a weighted-average period of 4.0 years.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance at September 30, 2020 is as follows:

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

In connection with the closing of the Merger, the Company assumed Conatus’ noncancelable operating lease agreement, as amended, for certain office space with a lease term that expired on September 30, 2020. Upon close of the Merger, the Company recognized a right-of-use asset and operating lease liability in the amount of $0.1 million and $0.2 million, respectively, related to the Conatus lease. Prior to the Merger, Conatus entered into a sub-lease agreement with a third-party to lease the whole office space for the remainder of the lease term. Sublease income was not material for all periods presented.

The Company leases certain office equipment that is classified as a finance lease. As of September 30, 2020, the weighted-average remaining term of the Company’s operating and finance lease was 11 years and 3.7 years, respectively.

The Company recognizes right-of-use assets and lease liabilities at the lease commencement date based on the present value of future minimum lease payments over the lease term. The discount rate used to determine the present value of the lease payments is the rate implicit in the lease unless that rate cannot be readily determined, in which case, the Company utilizes its incremental borrowing rate in determining the present value of the future minimum lease payments. As of September 30, 2020, the weighted-average discount rate for the Company’s operating and finance lease was 12.2% and 10.0%, respectively.

The Company does not record leases with an initial term of 12 months or less on the consolidated balance sheets. Expense for these short-term leases is recognized on a straight-line basis over the lease term. The Company has elected the practical expedient to combine lease and non-lease components into a single component for all classes of underlying assets.

Future minimum payments of lease liabilities were as follows (in thousands):

	Operating Leases	Finance Lease
2020 (remaining 3 months)	$60	$3
2021	616	10
2022	757	10
2023	780	10
2024	803	5
Thereafter	6,010	—
Total minimum lease payments	9,026	38
Less: imputed interest	(4,277)	(5)
Total future minimum lease payments	4,749	33
Less: current obligations under leases	—	(8)
Noncurrent lease obligations	$4,749	$25

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

The Company has entered into numerous financing arrangements with Lordship Ventures Histogen Holdings LLC (“Lordship”), a related party (See Note 11). During subsequent financing events, Lordship asserted that it has certain rights and that are, in some cases, detrimental to other existing or future investors in the Company. Although the Company believes it has no further obligation to Lordship with respect to prior financing arrangements, there is no guarantee that, if requested, concessions will not be granted or that disputes will not arise with Lordship in the future.

11. Related Parties

Lordship

Lordship, with its predecessor entities along with its principal owner, Jonathan Jackson, have invested and been affiliated with Private Histogen since 2010. As of September 30, 2020 and December 31, 2019, Lordship controlled approximately 19% and 28% of the Company’s outstanding voting shares, respectively, and currently holds two Board of Director seats.

In January 2012, Private Histogen entered into an Indemnification Agreement (the “Lordship Indemnification”) with Lordship whereby Private Histogen granted Lordship special non-dilutive rights. Pursuant to the Indemnification Agreement, Private Histogen was obligated to issue to Lordship additional common stock based on payments or issuance of common stock the Company may make to Proteus Advisors, LLC (“Proteus”). Private Histogen had contracted with Proteus for various advisory services dating back to 2009, and settled the compensation for such services with Proteus in January 2016 through the immediate issuance of freestanding warrants to purchase 64,539 shares of Private Histogen’s Series B convertible preferred stock and a one-time cash payment of $0.3 million upon Private Histogen receiving additional accumulated capital investments of $10.0 million, beginning after May 1, 2015. In January 2019, Private Histogen issued 21,885 shares of common stock and 16,413 shares of Series B convertible preferred stock to Lordship, to settle its obligation under the Indemnification Agreement.

In November 2012, Private Histogen entered into a Strategic Relationship Success Fee Agreement with Lordship (the “Success Fee Agreement”). The Success Fee Agreement causes certain payments to be made from the Company to Lordship equal to 1% of certain product revenues and 10% of certain license and royalty revenues. The Success Fee Agreement also stipulates that if the Company engages in a merger or sale of all or substantially all (defined as 90% or more) of its assets or equity to a third party, then the Company has the option to terminate the agreement by paying Lordship the fair market value of future payments with the minimum payment being at least equal to the most recent annual payments Lordship has received. The Success Fee Agreement was amended in August 2016, but continues to carry the same rights to certain payments. Private Histogen recognized an expense to Lordship for the three months ended September 30, 2020 and 2019 of $4,000 and $2,000, respectively, and $0.1 million and $0.8 million for the nine months ended September 30, 2020 and 2019, respectively, all of which is included in general and administrative expenses on the accompanying condensed consolidated statements of operations. As of September 30, 2020 and December 31, 2019, there was a balance of $14,000 and $16,000, respectively, paid to Lordship included in other assets on the accompanying condensed consolidated balance sheet in connection with the deferral of revenue from the Allergan license transfer agreements.

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

Dr. Stephen Chang

Dr. Chang is a Board member and was acting Chief Executive Officer of the Company from April 2017 through January 2019. For the three months ended September 30, 2020 and 2019, Dr. Chang was paid $0 and $0.1 million, respectively, for consulting services and for the nine months ended September 30, 2020 and 2019, Dr. Chang was paid $15,000 and $0.1 million, respectively, for consulting services, all of which is recorded in general and administrative expenses on the accompanying condensed consolidated statements of operations.

12. Subsequent Events

The Company retained rights to emricasan, an orally active pan-caspase inhibitor, which was an asset previously developed by Conatus (see Note 6). The Company has been evaluating alternatives to create opportunities for increasing shareholder value from this asset.  On October 26, 2020, the Company entered into a Collaborative Development and Commercialization Agreement (the “Collaboration Agreement”) with Amerimmune LLC (“Amerimmune”), pursuant to which the Company agreed to jointly develop emricasan for the potential treatment of COVID-19.  The Company filed and received approval for an Investigational New Drug (“IND”) from the United States Food and Drug Administration (“FDA”) to initiate a Phase 1 study of emricasan in mild Covid-19 patients to assess safety and tolerability.  Until such time as a strategic partner assumes responsibility, the Company, in collaboration with Amerimmune, shall be responsible for and shall control all regulatory interactions relating to emricasan.  Under the Collaboration Agreement, Amerimmune, at its expense and in collaboration with the Company, shall use commercially reasonable efforts to lead the development activities for emricasan.  Amerimmune shall be responsible for conducting clinical trials and the Company shall provide reasonable quantities of emricasan for such purpose.  The Company believes its current supply of emricasan is sufficient to support clinical trials through Phase 2. The parties shall establish a joint development committee to oversee the development of emricasan and a joint partnering committee to oversee commercialization activities for emricasan.  Each party shall retain ownership of their legacy intellectual property and responsibility for ongoing patent application prosecution and maintenance costs. In addition, the Company granted Amerimmune an exclusive option, subject to certain terms and conditions, to an exclusive license to develop and commercialize emricasan throughout the world during the term.  After exercise of the option, Amerimmune, alone or in conjunction with one or more strategic partners, will use its commercially reasonable efforts to develop, manufacture and commercialize emricasan and the Company and Amerimmune shall equally share the profits.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with (i) our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the period ended September 30, 2020 (this “Quarterly Report”), (ii) the unaudited condensed consolidated financial statements and related notes thereto for the period ended March 31, 2020 of privately-held Histogen Inc. (“Private Histogen”) prior to the merger described herein (“Merger”), included in our Current Report on Form 8-K/A, filed with the Securities and Exchange Commission (“SEC”) on June 26, 2020, and (iii) Private Histogen’s audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2019, included in our Amendment No. 1 to Registration Statement on Form S-4, filed with the SEC on March 13, 2020 (Registration No. 333-236332) (the “Registration Statement”). As further described in Note 1 – Description of Business and Note 6 – Merger in our condensed consolidated financial statements included elsewhere in this Quarterly Report, Private Histogen was determined to be the accounting acquirer in the Merger. Accordingly, the pre-Merger historical financial information presented in this Quarterly Report reflects the standalone financial statements of Private Histogen and, therefore, period-over-period comparisons may not be meaningful. In addition, references to the Company’s operating results prior to the Merger will refer to the operating results of Private Histogen. Except as otherwise indicated herein or as the context otherwise requires, references in this Quarterly Report to “Histogen” “the Company,” “we,” “us” and “our” refer to Histogen Inc., a Delaware corporation, on a post-Merger basis, and the term “Private Histogen” refers to the business of privately-held Histogen Inc. prior to completion of the Merger.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements, including statements regarding:

•	any impact of the COVID-19 pandemic, or responses to the pandemic, on our business, collaborations, clinical trials or personnel;

•	our expectations regarding the potential benefits of our strategy and technology;

•	our expectations regarding the operation of our product candidates, collaborations and related benefits;

•	our beliefs regarding our industry;

•	our beliefs regarding the success, cost and timing of our product candidate development and collaboration activities and current and future clinical trials and studies;

•	our beliefs regarding the potential markets for our product candidates, collaborations and our and our collaborators’ ability to serve those markets;

•	our ability to attract and retain key personnel;

•	our ability to obtain funding for our operations, including funding necessary to complete further development and any commercialization of our product candidates; and

•	regulatory developments in the United States, or U.S., and foreign countries, with respect to our product candidates.

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

Overview

Histogen is a clinical-stage therapeutics company focused on developing potential first-in-class restorative therapeutics that ignite the body’s natural process to repair and maintain healthy biological function.

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

Under the hECM and HSC core technology platforms, we have three product candidates in clinical development intended to address what we believe to be underserved, multibillion-dollar global markets:

•

HST-001 is a hair stimulating complex, or HSC, intended to be a physician-administered therapeutic for alopecia (hair loss). HST-001 is minimally-invasive and has been shown in early studies to stimulate resting hair follicles to produce new cosmetically-relevant hair. In May of 2020, we initiated our Phase 1b/2a clinical trial of HST-001, designed to assess the safety, tolerability and indicators of efficacy of HST-001 for the treatment of androgenic alopecia in men and in October, we completed patient dosing. We anticipate having top-line results in the fourth quarter of 2020.

•

HST-002 is a human-derived collagen and extracellular matrix dermal filler intended to be injected into the dermis for the treatment of facial folds and wrinkles. In April of 2020, we filed an investigational device exemption, or IDE, with the FDA. In September of 2020, we received communications from the Office of Combination Products (OCM), a division of the United States Food and Drug Administration (FDA), that HST-002 is a drug-biologic-device combination product and will be assigned to the Center for Biologics Evaluation Research (CBER) Office of Tissues and Advanced Therapies (OTAT) as the agency lead for premarket review and regulation. Assuming the IDE had been granted by FDA, we planned to initiate a Phase 1 clinical trial, designed to assess the safety and tolerability of HST-002, as well as look for early indications of efficacy versus Restylane-L in moderate to severe nasolabial folds, in the fourth quarter of 2020. Based upon the FDA’s communications that HST-002 will be regulated as a drug-biologic-device combination product, we are evaluating the impact to our clinical timeline and expect to provide an update in the fourth quarter of 2020.

•

HST-003 is a human extracellular matrix, or hECM, intended for regenerating hyaline cartilage for the treatment of articular cartilage defects in the knee, with a novel malleable scaffold that stimulates the body’s own stem cells. In September 2020, we were awarded a $2.0 million grant by the Peer Reviewed Orthopedic Research Program (PRORP) of the U.S. Department of Defense (“DoD”) to partially fund a Phase 1/2 clinical trial of HST-003 for regeneration of cartilage in the knee. We intend to file an IND for HST-003 in the fourth quarter of 2020. The U.S. Army Medical Research Acquisition Activity, 820 Chandler Street, Fort Detrick MD 21702, is the awarding and administering acquisition office. The views expressed in this filing are those of the author and may not reflect the official policy or position of the Department of the Army, Department of Defense, or the U.S. Government.

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

Histogen has also developed a non-prescription topical skin care ingredient utilizing CCM that harnesses the power of growth factors and other cell signaling molecules to support our epidermal stem cells, which renew skin throughout life. The CCM ingredient for skin care currently generates product revenue from Allergan Sales LLC (“Allergan”), who formulates the ingredient into their skin care product lines in spas and professional offices.

Recent Developments

Collaborative Development and Commercialization Agreement with Amerimmune LLC

Histogen retained the development and commercialization rights to emricasan, an asset previously developed by Conatus Pharmaceuticals, Inc, (“Conatus”), in conjunction with the close of the Merger more fully discussed below, and has been evaluating opportunities to create shareholder value from this asset.  On October 26, 2020, we entered into a Collaborative Development and Commercialization Agreement (the “Collaboration Agreement”) with Amerimmune LLC (“Amerimmune”), pursuant to which we have agreed to jointly develop emricasan, an orally active pan-caspase inhibitor, for the potential treatment of COVID-19.  We have filed and received approval for an IND from the FDA to initiate a Phase 1 study of emricasan in mild COVID-19 patients to assess safety and tolerability.  Amerimmune, at its expense and in collaboration with us, shall use commercially reasonable efforts to lead the development activities for emricasan.  In addition, we granted Amerimmune an exclusive option, subject to certain terms and conditions, to an exclusive license to develop and commercialize emricasan throughout the world during the term.  After exercise of the option, Amerimmune, alone or in conjunction with one or more strategic partners, will use its commercially reasonable efforts to develop, manufacture and commercialize emricasan and we and Amerimmune shall equally share the profits.

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

The full impact of the COVID-19 outbreak continues to evolve as of the date of this Quarterly Report. As such, it is uncertain as to the full magnitude that the pandemic will have on the Company’s financial condition, liquidity, and future results of operations. Management is actively monitoring the situation on its financial condition, liquidity, operations, customers, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the response to curb its spread, the Company is not able to estimate the effects of the COVID-19 outbreak to its results of operations, financial condition, or liquidity for fiscal year 2020 and beyond.

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

Merger

On January 28, 2020, the Company, then operating as Conatus, entered into an Agreement and Plan of Merger and Reorganization, as amended (the “Merger Agreement”), with privately-held Histogen Inc. (“Private Histogen”) and Chinook Merger Sub, Inc., a wholly-owned subsidiary of Conatus (“Merger Sub”). Under the Merger Agreement, Merger Sub merged with and into Private Histogen, with Private Histogen surviving as a wholly-owned subsidiary of the Company (the “Merger”). On May 26, 2020, the Merger was completed.  Conatus changed its name to Histogen Inc., and Private Histogen, which remains as a wholly-owned subsidiary of the Company, changed its name to Histogen Therapeutics Inc. On May 27, 2020, the combined company’s common stock began trading on The Nasdaq Capital Market under the ticker symbol “HSTO.”

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

Prior to the Merger and since our inception through September 30, 2020, we have accumulated losses of $59.2 million and expects to incur operating losses and generate negative cash flows from operations for the foreseeable future. Through September 30, 2020, we have devoted a substantial portion of our efforts to raising capital, building infrastructure and conducting preclinical studies, clinical trials and product development activities. We incurred net losses of $15.3 million, $3.0 million and $6.2 million for the nine months ended September 30, 2020 and the years ended December 31, 2019 and 2018, respectively.

We have not yet established an ongoing source of revenues sufficient to cover our operating costs and have funded our activities to date from debt and equity financings, government funding and license revenues. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates. Substantially all of our net losses have resulted from costs incurred in connection with advancing our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant and increasing operating losses for at least the next several years. We expect that our expenses and capital funding requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

•	Execute the HST-001 Phase 1b/2a clinical trial to determine optimal dosing for the treatment of androgenic alopecia in men;
•	Evaluate a clinical pathway for HST-002 as a drug-biologic-device combination product for the treatment of moderate to severe nasolabial folds;
•	File an IND for HST-003 for the treatment of articular cartilage defects and commencing a Phase 1/2 clinical study;
•	Advance the preclinical development of HST-004;
•	Maintain, expand and protect our intellectual property portfolio;
•	Seek regulatory approvals for any product candidates that successfully complete clinical trials; and
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

As of September 30, 2020, we had cash and cash equivalents of $6.6 million. Based on our current development plans, including plans for the preparation for commercialization and other operating costs, we believe that our current capital will not be sufficient to fund our planned operations for the foreseeable future.

We may obtain additional financing in the future through the issuance of our common stock in public offerings, through other equity or debt financings or through collaborations, partnerships, and grants with other companies and organizations. For example, in July 2020, we entered into a common stock purchase agreement with Lincoln Park which provides that, upon the terms and subject to the conditions and limitations in the 2020 Purchase Agreement, Lincoln Park is committed to purchase up to an aggregate of $10.0 million of shares of our common stock, under which we sold 608,506 shares during the three months ended September 30, 2020 for net proceeds of $1.3 million. However, we may be unable to raise additional funds or enter into other agreements or arrangements on terms acceptable to us on a timely basis or at all. Management has concluded that this circumstance raises substantial doubt about our ability to continue as a going concern for twelve months after the issuance date of the financial statements included in this Quarterly Report.

Similarly, in its report on our financial statements for the year ended December 31, 2019, our independent registered public accounting firm included an explanatory paragraph stating that our recurring losses from operations and required additional funding to finance our operations raise substantial doubt about our ability to continue as a going concern.

License Agreement

Allergan License and Supply Agreements

In July 2017, the Company and Allergan entered into a letter agreement to transfer Suneva Medical, Inc.’s Amended and Restated License and Supply Agreements (collectively the “Allergan Agreements”) to Allergan, which grants exclusive rights to commercialize our CCM skin care ingredient worldwide, excluding South Korea, China and India, in exchange for royalty payments to us based on Allergan’s sales of product including the licensed ingredient. Through September 30, 2020, we entered into several amendments to the Allergan Agreements to, among other things, expand Allergan’s license rights, identify exclusive and non-exclusive fields of use and clarify responsibilities with response to regulatory filings. For these amendments to the License Agreements, we have received cash payments of $19.5 million through September 30, 2020. The Allergan Agreements also include a potential future milestone payment of $5.5 million if Allergan’s net sales of products containing our CCM skin care ingredient exceeds $60 million in any calendar year through December 31, 2027.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Pre-clinical and clinical	$373	$3	$1,121	$173
Salaries and benefits	641	467	1,655	1,461
Facilities and other costs	520	203	1,586	1,082
Total research and development expenses	$1,534	$673	$4,362	$2,716

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

Other Income

Other income consists of proceeds received from the sublease of office space previously occupied by Conatus, both the lease and sublease terminated in September 2020.

Results of Operations

Comparison of Three Months Ended September 30, 2020 and 2019

The following table summarizes our results of operations for the three months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,
	2020	2019	Change
Revenues
License	$5	$5	-
Product	419	190	229
Professional services	71	119	(48)
Total revenues	495	314	181
Operating expenses
Cost of product revenue	263	81	182
Cost of professional services revenue	62	104	(42)
Research and development	1,534	673	861
General and administrative	1,982	1,202	780
Total operating expenses	3,841	2,060	1,781
Loss from operations	(3,346)	(1,746)	(1,600)
Total other income (expense)	83	48	35
Net loss	$(3,263)	$(1,698)	$(1,565)

Revenues

For the three months ended September 30, 2020 and 2019, we recognized license revenues of $5,000.

For the three months ended September 30, 2020 and 2019, we recognized product and service revenues of $0.5 million and $0.3 million, respectively. The year-over-year increase of $0.2 million was primarily due to the fulfillment of supply orders of CCM to Allergan.

Total Operating Expenses

Cost of Revenues

For the three months ended September 30, 2020 and 2019, we recognized cost of product revenue of $0.3 million and $0.1 million, respectively. The increase of $0.2 million for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019 was commensurate with the increase in product sales to Allergan.

For both the three months ended September 30, 2020 and 2019, we recognized costs of professional services of $0.1 million.

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2020 and 2019 were $1.5 million and $0.7 million, respectively. The increase of $0.8 million for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019 was primarily due to increases related to expanded development costs of our product candidates and increases in personnel related expenses due to changes in duties and responsibilities of existing personnel.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2020 and 2019 were $2.0 million and $1.2 million, respectively. The $0.8 million increase for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019 was primarily due to increases in insurance, rent and legal and accounting fees, offset slightly by decreases in personnel related expenses due to changes in duties and responsibilities of existing personnel, in the three months ended September 30, 2020.

Comparison of Nine Months Ended September 30, 2020 and 2019

The following table sets forth our selected statements of operations data for the nine months ended September 30, 2020 and 2019 (in thousands):

	Nine Months Ended September 30,
	2020	2019	Change
Revenues
License	$877	$7,515	(6,638)
Product	419	1,956	(1,537)
Grants	—	150	(150)
Professional service	285	272	13
Total revenues	1,581	9,893	(8,312)
Operating expenses
Cost of product revenue	424	873	(449)
Cost of professional services revenue	248	237	11
In-process research and development	7,144	2,250	4,894
Research and development	4,362	2,716	1,646
General and administrative	4,753	4,607	146
Total operating expenses	16,931	10,683	6,248
Loss from operations	(15,350)	(790)	(14,560)
Total other income (expense)	55	113	(58)
Net loss	$(15,295)	$(677)	$(14,618)

Revenues

For the nine months ended September 30, 2020 and 2019, we recognized license revenues of $0.9 million and $7.5 million, respectively. The $7.5 million recognized in the nine months ended September 30, 2019 related to an upfront payment received in the same period in connection with the execution of the 2019 Allergan Agreement.  We received a $1.0 million upfront payment in connection with an amendment to the 2019 Allergan Agreement executed in the nine months ended September 30, 2020, of which approximately $0.1 million was deferred at September 30, 2020.

For the nine months ended September 30, 2020 and 2019, we recognized product and service revenues of $0.7 million and $2.2 million, respectively. The decrease of $1.5 million for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 was primarily due to a decrease in fulfillment of supply orders of CCM to Allergan and one additional customer in 2019 as compared to 2020.

Grant revenue for the nine months ended September 30, 2020 and 2019 was $0 and $0.2 million, respectively, all of which was related to an NSF research grant awarded to us in 2017 and resulted from the acceptance of milestone reports in 2019.

Total Operating Expenses

Cost of Revenues

For the nine months ended September 30, 2020 and 2019, we recognized cost of product revenue of $0.4 million and $0.8 million, respectively. The decrease of $0.4 million for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 was commensurate with the decrease in product sales, coupled with a $0.2 million write-off of inventory.

For the nine months ended September 30, 2020 and 2019, we recognized costs of professional services of $0.2 million.

In-process Research and Development Expenses

In-process research and development expenses increased $4.9 million for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. In nine months ended September 30, 2020, we incurred $7.1 million for in-process research and development acquired in connection with the Merger and in the nine months ended September 30, 2019, we incurred $2.3 million for in-process research and development related to the acquisition of HST-003 and HST-004 from PUR.

Research and Development Expenses

Research and development expenses for the nine months ended September 30, 2020 and 2019 were $4.4 million and $2.7 million, respectively. The increase of $1.7 million for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 was primarily due to expanded development costs of our product candidates.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2020 and 2019 were $4.8 million and $4.6 million, respectively. This increase of $0.2 million was primarily due to increases in insurance, legal, accounting and other professional fees in the nine months ended September 30, 2020, offset by a decrease in success based fees related to license revenue received in the nine months ended September 30, 2020 of approximately $0.7 million as compared to the nine months ended September 30, 2019.

Liquidity, Capital Resources and Going Concern

From inception through September 30, 2020, we have accumulated losses of $59.2 million and expect to incur operating losses and generate negative cash flows from operations for the foreseeable future. As of September 30, 2020, we had $6.6 million in cash and cash equivalents.

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

Common Stock Purchase Agreement with Lincoln Park

In July 2020, we entered into a common stock purchase agreement (the 2020 Purchase Agreement) with Lincoln Park which provides that, upon the terms and subject to the conditions and limitations in the 2020 Purchase Agreement, Lincoln Park, is committed to purchase up to an aggregate of $10.0 million of shares of our common stock at our request from time to time during a 24 month period that began in July 2020 and at prices based on the market price of our common stock at the time of each sale. Upon execution of the 2020 Purchase Agreement, we sold 328,516 shares of common stock at $3.04399 per share to Lincoln Park for proceeds of $1.0 million. During September 2020, pursuant to the 2020 Purchase Agreement, we sold an additional 280,000 shares of our common stock to Lincoln Park for net proceeds of approximately $0.3 million and as of September 30, 2020, $8.5 million of common stock remained available to be sold, subject to certain limitations on the amount of securities the Company may sell under its effective registration statement on Form S-3 within any 12 month period and NASDAQ rules. In consideration for entering into the 2020 Purchase Agreement and concurrently with the execution of the 2020 Purchase Agreement, we issued 66,964 shares of our common stock to Lincoln Park.

At Market Issuance Agreement with Stifel, Nicolaus & Company, Incorporated

Effective July 20, 2020, in connection with the execution of the 2020 Purchase Agreement, we elected to terminate the At Market Issuance Sales Agreement, dated August 2, 2018, between us and Stifel, Nicolaus & Company, Incorporated, which provided for the sale of up to $35.0 million of our common stock.

Cash Flow Summary for the Nine Months Ended September 30, 2020 and 2019

The following table shows a summary of our cash flows for the nine months ended September 30, 2020 and 2019 (in thousands):

	Nine Months Ended
	2020	2019
Net cash provided by (used in)
Operating activities	$(7,980)	$395
Investing activities	10,975	(152)
Financing activities	1,839	488
Net increase in cash, cash equivalents and restricted cash	$4,834	$731

Operating activities

Net cash used in operating activities was $8.0 million for the nine months ended September 30, 2020, resulting from our net loss of $15.3 million, which included non-cash charges of $7.9 million primarily related to acquired in-process research and development in connection with the Merger and stock-based compensation, and a $0.5 million change in our operating assets and liabilities.

Net cash provided by operating activities was $0.4 million for the nine months ended September 30, 2019, resulting from our net loss of $0.7 million, which included non-cash charges of $2.1 million primarily related to the issuance of shares of our convertible preferred stock for the settlement with PUR and stock-based compensation, and a $1.0 million change in our operating assets and liabilities.

Investing activities

Net cash provided by investing activities was $11.0 million for the nine months ended September 30, 2020, consisting of cash of $12.8 million received in connection with the Merger, offset by payments for acquisition related costs and purchases of property and equipment. Net cash used in investing activities was $0.2 million for the nine months ended September 30, 2019, all of which was for purchases of property and equipment.

Financing activities

Net cash provided by financing activities was $1.8 million for the nine months ended September 30, 2020, resulting primarily from sales of our common stock to Lincoln Park and the proceeds of the PPP Loan. Net cash provided by financing activities was $0.5 million for the nine months ended September 30, 2019, resulting primarily from proceeds received from the sale of shares of our convertible preferred stock.

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

We consider our critical accounting policies and estimates to be related to research and development expenses and accruals and revenue recognition. There have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2020 from those disclosed in “Histogen’s Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies,” included in the Registration Statement.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

Contractual Obligations and Commitments

There have been no material changes during the nine months ended September 30, 2020 to our contractual obligations disclosed in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Registration Statement.

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

Remediation of the Material Weakness During 2020

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

We have three product candidates currently in clinical development, HST-001, HST-002 and HST-003, and we are advancing one preclinical program, HST-004. None of these product candidates have been approved for marketing or are being marketed or commercialized. In addition, we have developed a non-prescription topical skin care ingredient utilizing human multipotent cell conditioned media (CCM) that harnesses the power of growth factors and other cell signaling molecules to support our epidermal stem cells, which is utilized by Allergan Sales LLC (“Allergan”) in formulating certain of their skin care product lines in spa and professional offices.

As a result, while the CCM ingredient for skin care currently generates some product revenue, we have limited historical operations upon which to evaluate our business and prospects and have not yet demonstrated an ability to obtain marketing approval for any of our product candidates or successfully overcome the risks and uncertainties frequently encountered by companies in the biopharmaceutical industry. We also have generated limited revenues from licensing agreements or product sales to date, and continue to incur significant research and development and other expenses. As a result, we have not been profitable and have incurred significant operating losses in every reporting period since our inception, except for the year ended December 31, 2017. For the nine months ended September 30, 2020 and for the years ended December 31, 2019 and 2018, we reported net losses of $15.3 million, $3.0 million and $6.2 million, respectively, and had an accumulated deficit of $59.2 million as of September 30, 2020.

For the foreseeable future, we expect to continue to incur losses, which will increase significantly from historical levels as we expand our drug development activities, seek regulatory approvals for our product candidates and begin to commercialize them if they are approved by the U.S. Food and Drug Administration (the “FDA”), the European Medicines Agency (the “EMA”) or comparable foreign authorities. Even if we succeed in developing and commercializing one or more product candidates, we may never become profitable.

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

We do not anticipate that any of our current product candidates will be eligible to receive regulatory approval from the FDA, the EMA or comparable foreign authorities and begin commercialization for a number of years, if ever. Even if we ultimately receive regulatory approval for any of these product candidates, we or our current or potential future partners, if any, may be unable to commercialize them successfully for a variety of reasons. These include, for example, the availability of alternative treatments, lack of cost-effectiveness, the cost of manufacturing the product on a commercial scale and competition with other drugs. The success of our product candidates may also be limited by the prevalence and severity of any adverse side effects. If we fail to commercialize one or more of our current product candidates, we may be unable to generate sufficient revenues to attain or maintain profitability, and our financial condition and stock price may decline.

Clinical drug development involves uncertain outcomes, and results of earlier studies and trials may not be predictive of future trial results.

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials relating to our product candidates may not be predictive of the results of later-stage clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or safety profiles, notwithstanding promising results in earlier trials. We cannot be certain that any of our current or future clinical trials will be successful. Failure in one indication may have negative consequences for the development of our product candidates for other indications. Any such failure may harm our business, prospects and financial condition.

For instance, we recently announced that we entered into a Collaborative Development and Commercialization Agreement with Amerimmune LLC under which Amerimmune and Histogen intend to collaborate to undertake a clinical development program using emricasan to determine if emricasan is safe and efficacious in treating COVID-19. Emricasan will require additional clinical and non-clinical development, regulatory review and approval in multiple jurisdictions, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before we or Amerimmune can generate any revenues from product sales.

If further clinical development of emricasan is resumed, there is no guarantee that future clinical trials will be completed on time or at all or that any future clinical trials will commence on time or at all, and the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of its clinical trials. Even if such regulatory authorities agree with the design and implementation of clinical trials conducted by us or our partner, we cannot guarantee you that such regulatory authorities will not change their requirements in the future. In addition, even if future clinical trials are successfully completed, we cannot guarantee that the FDA or foreign regulatory authorities will interpret the results as we do, and more trials would likely be required before we or our partner submit emricasan for approval. To the extent that the results of the clinical trials are not satisfactory to the FDA or foreign regulatory authorities for support of a marketing application, approval of emricasan may be significantly delayed, or we or our partner may be required to expend significant additional resources, which may not be available to us or our partner, to conduct additional trials in support of potential approval of emricasan.

If development of our product candidates does not produce favorable results, we and our licensees, may be unable to commercialize these products.

To receive regulatory approval for the commercialization of our core assets, HST-001, HST-002 and HST-003 and our pre-clinical asset, HST-004, or any other product candidates that we may develop, including emricasan, adequate and well-controlled clinical trials must be conducted to demonstrate safety and efficacy in humans to the satisfaction of the FDA, the EMA and comparable foreign authorities. In order to support marketing approval, these agencies typically require successful results in one or more Phase 3 clinical trials, which our current product candidates have not yet reached and may never reach. The development process is expensive, can take many years and has an uncertain outcome. Failure can occur at any stage of the process. We may experience numerous unforeseen events during, or as a result of, the development process that could delay or prevent commercialization of our current or future product candidates, including the following:

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

Based on our cash balances, recurring losses since inception, except for year ended December 31, 2017, and inadequacy of existing capital resources to fund planned operations for a twelve-month period, our independent registered public accounting firm has included an explanatory paragraph in its report on our financial statements as of and for the years ended December 31, 2019 and 2018 expressing substantial doubt about our ability to continue as a going concern. We will, during 2020, require significant additional funding to continue operations. If we are unable to raise additional funds when needed, we will not be able to continue development of our product candidates, or we will be required to delay, scale back or eliminate some or all of our development programs or cease operations. We have a purchase agreement in place with Lincoln Park to sell up to $10.0 million worth of shares of our common stock, from time to time, to Lincoln Park, and as of September 30, 2020, have sold approximately $1.5 million worth of shares of our common stock to Lincoln Park. Any sales under the Lincoln Park arrangement, and any additional equity or debt financing that we are able to obtain may be dilutive to our current stockholders and debt financing, if available, may involve restrictive covenants or unfavorable terms. If we raise funds through licensing arrangements, we may be required to relinquish, on terms that are not favorable to us, rights to some of our technologies or product candidates that we would otherwise seek to develop or commercialize. Moreover, if we are unable to continue as a going concern, we may be forced to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements.

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

Even if we obtain and maintain regulatory approval for a product candidate in one jurisdiction, we may never obtain regulatory approval for such product candidate in any other jurisdiction, which would limit our market opportunities and adversely affect our business.

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

We may seek additional capital through a combination of public and private equity offerings, debt financings, strategic partnerships and alliances and licensing arrangements. We have a purchase agreement in place with Lincoln Park to sell up to $10.0 million worth of shares of our common stock, from time to time, to Lincoln Park, under which $8.5 million remains available for future sale as of September 30, 2020.  Any sales under the Lincoln Park arrangement, and to the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our stockholders will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of our stockholders. The incurrence of indebtedness would result in increased fixed payment obligations and could involve certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we raise additional funds through strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or product candidate, or grant licenses on terms unfavorable to us.

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

Sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur could significantly reduce the market price of our common stock and impair our ability to raise adequate capital through the sale of additional equity securities.  We are unable to predict the effect that such sales may have on the prevailing market price of our common stock.  As of September 30, 2020, we have outstanding warrants to purchase an aggregate of approximately 4,929 shares of our common stock, and options to purchase an aggregate of approximately 1.5 million shares of our common stock, which, if exercised, may further increase the number of shares of our common stock outstanding and the number of shares eligible for resale in the public market, unless such shares are subject to a lock-up agreement.

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

As of September 30, 2020, our executive officers, directors and greater than 5% stockholders, in the aggregate, own approximately 50.0% of our outstanding common stock.  As a result, such persons or their appointees to our board of directors, acting together, will be able to exert control or significantly influence over all matters submitted to our board of directors or stockholders for approval, including the appointment of our management, the election and removal of directors and approval of any significant transaction, as well as our management and business affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

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

3.2	Certificate of Amendment (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 27, 2020).
3.3	Certificate of Amendment (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 27, 2020).
3.4	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 27, 2020).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form10-Q filed with the Securities and Exchange Commission on August 13, 2020).
4.5

Form of Warrant (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-4 (Registration No. 333-236332) filed with the Securities and Exchange Commission on February 7, 2020).

10.1

Collaborative Development and Commercialization Agreement, by and between the Company and Amerimmune LLC, dated October 26, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 26, 2020).

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

Histogen Inc.

Date: November 10, 2020	By:	/s/ Richard W. Pascoe
Richard W. Pascoe
President and Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2020	By:	/s/ Susan A. Knudson
Susan A. Knudson Executive Vice President, Chief Financial Officer, Chief Compliance Officer & Corporate Secretary
(Principal Financial Officer)