Form 10-Q
period 2021-03-31
Histogen Inc.
filed 2021-05-13
CIK 1383701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021

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

As of May 6, 2021, the registrant had 35,751,957 shares of common stock, $0.0001 par value, outstanding.

Histogen Inc.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

HISTOGEN INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31, 2021	December 31, 2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$21,743	$6,763
Restricted cash	10	10
Accounts receivable, net	188	144
Inventories	61	300
Prepaid and other assets	906	1,183
Total current assets	22,908	8,400
Property and equipment, net	248	271
Right-of-use assets	4,491	4,411
Other assets	1,166	1,931
Total assets	$28,813	$15,013
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$496	$539
Accrued liabilities	1,148	1,880
Current portion of lease liabilities	157	28
Payroll protection program loan, current	156	97
Financed insurance premiums, current	—	193
Current portion of deferred revenue	19	48
Total current liabilities	1,976	2,785
Payroll protection program loan, non-current	310	369
Lease liabilities, non-current	4,763	4,806
Noncurrent portion of deferred revenue	113	118
Other liabilities	20	22
Total liabilities	7,182	8,100
Commitments and contingencies (Note 10)
Stockholders’ Equity (Deficit)
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at March 31, 2021 and December 31, 2020; no shares issued and outstanding at March 31, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized at March 31, 2021 and December 31, 2020; 35,744,457 and 15,030,757 shares issued and outstanding at March 30, 2021 and December 31, 2020, respectively	4	1
Additional paid-in capital	89,554	70,561
Accumulated deficit	(66,972)	(62,702)
Total Histogen Inc. stockholders’ equity (deficit)	22,586	7,860
Noncontrolling interest	(955)	(947)
Total equity (deficit)	21,631	6,913
Total liabilities and stockholders’ equity (deficit)	$28,813	$15,013

See accompanying notes to the unaudited condensed consolidated financial statements.

HISTOGEN INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2021	2020
	(unaudited)
Revenues:
Product	$306	$—
Grant	113	—
License	12	867
Professional services	—	111
Total revenues	431	978
Operating expenses:
Cost of product revenue	220	161
Cost of professional services revenue	—	97
Research and development	2,153	1,391
General and administrative	2,331	1,183
Total operating expenses	4,704	2,832
Loss from operations	(4,273)	(1,854)
Other income (expense):
Interest income (expense), net	(5)	—
Total other income (expense)	(5)	—
Net loss	(4,278)	(1,854)
Net loss attributable to noncontrolling interest	8	10
Net loss attributable to common stockholders	$(4,270)	$(1,844)

Net loss per share available to common stockholders, basic and diluted	$(0.14)	$(0.55)
Weighted-average number of common shares outstanding used to compute net loss per share, basic and diluted	31,571,676	3,343,357

See accompanying notes to the unaudited condensed consolidated financial statements.

HISTOGEN INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF

STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Histogen Inc. Stockholders’ Equity	Noncontrolling	Total Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)	Interest	(Deficit)
Balance at December 31, 2020	—	$—	15,030,757	$1	$70,561	$(62,702)	$7,860	$(947)	$6,913
Issuance of common stock, net of issuance costs	—	—	14,000,000	2	11,953	—	11,955	—	11,955
Issuance of common stock for warrant exercises	—	—	6,713,700	1	6,831	—	6,832	—	6,832
Share-based compensation expense	—	—	—	—	209	—	209	—	209
Net loss	—	—	—	—	—	(4,270)	(4,270)	(8)	(4,278)
Balance at March 31, 2021	—	$—	35,744,457	$4	$89,554	$(66,972)	$22,586	$(955)	$21,631

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Histogen Inc. Stockholders’ Equity	Noncontrolling	Total Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)	Interest	(Deficit)
Balance at December 31, 2019	5,046,154	$39,070	3,343,357	$—	$6,864	$(43,933)	$(37,069)	$(899)	$(37,968)
Share-based compensation expense	—	—	—	—	101	—	101	—	101
Net loss	—	—	—	—	—	(1,844)	(1,844)	(10)	(1,854)
Balance at March 31, 2020	5,046,154	$39,070	3,343,357	$—	$6,965	$(45,777)	$(38,812)	$(909)	$(39,721)

See accompanying notes to the unaudited condensed consolidated financial statements.

HISTOGEN INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities
Net loss	$(4,278)	$(1,854)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	23	28
Stock-based compensation	209	101
Write-off of inventory	—	161
Changes in operating assets and liabilities:
Accounts receivable	(44)	(12)
Inventories	239	(277)
Prepaid expenses and other assets	1,042	88
Accounts payable	(43)	337
Accrued liabilities	(732)	336
Right-of-use asset and lease liabilities, net	6	54
Deferred revenue	(34)	133
Net cash (used in) operating activities	(3,612)	(905)
Cash flows from investing activities
Cash paid for acquisition related costs	—	(401)
Net cash (used in) investing activities	—	(401)
Cash flows from financing activities
Proceeds from sales of common stock, net of issuance costs	11,955	—
Proceeds from the exercise of warrants	6,832	—
Payments on financing of insurance premiums	(193)	—
Repayment of finance lease obligations	(2)	(2)
Net cash (used in) provided by financing activities	18,592	(2)
Net increase (decrease) in cash, cash equivalents and restricted cash	14,980	(1,308)
Cash, cash equivalents and restricted cash, beginning of period	6,773	2,075
Cash, cash equivalents and restricted cash, end of period	$21,753	$767
Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$21,743	$507
Restricted cash	10	260
Total cash, cash equivalents and restricted cash	$21,753	$767
Noncash investing and financing activities
Right-of-use asset obtained in exchange for operating lease liability	$—	$4,481
Acquisition related costs included in accounts payable	$—	$482

See accompanying notes to the unaudited condensed consolidated financial statements.

HISTOGEN INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business, Basis of Presentation and Summary of Significant Accounting Policies

Description of Business

Histogen Inc. (the “Company,” “Histogen,” “we,” or the “combined company”), formerly known as Conatus Pharmaceuticals Inc. (“Conatus”), was incorporated in the state of Delaware on July 13, 2005. The Company is a clinical-stage therapeutics company focused on developing potential first-in-class restorative therapeutics that ignite the body’s natural process to repair and maintain healthy biological function. The therapeutics are designed for aesthetic and therapeutic applications based upon the Company’s unique technology that utilizes proteins and growth factors produced by hypoxia-induced multipotent cells. The Company has a portfolio of product candidates derived from one core technology process without using embryonic stem cells or animal components. The Company’s product candidates are covered by patented technologies which focus on replacing and regenerating tissues in the body.

The Company currently has two product candidates in development which utilizes our proprietary technology platform intended to potentially address what we believe to be underserved, multibillion-dollar global markets, HST-001, a treatment for hair loss, HST-003, a treatment for joint cartilage repair. In addition, we retained development and commercialization rights to emricasan, an asset previously developed by Conatus Pharmaceuticals Inc. (“Conatus”), which is being jointly developed with our collaboration partner, Amerimmune, for the potential treatment of COVID-19.

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

Except as otherwise indicated, references herein to “Histogen,” the “Company,” “we,” or the “combined company”, refer to Histogen Inc. on a post-Merger basis, and the term “Private Histogen” refers to the business of privately-held Histogen Inc., prior to completion of the Merger. References to Conatus refer to Conatus Pharmaceuticals Inc. prior to completion of the Merger.

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

Liquidity and Going Concern

From inception and through March 31, 2021, the Company had accumulated losses of $67.0 million and expects to incur operating losses and generate negative cash flows from operations for the foreseeable future. As of March 31, 2021, the Company had $21.7 million in cash and cash equivalents.

The Company has not yet established ongoing sources of revenues sufficient to cover its operating costs and will need to continue to raise additional capital to support its future operating activities, including progression of its development programs, preparation for potential commercialization, and other operating costs. Management’s plans with regard to these matters include entering into a combination of additional debt or equity financing arrangements, government funding, strategic partnerships, collaboration and licensing arrangements, or other similar arrangements. In addition, the Company may fund its losses from operations through the common stock purchase agreement the Company entered into with Lincoln Park in July 2020, for the purchase of up to $10.0 million of the Company’s common stock over the 24 month period of the purchase agreement, $8.5 million of which remains available for sale as of the date these condensed consolidated financial statements were available to be issued (See Note 9), subject to limitations on the amount of securities the Company may sell under its effective registration statement on Form S-3 within any 12 month period. There can be no assurance that the Company will be able to obtain additional financing on terms acceptable to the Company, on a timely basis or at all. However, additional funding will be required for the Company to sustain operations beyond twelve months from the date these condensed consolidated financial statements were available to be issued as the Company expects an increase in cash outflows as compared to its historical spend for its planned clinical trial activities over the next twelve months.

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

The Company acquired Centro De Investigacion de Medicina Regenerativa, S.A. de C.V. (“CIMRESA”), a company in Mexico, during 2018 to facilitate a potential clinical development program for hair stimulating complex (“HSC”). This is a wholly-owned subsidiary intended to pursue registration with the COFEPRIS (Mexico equivalent to FDA). CIMRESA had no operational or financial activity for the three months ended March 31, 2021 and 2020.

The Company holds a majority interest in Adaptive Biologix, Inc. (“AB”, formerly Histogen Oncology, LLC). AB was formed to develop and market applications for the treatment of cancer. The Company consolidates AB into its condensed consolidated financial statements.

Unaudited Interim Financial Information

The unaudited condensed consolidated financial statements for the three months ended March 31, 2021 and 2020 have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC) and GAAP. Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of Management, these unaudited interim condensed consolidated financial statements contain all adjustments necessary, all of which are of a normal and recurring nature, to present fairly the Company’s financial position, results of operations and cash flows. Interim results are not necessarily indicative of results for a full year or future periods. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes thereto for the year ended December 31, 2020 included in the Annual Report on Form 10-K that we filed with the SEC on March 11, 2021.

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

Customer Risk

During the three months ended March 31, 2021 and 2020, one customer accounted for 72% and 100% of total revenues, respectively. Accounts receivable from the customer was $11 thousand and $0.1 million at March 31, 2021 and December 31, 2020, respectively.

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

The full impact of the COVID-19 outbreak continues to evolve as of the date these condensed consolidated financial statements were available to be issued. As such, it is uncertain as to the full magnitude that the pandemic will have on the Company’s financial condition, liquidity, and future results of operations. Management is actively monitoring the situation on its financial condition, liquidity, operations, customers, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the response to curb its spread, the Company is not able to estimate the effects of the COVID-19 outbreak to its results of operations, financial condition, or liquidity for fiscal year 2021.

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

Valuation of Long-Lived Assets

Long-lived assets to be held and used, including property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. As of March 31, 2021, the Company has not recognized any impairment to long-lived assets.

Forward Purchase Contract

In late 2011, Private Histogen contracted for research services from EPS Global Research Pte. Ltd. (“EPS”) to conduct clinical trials and compile data from a study that took place in 2011 and 2013. The unpaid amount due for the services was approximately $0.3 million.

On January 26, 2017, Private Histogen and EPS entered into a Debt Settlement and Conversion Agreement (“Settlement Agreement”) whereby Private Histogen paid $50 thousand and issued EPS 14,342 shares of Series D convertible preferred stock. The Company is required to repurchase the shares at the higher of the remaining balance due, approximately $0.3 million at March 31, 2021 and December 31, 2020, or the market price of the shares at the time of repurchase, but no later than December 31, 2021. The Company has the sole option to initiate the timing of the repurchase of the shares (which were converted into shares of common stock upon the Merger) before the deadline date.

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

The Company determined the fair value of the liability to be approximately $0.3 million which is the value as if the repurchase commitment was exercised immediately. As of March 31, 2021 and December 31, 2020, the fair value of the EPS forward contract remained at approximately $0.3 million and is included in other liabilities in the accompanying condensed consolidated balance sheets.

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

In September 2020, the Company was approved for a grant award from the U.S. Department of Defense (“DoD”) in the amount of approximately $2.0 million to partially fund the Company’s planned Phase 1/2 clinical trial of HST-003 for regeneration of cartilage in the knee. Under the terms of the award, the DoD will reimburse the Company for certain allowable costs. The period of performance for the grant award substantially expires in September 2025 and is subject to annual and quarterly reporting requirements. As the DoD grant is a cost-type (reimbursement) grant, the Company must incur program expenses in accordance with the Statement of Work and approved budget in order to be reimbursed by the DoD. The Company will recognize funding received from the grant award as a reduction of research and development expenses in the period in which qualifying expenses have been incurred, as the Company is reasonably assured that the expenses will be reimbursed and the funding is collectible. For the three months ended March 31, 2021, qualifying expenses totaling $0.2 million have been incurred with a corresponding reduction of research and development expenses related to the award. At March 31, 2021, $0.2 million remains in accounts receivable within the condensed consolidated balance sheets with respect to the DoD grant.

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred income taxes are recorded for temporary differences between consolidated financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets and liabilities reflect the tax rates expected to be in effect for the years in which the differences are expected to reverse. No income tax expense or benefit was recorded for the three months ended March 31, 2021 and 2020, due to the full valuation allowance on the Company’s net deferred tax assets. A valuation allowance is provided if it is more likely than not that some or all the deferred tax assets will not be realized.

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

Potentially dilutive common shares consist of shares issuable from warrants, stock options, and convertible preferred stock. Potentially dilutive common shares issuable upon vesting of stock options and warrants are determined using the average share price for each period under the treasury stock method. In periods of net losses, we exclude all potentially dilutive common shares from the computation of diluted net loss per share for the periods as the effect would be anti-dilutive.

For both three-month periods ended March 31, 2021 and 2020, diluted net loss per share attributable to common stockholders is equal to the basic net loss per share attributable to common stockholders as common stock equivalent shares from stock options and warrants were anti-dilutive.

The following table sets forth outstanding potentially dilutive shares that have been excluded from the calculation of diluted net loss per share attributable to common stockholders because of their anti-dilutive effect (in common stock equivalents):

	March 31, 2021	March 31, 2020
Outstanding stock options	2,672,963	1,308,409
Convertible preferred stock	—	5,046,154
Warrants to purchase common stock	10,009,456	3,585
Total	12,682,419	6,358,148

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

None

Recently Adopted Accounting Pronouncements

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

2. Inventories

Inventories consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Raw materials	$61	$61
Work in process	—	239
Total	$61	$300

As of March 31, 2021 and December 31, 2020, no finished goods were included in inventories.

3. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Lab and manufacturing equipment	$1,235	$1,235
Leasehold improvements	845	845
Office furniture and equipment	157	157
Total	2,237	2,237
Less: accumulated depreciation and amortization	(1,989)	(1,966)
Property and equipment, net	$248	$271

Depreciation and amortization expense for the three months ended March 31, 2021 and 2020, were $23 thousand and $28 thousand, respectively.

4. Balance Sheet Details

Prepaid and other current assets consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Insurance	$409	$671
Security deposit	—	77
Prepaid rent	—	74
Clinical trial and study related costs	357	42
Other	140	319
Total	$906	$1,183

Other assets consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Insurance	$903	$959
Deferred offering costs	—	$708
Security deposit	250	$250
Other	13	14
Total	$1,166	$1,931

Accrued liabilities consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Current portion of finance lease liabilities	$8	$8
Compensation	686	639
Clinical trial and study related costs	33	226
Legal fees	73	52
Forward purchase contract	290	290
Offering costs	—	602
Other	58	63
Total	$1,148	$1,880

5. Revenues

The following is a summary description of the material revenue arrangements, including arrangements that generated revenues during the three months ended March 31, 2021 and 2020.

Allergan License Agreements

2017 Allergan Amendment

In 2017, the Company entered into a series of agreements (collectively, the “2017 Allergan Agreement”), which ultimately transferred Suneva Medical, Inc.’s license and supply rights of Histogen’s cell conditioned medium (“CCM”) skin care ingredient in the medical aesthetics market to Allergan Sales LLC (“Allergan”) and granted Allergan an exclusive, royalty-free, perpetual, irrevocable, non-terminable and transferable license, including the right to sublicense to third parties, to use the Company’s CCM skin care ingredient in the medical aesthetics market. The 2017 Allergan Agreement also obligated the Company to deliver CCM to Allergan (the “Supply of CCM to Allergan”) in the future as well as share with Allergan any potential future improvements to the Company’s CCM skin care ingredients identified through the Company’s research and development efforts (“Potential Future Improvements”).  In consideration for the execution of the agreements, Histogen received a cash payment of $11.0 million and a potential additional payment of $5.5 million if Allergan’s net sales of products containing the Company’s CCM skin care ingredient exceeds $60.0 million in any calendar year through December 31, 2027.

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

The standalone selling price for the Supply of CCM to Allergan was determined based on comparable sales transactions. The standalone selling price of the Potential Future Improvements was estimated at the fully burdened rate of research and development employees cost plus a commercially reasonable markup. The amount of the total transaction price allocated to the expanded license was determined using the residual approach as a result of not having a standalone selling price for the expanded license; that is, the total transaction price less the standalone selling prices of the Supply of CCM to Allergan and Potential Future Improvements.

Revenue related to the Supply of CCM to Allergan has been deferred and recognized at the point in time in which deliveries are completed while revenue related to the Potential Future Improvements has been deferred and amortized ratably over the remaining 9-year life of the patent. The Supply of CCM to Allergan under the 2019 Allergan Amendment was entirely fulfilled during the year ended December 31, 2019. The $7.5 million residual amount of the total transaction price allocated to the expanded license was recognized as license revenue upon transfer of the license to Allergan in March 2019.

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

Revenue related to the Additional Supply of CCM to Allergan has been deferred and will be recognized at the point in time in which deliveries are completed.  Revenue related to the Additional Supply of CCM to Allergan was $0.3 million ($28 thousand of which was previously deferred) during the three months ended March 31, 2021. All deliveries of Additional Supply of CCM to Allergan have been completed as of March 31, 2021. Revenue related to the Potential Future Improvements has been deferred and amortized ratably over the remaining 9-year life of the patent, for which $5 thousand of previously deferred revenue was recognized in revenue during each of the three months ended March 31, 2021 and 2020. The $0.9 million residual amount of the total transaction price allocated to the expanded license was recognized as license revenue upon transfer of the license to Allergan in January 2020.

Remaining Performance Obligation and Deferred Revenue

The remaining performance obligation is the Company’s obligation to share with Allergan any Potential Future Improvements to CCM identified through the Company’s research and development efforts.  Deferred revenue recorded for the Potential Future Improvements was $0.1 million as of March 31, 2021 and December 31, 2020. Deferred revenue is classified in current liabilities when the Company’s obligations to provide research for Potential Future Improvements is expected to be satisfied within twelve months of the balance sheet date.

Grant Revenue

In March 2017, the National Science Foundation (NSF), a government agency, awarded the Company a research and development grant to develop a novel wound dressing for infection control and tissue regeneration. Grant revenue recognized was $0.1 million for the three months ended March 31, 2021, and no grant revenue was recognized during 2020. As of March 31, 2021, the Company has completed all obligations under the NSF development grant.

Professional Services Revenue

The Company recognizes revenue for professional services which are based upon negotiated rates with the counterparty and are nonrefundable. Professional services fees are recognized as revenue over time as the underlying services are performed. Professional services revenue related to the Company’s assistance in establishing Allergan’s alternative manufacturing facility was zero and $0.1 million for the three months ended March 31, 2021 and 2020, respectively.

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

The Company has identified multiple promises to deliver goods and services, which include at the inception of the agreement: (i) a license to technology and patents, information and know-how; (ii) supply of emricasan, and (iii) collaboration, including the Company’s participation in a Joint Development Committee and Joint Partnering Committee. At inception and through March 31, 2021, the Company has identified one performance obligation for all the deliverables under the Amerimmune Agreement since the delivered elements are either not capable of being distinct or are not distinct within the context of the contract. No upfront consideration was exchanged between the parties and any consideration received will be dependent on the successful execution of a qualifying strategic partnership, as defined, on the successful commercialization of emricasan, or upon a change in control of Amerimmune, as defined.  Although the Company will recognize revenue upon the occurrence of one of these events, no such events have occurred as of March 31, 2021.

6. Merger

The Merger, which closed on May 26, 2020, was accounted for as a reverse asset acquisition pursuant to Topic 805, Clarifying the Definition of a Business, as substantially all of the fair value of the assets acquired were concentrated in a group of similar non-financial assets, and the acquired assets did not have outputs or employees. As the assets had not yet received regulatory approval, the fair value attributable to these assets was recorded as acquired in-process research and development (“IPR&D”) expenses in the Company’s condensed consolidated statements of operations for the year ended December 31, 2020.

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

As consideration for the reacquisition of the Development Assets, Private Histogen compensated PUR with both equity and cash components, including 167,323 shares of Series D convertible preferred stock with a fair value of $1.75 million and a potential cash payout of up to $6.25 million (the “Cap Amount”). Private Histogen paid PUR $0.5 million in upfront cash, forgave approximately $22 thousand of accounts receivable owed by PUR to Private Histogen, and settled an outstanding payable of PUR of approximately $23 thousand owed to a third-party. The Company is also obligated to make milestone and royalty payments, including (a) a $0.4 million payment upon the unconditional acceptance and approval of a New Drug Application or Pre-Market Approval Application by the US FDA related to the Development Assets, (b) a $0.4 million commercialization milestone upon reaching gross sales (by the Company or licensee) of $0.5 million of products incorporating the Development Assets, and (c) a five percent (5%) royalty on net revenues collected by Histogen from commercial sales (by the Company or licensee) of products incorporating the Development Assets. The aforementioned cash payments, along with any future milestone and royalty payments, are all applied against the Cap Amount. In accordance with ASC 450, Contingencies, amounts for the milestone and royalty payments will be recognized when it is probable that the related contingent liability has been incurred and the amount owed is reasonably estimated. No amounts for the milestone and royalty payments have been recorded during the three months ended March 31, 2021 and the year ended December 31, 2020.

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

On June 5, 2020, the Paycheck Protection Program Flexibility Act was signed into law, extending the PPP Loan forgiveness period from eight weeks to twenty-four weeks after loan origination, extending the initial deferral period of principal and interest payments from six months to ten months after the loan forgiveness period, reducing the required amount of payroll expenditures from 75% to 60%, removing the prior ban on borrowers taking advantage of payroll tax deferral after loan forgiveness and allowing for the amendment of the maturity date on existing loans from two years to five years.

On March 8, 2021 the Company applied for PPP loan forgiveness with its lender and subsequently received approval from the lender on April 2, 2021. The Company, in good-faith, believes it maintained compliance with the PPP program requirements. Final approval of the PPP loan forgiveness is subject to the approval of the Small Business Administration.

9. Stockholders’ Deficit

Common Stock

November 2020 Offering of Common Stock

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

At March 31, 2021, no warrants associated with the November 2020 Offering have been exercised.

January 2021 Offering of Common Stock

In January 2021, the Company completed an S-1 offering (the “January 2021 Offering”) of an aggregate of 11,600,000 shares of common stock, prefunded warrants to purchase up to 2,400,000 shares of its common stock and common stock warrants to purchase up to an aggregate of 14,000,000 shares of common stock. To the extent that an investor determines, at their sole discretion, that they would beneficially own in excess of the Beneficial Ownership Limitations (or as such investor may otherwise choose), in lieu of purchasing shares of Common Stock and Common Warrants, such investor could have elected to purchase Pre-Funded Warrants and Common Warrants at the Pre-Funded Purchase Price in lieu of the shares of Common Stock and Common Warrants in such a manner to result in the same aggregate purchase price being paid by such investor to the Company. The combined purchase price of one share of common stock and the accompanying common stock warrant was $1.00, and the combined purchase price of one pre-funded warrant and accompanying common stock warrant was $0.9999. The common stock warrants are exercisable for five years at an exercise price of $1.00 per share. The pre-funded warrants are immediately exercisable at an exercise price of $0.0001 per share and may be exercised at any time until all of the prefunded warrants are exercised in full. Placement agent warrants were issued to purchase up to 700,000 shares of common stock, are immediately exercisable for an exercise price of $1.25, and are exercisable for five years following the date of issuance. The Company received gross proceeds of $14.0 million and incurred placement agent’s fees and other offering expenses of approximately $1.9 million.

The warrants and placement agent warrants were valued at an $7.2 million and $0.3 million, respectively, using the Black-Scholes option pricing model based on the following assumptions: expected volatility 80.08%, risk-free interest rate 0.38%, expected dividend yield 0.00% and an expected term of 5.0 years.

As of March 31, 2021, a total of 6,713,700 warrants issued in the January 2021 Offering to purchase shares of common stock have been exercised and the Company issued 6,713,700 shares of its common stock. The Company received gross proceeds of approximately $6.8 million.

At March 31, 2021, the Company had 7,758,800 shares and 227,500 shares of common stock reserved for issuance pursuant to the warrants and placement agent’s warrants, respectively, issued by the Company in the January 2021 Offering, at an exercise price of $1.00 per share and $1.25 per share, respectively.

At Market Issuance Sales Agreement with Stifel, Nicolaus & Company, Incorporated

Prior to the Merger, Conatus entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with Stifel, Nicolaus & Company, Incorporated (“Stifel”), pursuant to which Conatus could sell from time to time, at its option, up to an aggregate of $35.0 million of shares of its common stock through Stifel, as sales agent. In July 2020, the Company terminated the Sales Agreement with Stifel, with no shares having been issued pursuant to the Sales Agreement.

Common Stock Purchase Agreement with Lincoln Park

In July 2020, the Company entered into a common stock purchase agreement (the “2020 Purchase Agreement”) with Lincoln Park which provides that, upon the terms and subject to the conditions and limitations in the 2020 Purchase Agreement,  Lincoln Park is committed to purchase up to an aggregate of $10.0 million of shares of the Company’s common stock at the Company’s request from time to time during a 24 month period that began in July 2020 and at prices based on the market price of the Company’s common stock at the time of each sale. Upon execution of the 2020 Purchase Agreement, the Company sold 328,516 shares of common stock at $3.04399 per share to Lincoln Park for gross proceeds of $1.0 million. During the year ended December 31, 2020, the Company sold an additional 300,000 shares of common stock to Lincoln Park for gross proceeds of approximately $0.5 million. In addition, in consideration for entering into the 2020 Purchase Agreement and concurrently with the execution of the 2020 Purchase Agreement, the Company issued 66,964 shares of its common stock to Lincoln Park.  During the three months ended March 31, 2021 the Company did not sell any shares of common stock to Lincoln Park and approximately $8.5 million of common stock remains available for sale under the 2020 Purchase Agreement, subject to limitations on the amount of securities the Company may sell under its effective registration statement on Form S-3 within any 12 month period.

Common Stock Warrants

In 2016, Private Histogen issued warrants to purchase common stock as consideration for settlement of prior liability claims. The warrants for the purchase of up to 3,583 common shares at an exercise price of $23.08 a share expire on July 31, 2021. The warrants remain outstanding and unexercised for the periods presented.

In addition, at March 31, 2021, warrants to purchase 1,346 shares of common stock with an exercise price of $74.30 a share remain outstanding that were issued by Conatus in connection with obtaining financing in 2016. These warrants expire on July 3, 2023.

As discussed above, in November 2020, in connection with the November 2020 Offering, the Company issued warrants to: (i) investors for the purchase of 1,892,088 shares of common stock. Subject to certain ownership limitations, the warrants are immediately exercisable at an exercise price equal to $1.70 per share and expire on May 16, 2026, and (ii) the placement agent for the purchase of 126,139 shares of common stock, which were immediately exercisable at an exercise price of $2.2297 per share and expire on September 11, 2025. As of March 31, 2021, no such warrants have been exercised.

Also discussed above, in January 2021, in connection with the January 2021 Offering, the Company issued warrants to: (i) investors for the purchase of 14,000,000 shares of common stock. Subject to certain ownership limitations, the warrants are immediately exercisable at an exercise price equal to $1.00 per share and expire on January 5, 2026, (ii) and (iii) the placement agent for the purchase of 700,000 shares of common stock, which were immediately exercisable at an exercise price of $1.25 per share and expire on December 30, 2025. As of March 31, 2021, a total of 6,713,700 warrants issued in the January 2021 Offering to purchase shares of common stock have been exercised and the Company issued 6,713,700 shares of its common stock.  The Company received gross proceeds of approximately $6.8 million.

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

Additionally, in connection with the closing of the Merger, no further awards will be made under the Conatus 2013 Plan. As of March 31, 2021, 116,091 fully vested options remain outstanding under the Conatus 2013 Plan with a weighted average exercise price of $37.59 per share.

The following summarizes activity related to the Company’s stock options under the 2017 Plan and the 2020 Plan for the three months ended March 31, 2021:

	Options Outstanding	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2020	1,592,187	$3.06	6.20	$108
Granted	1,004,100	$0.99
Exercised	—	$—
Cancelled or forfeited	(39,415)	$2.16
Outstanding at March 31, 2021	2,556,872	$2.26	7.22	$668
Vested and exercisable at March 31, 2021	988,565	$2.48	3.81	$362

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

On May 26, 2020, in connection with the closing of the Merger, 48,517 options of the Liquidity Option Shares became fully vested as the performance condition was achieved. For the three months ended March 31, 2021, the Company recognized $14 thousand in compensation expense related to the market-based options, all of which is recorded in general and administrative expense in the accompanying condensed consolidated statements of operations. As of March 31, 2021, there was $0.4 million of total unrecognized compensation cost related to unvested market condition-based options.

Board of Directors Stock Options

During the quarter ended March 31, 2021, in conjunction with a former Board Member’s voluntary resignation, the Company modified share-based payment awards by accelerating the vesting of all awards that were unvested at the time of his voluntary resignation and by extending the exercise period through December 31, 2021. As a result of the modification, the Company recorded an immaterial amount of additional stock-based compensation expense during the quarter ended March 31, 2021.

Valuation of Stock Option Awards

The following assumptions were used to calculate the fair value of awards granted to employees, non-employees and directors:

	Three Months Ended March 31,
	2021	2020
Expected volatility	77.8% - 80.3%	70.0%
Risk-free interest rate	0.72% - 1.17%	2.60%
Expected term (in years)	6.00 - 6.08	6.25
Expected dividend yield	—%	—%

The compensation cost that has been included in the accompanying condensed consolidated statements of operations for all stock-based compensation arrangements is detailed as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Cost of product revenue	$—	$5
Research and development	32	9
General and administrative	177	87
Total	$209	$101

As of March 31, 2021, total unrecognized compensation cost related to unvested options, including unvested market condition-based options, was approximately $2.0 million which is expected to be recognized over a weighted-average period of 3.66 years.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance is as follows:

	As of March 31,
	2021	2020
Common stock warrants	10,009,456	3,585
Convertible preferred stock (if converted)	—	5,046,154
Common stock options issued and outstanding	2,672,963	1,308,409
Common stock available for issuance under stock plans	289,179	540,178
Total	12,971,598	6,898,326

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

The Company leases certain office equipment that is classified as a finance lease. As of March 31, 2021, the weighted-average remaining term of the Company’s operating and finance lease was 10.4 years and three years, respectively.

The Company recognizes right-of-use assets and lease liabilities at the lease commencement date based on the present value of future minimum lease payments over the lease term. The discount rate used to determine the present value of the lease payments is the rate implicit in the lease unless that rate cannot be readily determined, in which case, the Company utilizes its incremental borrowing rate in determining the present value of the future minimum lease payments. As of March 31, 2021, the weighted-average discount rate for the Company’s operating and finance lease was 12.2% and 10.0%, respectively.

The Company does not record leases with an initial term of 12 months or less on the consolidated balance sheets. Expense for these short-term leases is recognized on a straight-line basis over the lease term. The Company has elected the practical expedient to combine lease and non-lease components into a single component for all classes of underlying assets.

At March 31, 2021, future minimum payments of lease liabilities were as follows (in thousands):

	Operating Leases	Finance Lease
2021(remaining 9 months)	$554	$7
2022	757	10
2023	780	10
2024	803	5
2025	827	—
Thereafter	5,183	—
Total minimum lease payments	8,904	32
Less: imputed interest	(3,984)	(4)
Total future minimum lease payments	4,920	28
Less: current obligations under leases	(157)	(8)
Noncurrent lease obligations	$4,763	$20

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

11. Related Parties

Lordship

Lordship, with its predecessor entities along with its principal owner, Jonathan Jackson, have invested and been affiliated with Private Histogen since 2010. As of March 31, 2021 and December 31, 2020, Lordship controlled approximately 6.6% and 16% of the Company’s outstanding voting shares, respectively, and currently holds two Board of Director seats.

In November 2012, Private Histogen entered into a Strategic Relationship Success Fee Agreement with Lordship (the “Success Fee Agreement”). The Success Fee Agreement causes certain payments to be made from the Company to Lordship equal to 1% of certain product revenues and 10% of certain license and royalty revenues. The Success Fee Agreement also stipulates that, if the Company engages in a merger or sale of all or substantially all (defined as 90% or more) of its assets or equity to a third party, then the Company has the option to terminate the agreement by paying Lordship the fair market value of future payments with the minimum payment being at least equal to the most recent annual payments Lordship has received. The Success Fee Agreement was amended in August 2016 and in January 2020, but continues to carry the same rights to certain payments. The Company recognized an expense to Lordship for the three months ended March 31, 2021 and 2020 of $3 thousand and $0.1 million, respectively, all of which is included in general and administrative expenses on the accompanying condensed consolidated statements of operations. As of March 31, 2021 and December 31, 2020, there was a balance of $13 thousand and $14 thousand, respectively, paid to Lordship included in other assets on the accompanying condensed consolidated balance sheet in connection with the deferral of revenue from the Allergan License Agreements.

Promissory Notes

In April 2020, the Company entered into two promissory notes (the “Notes”), each for $0.3 million, with two stockholders, one of which was a principal owner of the Company. The Notes carried a fixed return of $25 thousand, due upon maturity. All outstanding principal and interest were due upon the earlier of (1) June 13, 2020 or (ii) 15 days following the consummation of the Merger. In June 2020, the Notes, including principal and interest, were repaid.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with (i) our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the period ended March 31, 2021 (this “Quarterly Report”) and (ii) the unaudited condensed consolidated financial statements and related notes thereto for the period ended March 31, 2020 of privately-held Histogen Inc. (“Private Histogen”) prior to the merger described herein (“Merger”), included in our Current Report on Form 8-K/A, filed with the Securities and Exchange Commission (“SEC”) on June 26, 2020. As further described in Note 1 – Description of Business and Note 6 – Merger in our condensed consolidated financial statements included elsewhere in this Quarterly Report, Private Histogen was determined to be the accounting acquirer in the Merger. Accordingly, the pre-Merger historical financial information presented in this Quarterly Report reflects the standalone financial statements of Private Histogen and, therefore, period-over-period comparisons may not be meaningful. In addition, references to the Company’s operating results prior to the Merger will refer to the operating results of Private Histogen. Except as otherwise indicated herein or as the context otherwise requires, references in this Quarterly Report to “Histogen” “the Company,” “we,” “us” and “our” refer to Histogen Inc., a Delaware corporation, on a post-Merger basis, and the term “Private Histogen” refers to the business of privately-held Histogen Inc. prior to completion of the Merger.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements, including statements regarding:

•	any impact of the COVID-19 pandemic, or responses to the pandemic, on our business, collaborations, clinical trials or personnel;

•	our expectations regarding the potential benefits of our strategy, platform and technology;

•	our expectations regarding the operation of our product candidates, collaborations and related benefits;

•	our beliefs regarding our industry;

•	our beliefs regarding the success, cost and timing of our product candidate development and collaboration activities and current and future clinical trials and studies;

•	our beliefs regarding the potential markets for our product candidates, collaborations and our and our collaborators’ ability to serve those markets;

•	our ability to attract and retain key personnel;

•	our ability to obtain funding for our operations, including funding necessary to complete further development and any commercialization of our product candidates; and

•	regulatory developments in the United States, or U.S. and foreign countries, with respect to our product candidates.

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

Our technology is based on the discovery that growing fibroblast cells under simulated embryonic conditions induces them to become multipotent with stem cell like properties without using embryonic stem cells or animal components. The environment created by our proprietary process is designed to mimic the conditions within the womb — very low oxygen and suspension. When cultured under these conditions, the fibroblast cells generate biological materials, growth factors and proteins, that have the potential to stimulate a person’s own stem cells to activate and replace/regenerate damaged cells and tissue. We believe our proprietary, reproducible manufacturing process provides targeted solutions that harness the body’s inherent regenerative power across a broad range of therapeutic indications including hair growth, joint cartilage regeneration, spinal disc repair and dermal rejuvenation.

Our reproducible manufacturing process yields multiple biologic product candidates from a single bioreactor, including cell conditioned medium (CCM), human extracellular matrix (hECM) and hair stimulating complex (HSC), creating a spectrum of product candidates for a variety of markets from one core technology.

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

Under the hECM and HSC core technology platforms, we have two product candidates in development intended to potentially address what we believe to be underserved, multibillion-dollar global markets, HST-001, a treatment for hair loss, HST-003, a treatment for joint cartilage repair. In addition, we retained development and commercialization rights to emricasan, an asset previously developed by Conatus Pharmaceuticals Inc. (“Conatus”), which is being jointly developed with our collaboration partner, Amerimmune, for the potential treatment of COVID-19.

•

HST-001 is a hair stimulating complex, or HSC, intended to be a physician-administered therapeutic for androgenic alopecia (hair loss). HST-001 treatment is minimally-invasive and has been shown in early studies to stimulate resting hair follicles to produce new cosmetically-relevant hair. In May 2020, we initiated a Phase 1b/2a clinical trial of HST-001, designed to assess the safety, tolerability and indicators of efficacy for HST-001 in the treatment of androgenic alopecia in men. In December 2020, we announced preliminary week 18 results for the primary efficacy endpoint which, while not statistically significant, supported that patients treated with HST-001 demonstrated separation from placebo patients for absolute change from baseline in total hairs (terminal and vellus) within the target area (TAHC) of the vertex as measured by Canfield’s Hairmetrix macrophotography system. HST-001 was also shown to be safe and well tolerated at week 18 as compared to placebo with no reports of serious adverse events. In February 2021, we announced the final results from the week 26 assessments. The final results continued to support that HST-001 was shown to be safe and well tolerated as compared to placebo with no reports of serious adverse events and did not achieve statistical significance at week 26 as compared to placebo. Additional observations at week 26 included that patients treated with HST-001 as compared to baseline, demonstrated a statistically significant change in total hairs (terminal and vellus) within the target area (TAHC) of the vertex as measured by Canfield’s Hairmetrix macrophotography system.  We are currently evaluating our clinical development plans for the HST-001 program and expect to complete our evaluation in the second quarter of 2021.

•

HST-003 is a human extracellular matrix, or hECM, intended for regenerating hyaline cartilage for the treatment of articular cartilage defects in the knee, with a novel, malleable scaffold that stimulates the body’s own stem cells. In September 2020, we were awarded a $2.0 million grant by the Peer Reviewed Orthopedic Research Program

(“PRORP”) of the U.S. Department of Defense (“DoD”) to partially fund a Phase 1/2 clinical trial of HST-003 for regeneration of cartilage in the knee. The U.S. Army Medical Research Acquisition Activity, 820 Chandler Street, Fort Detrick MD, 21702, is the awarding and administering acquisition office. The views expressed in this filing are ours and may not reflect the official policy or position of the Department of the Army, Department of Defense, or the U.S. Government. In December 2020, we filed an investigational new drug application (“IND”) for the initiation of a Phase 1/2 clinical trial to evaluate the safety and efficacy of HST-003, implanted within microfracture interstices and the cartilage defect in the knee to regenerate hyaline cartilage in combination with a microfracture procedure. In January 2021, we announced that the FDA had notified the company that the IND for planned Phase 1/2 clinical trial of HST-003 was placed on clinical hold. The hold was due to additional chemistry, manufacturing and controls (“CMC”) information required for the FDA to complete their review.  Following the receipt of the written clinical hold letter on February 3, 2021, Histogen submitted a complete response letter to the FDA on February 19, 2021. In March 2021, the FDA confirmed that Histogen had satisfactorily addressed all clinical hold questions and could proceed with initiation of the planned Phase 1/2 clinical trial of HST-003 to evaluate the safety and efficacy of human extracellular matrix (hECM:HST-003) implanted within microfracture interstices and the cartilage defect in the knee to regenerate hyaline cartilage in combination with a microfracture procedure.  We anticipate initiating the trial in the second quarter of 2021.

•

Emricasan is an orally active pan-caspase inhibitor being jointly developed with our partner Amerimmune for the potential treatment of COVID-19. On October 26, 2020, we entered into a Collaborative Development and Commercialization Agreement with Amerimmune, pursuant to which Amerimmune, at its expense and in collaboration with us, shall use commercially reasonable efforts to lead the development activities for emricasan. We filed and received permission from the FDA for an IND to initiate a Phase 1 study of emricasan in mild COVID-19 patients to assess safety and tolerability.  In March 2021, we, together with our partner, Amerimmune, announced dosing the first patient in the Phase 1 study. We, and our partner Amerimmune, anticipate announcing top-line results in the second quarter of 2021.

Additionally, Histogen has two pre-clinical programs, HST-004 and HST-002:

•

HST-004 is a CCM solution intended to be administered through an intradiscal injection for spinal disc repair.  Initial preclinical research has shown that the growth- and repair-factor enriched HST-004 stimulates stem cells from spinal disc to proliferate and secrete aggrecan and collagen II, regenerate normal matrix and cell tissue structure, and restore disc height. HST-004 was also shown to both reduce inflammation and protease activity and upregulate aggrecan production in an ex vivo spinal disc model.

•

HST-002 is a human-derived collagen and extracellular matrix dermal filler intended to be injected into the dermis for the treatment of facial folds and wrinkles. HST-002 provides all-human derived naturally produced collagen with dermal matrix proteins.

We have also developed a non-prescription topical skin care ingredient utilizing CCM that we believe harnesses the power of growth factors and other cell signaling molecules to support our epidermal stem cells, which renew skin throughout life. The CCM ingredient for skin care is licensed to Allergan PLC (“Allergan Agreements”), who formulates the ingredient into their skin care product lines.

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

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions and technical corrections to tax depreciation methods for qualified improvement property. The Company continues to examine the impact that the CARES Act may have on its business. Currently, the Company is unable to determine the impact that the CARES Act will have on its financial condition, results of operations, or liquidity. The CARES Act also appropriated funds for the U.S. Small Business Administration Paycheck Protection Program (“PPP”) loans that are forgivable in certain situations to promote continued employment, as well as Economic Injury Disaster Loans to provide liquidity to small businesses harmed by COVID-19. See Note 8 – Paycheck Protection Program Loan for further information.

On March 8, 2021 the Company applied for PPP loan forgiveness with its lender and subsequently received approval from its lender on April 2, 2021. The Company believes it maintained compliance with the PPP program requirements. Final approval of the PPP loan forgiveness is subject to the approval of the Small Business Administration.

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

Since our inception through March 31, 2021, we had accumulated losses of $67.0 million and expects to incur operating losses and generate negative cash flows from operations for the foreseeable future. Through March 31, 2021, we have devoted a substantial portion of our efforts to raising capital, building infrastructure and conducting preclinical studies, clinical trials and product development activities. We incurred net losses of $4.3 million and $1.8 million for the three months ended March 31, 2021and 2020, respectively.

We have not yet established an ongoing source of revenues sufficient to cover our operating costs and have funded our activities to date from debt and equity financings, government funding and license revenues. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates. Substantially all of our net losses have resulted from costs incurred in connection with advancing our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant and increasing operating losses for at least the next several years. We expect that our expenses and capital funding requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

•	Execute a Phase 1b/2a clinical trial for HST-001 for the treatment of androgenic alopecia in men;
•	Execute a phase 1b/2a clinical trial for HST-003 for the treatment of articular cartilage defects;
•	Maintain, expand and protect our intellectual property portfolio;
•	Seek regulatory approvals for any product candidates that successfully complete clinical trials; and
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

As of March 31, 2021, the Company has accumulated losses of $67.0 million and expects to incur operating losses and generate negative cash flows from operations for the foreseeable future. As of March 31, 2021, we had approximately $21.7 million in cash and cash equivalents.  In addition, the Company has an agreement in place with Lincoln Park providing for the sale of up to $10.0 million of common stock, of which $8.5 million remains available to be sold. Based on the Company’s current business plan and related operating budget, management believes that existing cash and cash equivalents will be sufficient to fund our obligations through the second quarter of 2022.

License Agreement

Allergan License and Supply Agreements

In July 2017, the Company and Allergan entered into a letter agreement to transfer Suneva Medical, Inc.’s Amended and Restated License and Supply Agreements (collectively the “Allergan Agreements”) to Allergan, which grants exclusive rights to commercialize our CCM skin care ingredient worldwide, excluding South Korea, China and India, in exchange for royalty payments to us based on Allergan’s sales of product including the licensed ingredient. Through December 31, 2020, we entered into several amendments to the Allergan Agreements to, among other things, expand Allergan’s license rights, identify exclusive and non-exclusive fields of use and clarify responsibilities related to regulatory filings. For these amendments to the License Agreements, we have received cash payments of $19.5 million through March 31, 2021. The Allergan Agreements also include a potential future milestone payment of $5.5 million if Allergan’s net sales of products containing our CCM skin care ingredient exceeds $60 million in any calendar year through December 31, 2027.

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

On January 17, 2020, the Company and Allergan amended the Allergan Agreements, further clarifying the fields of use, the product definition and rights to certain improvements, as well as us agreeing to supply additional CCM in 2020 and provide further technical assistance to Allergan (the cost of which was reimbursed to the Company), for a one-time payment of $1.0 million. Our obligation to supply additional CCM to Allergan was satisfied during the first quarter of 2021.

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

The Company has identified multiple promises to deliver goods and services, which include at the inception of the agreement: (i) a license to technology and patents, information and know-how; (ii) supply of emricasan and (iii) collaboration, including the Company’s participation in a Joint Development Committee and Joint Partnering Committee. At inception and through March 31, 2021, the Company has identified one performance obligation for all the deliverables under the Amerimmune Agreement since the delivered elements are either not capable of being distinct or are not distinct within the context of the contract. No upfront consideration was exchanged between the parties and any consideration received will be dependent on the successful execution of a qualifying strategic partnership, as defined, on the successful commercialization of emricasan, or upon a change in control of Amerimmune, as defined.  Accordingly, the Company will recognize revenue upon the occurrence of one of these events.

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

We expect our research and development expenses to increase substantially for the foreseeable future as we: (i) invest in additional operational personnel to support our planned product development efforts, and (ii) continue to invest in developing our product candidates as they advance into later stages of development, and as we begin to conduct larger clinical trials. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials.

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

	Three Months Ended March 31,
	2021	2020
Pre-clinical and clinical	$717	$237
Salaries and benefits	1,145	540
Facilities and other costs	291	614
Total research and development expenses	$2,153	$1,391

We cannot determine with certainty the timing of initiation, the duration or the completion costs of current or future preclinical studies and clinical trials of our product candidates due to the inherently unpredictable nature of preclinical and clinical development, including any potential expanded dosing beyond the original protocols based, in part, on ongoing clinical success. Clinical and preclinical development timelines, the probability of success and development costs can differ materially from expectations. We anticipate that we will make determinations as to which product candidates to pursue and how much funding to direct to each product candidate on an ongoing basis in response to the results of ongoing and future preclinical studies and clinical trials, regulatory developments and our ongoing assessments of each product candidate’s commercial potential. We will need to raise substantial additional capital in the future. In addition, we cannot forecast which product candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.

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

Results of Operations

Comparison of Three Months Ended March 31, 2021 and 2020

The following table summarizes our results of operations for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020	Change
Revenues
Product	$306	$—	306
Grant	113	—	113
License	12	867	(855)
Professional services	—	111	(111)
Total revenues	431	978	(547)
Operating expenses
Cost of product revenue	220	161	59
Cost of professional services revenue	—	97	(97)
Research and development	2,153	1,391	762
General and administrative	2,331	1,183	1,148
Total operating expenses	4,704	2,832	1,872
Loss from operations	(4,273)	(1,854)	(2,419)
Total other income (expense)	(5)	0	(5)
Net loss	$(4,278)	$(1,854)	$(2,424)

Revenues

For the three months ended March 31, 2021 and 2020, we recognized product revenues of $0.3 million and zero, respectively. The revenue for the first quarter of 2021 was related to the additional supply of CCM to Allergan. As of March 31, 2021, all obligations of Histogen related to the additional supply of CCM to Allergan under the Allergan Agreements have been completed.

For the three months ended March 31, 2021 and 2020, we recognized grant revenue of $0.1 million and zero, respectively. The related revenue is associated with a research and development grant awarded to the Company from the NSF. As of March 31, 2021, all work required by Histogen under the grant has been completed.

For the three months ended March 31, 2021 and 2020, we recognized license revenue of $12 thousand and $0.9 million, respectively. The revenue in both periods is associated with the Allergan Agreement amendments. During both periods, $5 thousand of deferred revenue was recognized in relation to the Potential Future Improvements remaining performance obligation currently being amortized over the remaining 9-year patent life. The year over year decrease is primarily due to the recognition of the allocated proceeds received upon the transfer of the expanded license to Allergan in January 2020.

For the three months ended March 31, 2021 and 2020, we recognized professional services revenues of zero and $0.1 million, respectively. The year-over-year decrease is due to the completion of technology transfer obligations of Histogen under the Allergan Agreements.

Total Operating Expenses

Cost of Revenues

For the three months ended March 31, 2021 and 2020, we recognized cost of product revenue of $0.2 million. For the three months ended March 31, 2021, the cost of product revenue relates to product sold to Allergan and for the three months ended March 31, 2020, the cost of product relates to scrapped inventory.

For the three months ended March 31, 2021 and 2020, we recognized costs of professional services of zero and $0.1 million, respectively.

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2021 and 2020 were $2.2 million and $1.4 million, respectively. The net increase of $0.8 million for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 was primarily due to increases in expanded development costs of our product candidates partially offset by $0.2 million in qualifying expenses in connection with the DoD award and increases in personnel related expenses.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2021 and 2020 were $2.3 million and $1.2 million, respectively. The $1.1 million increase for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 was primarily due to incremental costs related to the transition from a private to an exchange traded entity, such as legal, accounting, and insurance fees and increases in personnel related expenses.

Liquidity and Capital Resources

From inception through March 31, 2021, we had accumulated losses of $67.0 million and expect to incur operating losses and generate negative cash flows from operations for the foreseeable future. As of March 31, 2021, we had $21.7 million in cash and cash equivalents.

We have not yet established ongoing sources of revenues sufficient to cover our operating costs and will need to continue to raise additional capital to support our future operating activities, including progression of our development programs, preparation for potential commercialization, and other operating costs. Our plans with regard to these matters include entering into a combination of additional debt or equity financing arrangements, government funding, strategic partnerships, collaboration and licensing arrangements, or other similar arrangements. There can be no assurance that we will be able to obtain additional financing on terms acceptable to us, on a timely basis or at all.

The condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

Common Stock

November 2020 Common Stock Offering

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

At March 31, 2021, no warrants associated with the November 2020 Offering have been exercised.

January 2021 Offering

In January 2021, the Company completed an S-1 offering (the “January 2021 Offering”) of an aggregate of 11,600,000 shares of common stock, prefunded warrants to purchase up to 2,400,000 shares of its common stock and common stock warrants to purchase up to an aggregate of 14,000,000 shares of common stock. To the extent that an investor determines, at their sole discretion, that they would beneficially own in excess of the Beneficial Ownership Limitations (or as such investor may otherwise choose), in lieu of purchasing shares of Common Stock and Common Warrants, such investor may elect to purchase Pre-Funded Warrants and Common Warrants at the Pre-Funded Purchase Price in lieu of the shares of Common Stock and Common Warrants in such a manner to result in the same aggregate purchase price being paid by such investor to the Company. The combined purchase price of one share of common stock and the accompanying common stock warrant was $1.00, and the combined purchase price of one pre-funded warrant and accompanying common stock warrant was $0.9999. The common stock warrants are exercisable for five years at an exercise price of $1.00 per share. The pre-funded warrants are immediately exercisable at an exercise price of $0.0001 per share and may be exercised at any time until all of the prefunded warrants are exercised in full. Placement agent warrants were issued to purchase up to 700,000 shares of common stock, are immediately exercisable for an exercise price of $1.25, and are exercisable for five years following the date of issuance. The Company received gross proceeds of $14.0 million and incurred placement agent’s fees and other offering expenses of approximately $1.9 million.

As of March 31, 2021, a total of 6,713,700 warrants issued in the January 2021 Offering to purchase shares of common stock have been exercised and the Company issued 6,713,700 shares of its common stock. The Company received gross proceeds of approximately $6.8 million.

At March 31, 2021, the Company had 7,758,800 shares and 227,500 shares of common stock reserved for issuance pursuant to the warrants and placement agent’s warrants, respectively, issued by the Company in the January 2021 Offering, at an exercise price of $1.00 per share and $1.25 per share, respectively.

At Market Issuance Sales Agreement with Stifel, Nicolaus & Company, Incorporated

Prior to the Merger, Conatus entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with Stifel, Nicolaus & Company, Incorporated (“Stifel”), pursuant to which Conatus could sell from time to time, at its option, up to an aggregate of $35.0 million of shares of its common stock through Stifel, as sales agent. In July 2020, the Company terminated the Sales Agreement with Stifel, with no shares having been issued pursuant to the Sales Agreement.

Common Stock Purchase Agreement with Lincoln Park

In July 2020, the Company entered into a common stock purchase agreement (the “2020 Purchase Agreement”) with Lincoln Park which provides that, upon the terms and subject to the conditions and limitations in the 2020 Purchase Agreement,  Lincoln Park is committed to purchase up to an aggregate of $10.0 million of shares of the Company’s common stock at the Company’s request from time to time during a 24 month period that began in July 2020 and at prices based on the market price of the Company’s common stock at the time of each sale. Upon execution of the 2020 Purchase Agreement, the Company sold 328,516 shares of common stock at $3.04399 per share to Lincoln Park for gross proceeds of $1.0 million. During the year ended December 31, 2020, the Company sold an additional 300,000 shares of common stock to Lincoln Park for gross proceeds of approximately $0.5 million. In addition, in consideration for entering into the 2020 Purchase Agreement and concurrently with the execution of the 2020 Purchase Agreement, the Company issued 66,964 shares of its common stock to Lincoln Park. During the three months ended March 31, 2021, the Company did not sell any shares of common stock to Lincoln Park and approximately $8.5 million of common stock remains available for sale under the 2020 Purchase Agreement, subject to limitations on the amount of securities the Company may sell under its effective registration statement on Form S-3 within any 12 month period.

Additional Common Stock Warrants

In 2016, Private Histogen issued warrants to purchase common stock as consideration for settlement of prior liability claims. The warrants for the purchase of up to 3,583 common shares at an exercise price of $23.08 a share expire on July 31, 2021. The warrants remain outstanding and unexercised for the periods presented.

In addition, at March 31, 2021, warrants to purchase 1,346 shares of common stock with an exercise price of $74.30 a share remain outstanding that were issued by Conatus in connection with obtaining financing in 2016. These warrants expire on July 3, 2023.

Cash Flow Summary for the Three Months Ended March 31, 2021 and 2020

The following table shows a summary of our cash flows for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended
	2021	2020
Net cash provided by (used in)
Operating activities	$(3,612)	$(905)
Investing activities	—	(401)
Financing activities	18,592	(2)
Net increase in cash, cash equivalents and restricted cash	$14,980	$(1,308)

Operating activities

Net cash used in operating activities was $3.6 million for the three months ended March 31, 2021, resulting from our net loss of $4.3 million, which included non-cash charges of $0.2 million related to stock-based compensation, and a $0.5 million change in our operating assets and liabilities.

Net cash used in operating activities was $0.9 million for the three months ended March 31, 2020, resulting from our net loss of $1.8 million, which included non-cash charges of $0.1 million related to stock-based compensation, a $0.2 million inventory write-off, and a $0.6 million change in our operating assets and liabilities.

Investing activities

Net cash provided by investing activities was zero for the three months ended March 31, 2021. Net cash used in investing activities was $0.4 million for the three months ended March 31, 2020, all of which was related to asset acquisition costs.

Financing activities

Net cash provided by financing activities was $18.6 million for the three months ended March 31, 2021, resulting primarily from the sales of our common stock in an S-1 offering coupled with the exercise of warrants issued in connection with the offering. The net proceeds were marginally offset by payments made on financed insurance premiums. Net cash used in financing activities was $2 thousand for the three months ended March 31, 2020.

Funding Requirements

We believe our existing cash and cash equivalents will be sufficient to meet our anticipated cash requirements through the second quarter of 2022. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Additionally, the process of testing product candidates in clinical trials is costly, and the timing of progress, potential dose expansions beyond our planned study protocols based in part on our clinical progress, and expenses in these trials is uncertain.

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

We consider our critical accounting policies and estimates to be related to research and development expenses and accruals and revenue recognition. There have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2021 from those disclosed in “Histogen’s Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies,” included in the 2020 Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

Contractual Obligations and Commitments

There have been no material changes during the three months ended March 31, 2021 to our contractual obligations disclosed in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2020 Annual Report on Form 10-K.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, with the participation of our Management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2021, the end of the period covered by this report. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A. Risk Factors

Summary of Risk Factors

We are providing the following summary of the risk factors contained in this Quarterly Report on Form 10-Q to enhance the readability and accessibility of our risk factor disclosures. This summary does not address all of the risks that we face. We encourage you to carefully review the full risk factors contained in this Quarterly Report on Form 10-Q in their entirety for additional information regarding the material factors that make an investment in our securities speculative or risky. The primary categories by which we classify risks include those related to: (i) our business and FDA Regulation, (ii) our intellectual property, and (iii) owning our common stock. Set forth below within each of these categories is a summary of the principal factors that make an investment in our common stock speculative or risky.

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

Risks Related to Owning Our Common Stock

•	The market price of our common stock has been and may continue to be volatile.
•	Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.
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

RISK FACTORS

Investing in our securities involves a high degree of risk. You should carefully consider the following risks factors, together with all of the other information included or incorporated by reference in this Quarterly Report on Form 10-Q, including our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The risks described below are material risks currently known, expected or reasonably foreseeable by us. However, the risks described below are not the only ones that we face. Additional risks not presently known to us or that we currently deem immaterial may also affect our business, operating results, prospects or financial condition. If any of these risks actually materialize, our business, prospects, financial condition, and results of operations could be seriously harmed. This could cause the trading price of our common stock to decline, resulting in a loss of all or part of your investment.

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

Our operations to date have been limited to organizing, staffing and financing our company, applying for patent rights, manufacturing on a clinical scale, undertaking clinical trials of our product candidates, and engaging in research and development. As a result, we have limited historical operations upon which to evaluate our business and prospects and have not yet demonstrated an ability to obtain marketing approval for any of our product candidates or successfully overcome the risks and uncertainties frequently encountered by companies in the biopharmaceutical industry. We also have generated limited revenues from licensing agreements or product sales to date, and continue to incur significant research and development and other expenses. As a result, we have not been profitable and have incurred significant operating losses in every reporting period since our inception, except for the year ended December 31, 2017. For the three months March 31, 2021 and for the years ended December 31, 2020 and 2019, we reported net losses of $4.3 million, $18.9 million and $3.0 million, respectively, and had an accumulated deficit of $67.0 million as of March 31, 2021.

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

We have two product candidates currently in clinical development, HST-001 for the treatment of androgenic alopecia (hair loss) and HST-003 for the treatment of articular cartilage defects in the knee. We have spent significant time, money and effort on the development of our core assets, HST-001 and HST-003, and our pre-clinical assets, HST-004 and HST-002. In addition, Conatus previously spent significant time, money and effort on the licensing and development of emricasan. To date, no pivotal clinical trials designed to provide clinically and statistically significant proof of efficacy, or to provide sufficient evidence of safety to justify approval, have been completed with any of our product candidates. Success in preclinical studies and early clinical trials does not ensure that later clinical trials will generate adequate data to demonstrate the efficacy and safety of a therapeutic candidate. For example, in February 2021, we announced the final results from the week 26 assessments for our Phase 1b/2a clinical trial of HST-

001, which was designed to assess the safety, tolerability and indicators of efficacy of HST-001 for the treatment of androgenic alopecia in men and our plans for further clinical development of HST-001.  The final week 26 study results support both that HST-001 was shown to be safe and well tolerated as compared to placebo with no reports of serious adverse events and did not achieve statistical significance at week 26 as compared to placebo.  Additional observations at week 26 included patients treated with HST-001 as compared to baseline demonstrated a statistically significant change in total hairs (terminal and vellus) within the target area (TAHC) in the vertex as measured by Canfield’s Hairmetrix macrophotography system. We are currently evaluating our clinical development plans for the HST-001 program and expect to complete our evaluation in the second quarter of 2021. In January 2021, we announced that the FDA had notified the company that the IND for planned Phase 1/2 clinical trial of HST-003 was placed on clinical hold. The hold was due to additional CMC information required for the FDA to complete their review.  Following the receipt of the written clinical hold letter on February 3, 2021, we submitted a complete response letter to the FDA on February 19, 2021. In March 2021, the FDA confirmed that we had satisfactorily addressed all clinical hold questions and can proceed with initiation of the planned Phase 1/2 clinical trial of HST-003 to evaluate the safety and efficacy of human extracellular matrix (hECM:HST-003) implanted within microfracture interstices and the cartilage defect in the knee to regenerate hyaline cartilage in combination with a microfracture procedure.  We anticipate initiating the trial in the second quarter of 2021.

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

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials relating to our product candidates may not be predictive of the results of later-stage clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or safety profiles, notwithstanding promising results in earlier trials. For example, our most recent Phase 1b/2a for HST-001 failed to achieve statistical significance. We cannot be certain that any of our current or future clinical trials will be successful and support regulatory approval in any jurisdiction. Failure in one indication may have negative consequences for the development of our product candidates for other indications. Any such failure may harm our business, prospects and financial condition.

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

As of March 31, 2021, the Company has accumulated losses of $67.0 million and expects to incur operating losses and generate negative cash flows from operations for the foreseeable future. As of March 31, 2021, we had approximately $21.7 million in cash and cash equivalents. In addition, the Company has an agreement in place with Lincoln Park providing for the sale of up to $10.0 million of common stock, of which $8.5 million remained available to be sold. Based on the Company’s current business plan and related operating budget, management believes that existing cash and cash equivalents will be sufficient to fund our obligations through the second quarter of 2022.

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

The commencement of clinical trials can be delayed for a variety of reasons, including, but not limited to, delays related to:

•	obtaining regulatory approval to commence one or more clinical trials;
•	reaching agreement on acceptable terms with prospective third-party contract research organizations (“CROs”) and clinical trial sites;
•	manufacturing sufficient quantities of a product candidate or other materials necessary to conduct clinical trials;
•	obtaining institutional review board (“IRB”) approval to conduct one or more clinical trials at a prospective site;
•	recruiting and enrolling patients to participate in one or more clinical trials; and
•	the failure of our licensees to adequately resource our product candidates due to their focus on other programs or as a result of general market conditions.

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

In addition, as set forth in greater detail in Note 8 of the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, in April 2020, we received a loan in the aggregate amount of $466,600 under the Paycheck Protection Program (“PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). Under the PPP, we may apply for and be granted forgiveness for all or part of the PPP loan. Subject to the other requirements and limitations on loan forgiveness, only loan proceeds spent on payroll and other eligible costs during the covered period will qualify for forgiveness. We will be required to repay any portion of the outstanding principal that is not forgiven, along with accrued interest, as set forth in the note evidencing the PPP loan, and we cannot provide any assurance that we will be eligible for loan forgiveness, or that any amount of the PPP loan will ultimately be forgiven.

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

The process of manufacturing our product candidates is complex, highly regulated, and subject to several risks. For example, the process of manufacturing our product candidates is extremely susceptible to product loss due to contamination, equipment failure or improper installation or operation of equipment, or vendor or operator error. Even minor deviations from normal manufacturing processes for any of our product candidates could result in reduced production yields, product defects, and other supply disruptions. If microbial, viral, or other contaminations are discovered in our product candidates or in the manufacturing facilities in which our product candidates are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. In addition, the manufacturing facilities in which our product candidates are made could be adversely affected by equipment failures, labor shortages, natural disasters, public health crises, pandemics and epidemics, such as the current coronavirus disease 2019 (COVID-19), power failures and numerous other factors.

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

One or more of our programs may require the use of proprietary rights held by third parties. We may need to acquire or in-license additional intellectual property in the future with respect to other product candidates. Moreover, we may be unable to acquire or in-license any compositions, methods of use, processes or other intellectual property rights from third parties that we identify as necessary for our product candidates. We face competition with regard to acquiring and in-licensing third-party intellectual property rights, including from a number of more established companies. These established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license intellectual property rights to us. We also may be unable to acquire or in-license third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment.

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

•	significant lawsuits, including patent or stockholder litigation;
•	inability to obtain additional funding;
•	failure to successfully develop and commercialize our product candidates;
•	changes in laws or regulations applicable to our product candidates;
•	inability to obtain adequate product supply for our product candidates, or the inability to do so at acceptable prices;
•	unanticipated serious safety concerns related to any of our product candidates;
•	adverse regulatory decisions;
•	introduction of new products or technologies by our competitors;
•	failure to meet or exceed drug development or financial projections we provide to the public;
•	failure to meet or exceed the estimates and projections of the investment community;
•	the perception of the biopharmaceutical industry by the public, legislatures, regulators and the investment community;

•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;
•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our licensed and owned technologies;
•	additions or departures of key scientific or management personnel;
•	changes in the market valuations of similar companies;
•	general economic and market conditions and overall fluctuations in the U.S. equity market;
•	public health crises, pandemics and epidemics, such as the current coronavirus disease 2019 (COVID-19);
•	sales of our common stock by us or our stockholders in the future; and
•	trading volume of our common stock.

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

We may seek additional capital through a combination of public and private equity offerings, debt financings, strategic partnerships and alliances and licensing arrangements. We have a purchase agreement in place with Lincoln Park to sell up to $10.0 million worth of shares of our common stock, from time to time, to Lincoln Park, under which $8.5 million remains available for future sale as of March 31, 2021. Any sales under the Lincoln Park arrangement, and to the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our stockholders will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of our stockholders. The incurrence of indebtedness would result in increased fixed payment obligations and could involve certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we raise additional funds through strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or product candidate, or grant licenses on terms unfavorable to us.

Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of us more difficult and may prevent attempts by our stockholders to replace or remove our management.

Provisions in our certificate of incorporation and bylaws may delay or prevent an acquisition or a change in management. These provisions include a classified board of directors, a prohibition on actions by written consent of the combined organization’s stockholders and the ability of the board of directors to issue preferred stock without stockholder approval. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law (“DGCL”), which prohibits stockholders owning in excess of 15% of our outstanding voting stock from merging or combining with us. Although we believe these provisions collectively will provide for an opportunity to receive higher bids by requiring potential acquirers to negotiate with our board of directors, they would apply even if the offer may be considered beneficial by some stockholders. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove then current management by making it more difficult for stockholders to replace members of the board of directors, which is responsible for appointing the members of management.

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

Sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur could significantly reduce the market price of our common stock and impair our ability to raise adequate capital through the sale of additional equity securities. We are unable to predict the effect that such sales may have on the prevailing market price of our common stock. As of March 31, 2021, we have outstanding warrants to purchase an aggregate of approximately 10.0 million shares of our common stock, and options to purchase an aggregate of approximately 1 million shares of our common stock, which, if exercised, may further increase the number of shares of our common stock outstanding and the number of shares eligible for resale in the public market.

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

As of March 31, 2021, our executive officers, directors and greater than 5% stockholders, in the aggregate, own approximately 10% of our outstanding common stock. As a result, such persons or their appointees to our board of directors, acting together, will be able to exert control or significantly influence over all matters submitted to our board of directors or stockholders for approval, including the appointment of our management, the election and removal of directors and approval of any significant transaction, as well as our management and business affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

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

3.2	Certificate of Amendment (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 27, 2020).
3.3	Certificate of Amendment (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 27, 2020).
3.4	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 27, 2020).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form10-Q filed with the Securities and Exchange Commission on August 13, 2020).
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1)	Furnished, not filed.
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

Histogen Inc.

Date: May 13, 2021	By:	/s/ Richard W. Pascoe
Richard W. Pascoe
President and Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2021	By:	/s/ Susan A. Knudson
Susan A. Knudson Executive Vice President, Chief Financial Officer, Chief Compliance Officer & Corporate Secretary
(Principal Financial Officer)