Form 10-Q
period 2021-06-30
Histogen Inc.
filed 2021-08-11
CIK 1383701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021

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

As of August 6, 2021, the registrant had 41,729,257 shares of common stock, $0.0001 par value, outstanding.

Histogen Inc.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

HISTOGEN INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30, 2021	December 31, 2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$23,140	$6,763
Restricted cash	10	10
Accounts receivable, net	118	144
Inventories	61	300
Prepaid and other assets	1,802	1,183
Total current assets	25,131	8,400
Property and equipment, net	270	271
Right-of-use assets	4,291	4,411
Other assets	1,109	1,931
Total assets	$30,801	$15,013
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$586	$539
Accrued liabilities	1,523	1,880
Current portion of lease liabilities	—	28
Payroll protection program loan, current	—	97
Financed insurance premiums, current	—	193
Current portion of deferred revenue	19	48
Total current liabilities	2,128	2,785
Payroll protection program loan, non-current	—	369
Lease liabilities, non-current	4,587	4,806
Non-current portion of deferred revenue	108	118
Other liabilities	18	22
Total liabilities	6,841	8,100
Commitments and contingencies (Note 10)
Stockholders’ Equity (Deficit)
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at June 30, 2021 and December 31, 2020; no shares issued and outstanding at June 30, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized at June 30, 2021 and December 31, 2020; 41,729,257 and 15,030,757 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	4	1
Additional paid-in capital	95,603	70,561
Accumulated deficit	(70,676)	(62,702)
Total Histogen Inc. stockholders’ equity (deficit)	24,931	7,860
Noncontrolling interest	(971)	(947)
Total equity (deficit)	23,960	6,913
Total liabilities and stockholders’ equity (deficit)	$30,801	$15,013

See accompanying notes to the unaudited condensed consolidated financial statements.

HISTOGEN INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Revenues:
Product	$—	$—	$306	$—
Grant	—	—	113	—
License	5	5	17	872
Professional services	—	103	—	214
Total revenues	5	108	436	1,086
Operating expenses:
Cost of product revenue	—	—	220	161
Cost of professional services revenue	—	89	—	186
Acquired in-process research and development	—	7,144	—	7,144
Research and development	2,376	1,437	4,528	2,828
General and administrative	1,822	1,588	4,154	2,771
Total operating expenses	4,198	10,258	8,902	13,090
Loss from operations	(4,193)	(10,150)	(8,466)	(12,004)
Other income (expense):
Interest income (expense), net	(2)	(28)	(7)	(28)
Other income	475	—	475	—
Total other income (expense)	473	(28)	468	(28)
Net loss	(3,720)	(10,178)	(7,998)	(12,032)
Net loss attributable to noncontrolling interest	16	10	24	20
Net loss attributable to common stockholders	$(3,704)	$(10,168)	$(7,974)	$(12,012)
Net loss per share available to common stockholders, basic and diluted	$(0.10)	$(1.52)	$(0.23)	$(2.39)
Weighted-average number of common shares outstanding used to compute net loss per share, basic and diluted	37,196,606	6,710,490	34,399,680	5,026,923

See accompanying notes to the unaudited condensed consolidated financial statements.

HISTOGEN INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF

STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Histogen Inc. Stockholders’ Equity	Noncontrolling	Total Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)	Interest	(Deficit)
Balance at March 31, 2021	—	$—	35,744,457	$4	$89,554	$(66,972)	$22,586	$(955)	$21,631
Issuance of common stock, net of issuance costs	—	—	5,977,300	—	5,753	—	5,753	—	5,753
Issuance of common stock for warrant exercises	—	—	7,500	—	7	—	7	—	7
Share-based compensation expense	—	—	—	—	289	—	289	—	289
Net loss	—	—	—	—	—	(3,704)	(3,704)	(16)	(3,720)
Balance at June 30, 2021	—	$—	41,729,257	$4	$95,603	$(70,676)	$24,931	$(971)	$23,960

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Histogen Inc. Stockholders’ Equity	Noncontrolling	Total Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)	Interest	(Deficit)
Balance at March 31, 2020	5,046,154	$39,070	3,343,356	$—	$6,965	$(45,777)	$(38,812)	$(909)	$(39,721)
Issuance of common stock upon exercise of stock options	—	—	28,684	—	40	—	40	—	40
Issuance of common stock to former stockholders of Conatus upon Merger	—	—	3,394,299	—	18,872	—	18,872	—	18,872
Conversion of convertible preferred stock into common stock upon Merger	(5,046,154)	(39,070)	5,046,154	1	39,069	—	39,070	—	39,070
Stock-based compensation expense	—	—	—	—	230	—	230	—	230
Net loss	—	—	—	—	—	(10,168)	(10,168)	(10)	(10,178)
Balance at June 30, 2020	—	$—	11,812,493	$1	$65,176	$(55,945)	$9,232	$(919)	$8,313

See accompanying notes to the unaudited condensed consolidated financial statements.

HISTOGEN INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF

STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Histogen Inc. Stockholders’ Equity	Noncontrolling	Total Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)	Interest	(Deficit)
Balance at December 31, 2020	—	$—	15,030,757	$1	$70,561	$(62,702)	$7,860	$(947)	$6,913
Issuance of common stock, net of issuance costs	—	—	19,977,300	2	17,706	—	17,708	—	17,708
Issuance of common stock for warrant exercises	—	—	6,721,200	1	6,837	—	6,838	—	6,838
Share-based compensation expense	—	—	—	—	499	—	499	—	499
Net loss	—	—	—	—	—	(7,974)	(7,974)	(24)	(7,998)
Balance at June 30, 2021	—	$—	41,729,257	$4	$95,603	$(70,676)	$24,931	$(971)	$23,960

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Histogen Inc. Stockholders’ Equity	Noncontrolling	Total Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)	Interest	(Deficit)
Balance at December 31, 2019	5,046,154	$39,070	3,343,356	$—	$6,864	$(43,933)	$(37,069)	$(899)	$(37,968)
Issuance of common stock upon exercise of stock options	—	—	28,684	—	40	—	40	—	40
Issuance of common stock to former stockholders of Conatus upon Merger	—	—	3,394,299	—	18,872	—	18,872	—	18,872
Conversion of convertible preferred stock into common stock upon Merger	(5,046,154)	(39,070)	5,046,154	1	39,069	—	39,070	—	39,070
Stock-based compensation expense	—	—	—	—	331		331		331
Net loss	—	—	—	—	—	(12,012)	(12,012)	(20)	(12,032)
Balance at June 30, 2020	—	$—	11,812,493	$1	$65,176	$(55,945)	$9,232	$(919)	$8,313

See accompanying notes to the unaudited condensed consolidated financial statements.

HISTOGEN INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net loss	$(7,998)	$(12,032)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Acquired in-process research and development	—	7,144
Depreciation and amortization	46	51
Stock-based compensation	499	331
Forgiveness of the Payroll Protection Program Loan	(467)	—
Write-off of inventory	—	161
Changes in operating assets and liabilities:
Accounts receivable	26	(26)
Inventories	239	(486)
Prepaid expenses and other current assets	204	(116)
Other assets	—	(102)
Accounts payable	47	7
Accrued liabilities	(357)	462
Right-of-use asset and lease liabilities, net	(127)	248
Deferred revenue	(39)	128
Net cash (used in) operating activities	(7,927)	(4,230)
Cash flows from investing activities
Cash acquired in connection with the Merger	—	12,835
Cash paid for acquisition-related costs	—	(481)
Cash paid for property and equipment	(45)	(49)
Net cash (used in) provided by investing activities	(45)	12,305
Cash flows from financing activities
Proceeds from the issuance of common stock, net of issuance costs	17,708	—
Proceeds from the exercise of warrants	6,838	—
Proceeds from promissory notes	—	500
Payments on promissory notes	—	(500)
Payments on financing of insurance premiums	(193)	—
Proceeds from the Payroll Protection Program Loan	—	467
Proceeds from the exercise of stock options	—	40
Payment of finance lease obligations	(4)	(3)
Net cash provided by financing activities	24,349	504
Net increase in cash, cash equivalents and restricted cash	16,377	8,579
Cash, cash equivalents and restricted cash, beginning of period	6,773	2,075
Cash, cash equivalents and restricted cash, end of period	$23,150	$10,654
Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$23,140	$10,394
Restricted cash	10	260
Total cash, cash equivalents and restricted cash	$23,150	$10,654
Noncash investing and financing activities
Right-of-use asset obtained in exchange for operating lease liability	$—	$4,481
Conversion of convertible preferred stock into common stock	$—	$39,070
Issuance of common stock to Conatus stockholders	$—	$18,872
Acquisition-related costs included in accounts payable	$—	$1,336
Net assets acquired in Merger	$—	$710

See accompanying notes to the unaudited condensed consolidated financial statements.

HISTOGEN INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business, Basis of Presentation and Summary of Significant Accounting Policies

Description of Business

Histogen Inc. (the “Company,” “Histogen,” “we,” or the “combined company”), formerly known as Conatus Pharmaceuticals Inc. (“Conatus”), was incorporated in the state of Delaware on July 13, 2005. The Company is a clinical-stage company focused on developing potential first-in-class restorative therapeutics that ignite the body’s natural process to repair and maintain healthy biological function. The Company has a portfolio of product candidates derived from one core technology process that utilizes proteins and growth factors produced by hypoxia-induced multipotent cells, without using embryonic stem cells or animal components. The Company’s product candidates are covered by patented technologies which focus on replacing and regenerating tissues in the body.

The Company currently has two product candidates in development which utilize our proprietary technology platform intended to potentially address what we believe to be underserved, multibillion-dollar global markets, HST 003, a treatment for joint cartilage repair, and HST-004, a treatment for spinal disc repair. In addition, we retained development and commercialization rights to emricasan, an asset previously developed by Conatus, which is being jointly developed with our collaboration partner, Amerimmune, for the potential treatment of COVID-19.

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

Liquidity and Going Concern

From inception and through June 30, 2021, the Company had accumulated losses of $70.7 million and expects to incur operating losses and generate negative cash flows from operations for the foreseeable future. As of June 30, 2021, the Company had $23.1 million in cash and cash equivalents.

The Company has not yet established ongoing sources of revenues sufficient to cover its operating costs and will need to continue to raise additional capital to support its future operating activities, including progression of its development programs, preparation for potential commercialization, and other operating costs. Management’s plans with regard to these matters include entering into a combination of additional debt or equity financing arrangements, government funding, strategic partnerships, collaboration and licensing arrangements, or other similar arrangements. In addition, the Company may fund its losses from operations through the common stock purchase agreement the Company entered into with Lincoln Park in July 2020, for the purchase of up to $10.0 million of the Company’s common stock over the 24 month period of the purchase agreement, of which $8.5 million, or 1.6 million shares of common stock, remains available for sale under the 2020 Purchase Agreement as of the date these condensed consolidated financial statements were available to be issued (See Note 9), subject to limitations on the amount of securities the Company may sell under its effective registration statement on Form S-3 within any 12 month period. There can be no assurance that the Company will be able to obtain additional financing on terms acceptable to the Company, on a timely basis or at all. We believe our existing cash and cash equivalents will be sufficient to meet our anticipated cash requirements into the fourth quarter of 2022.

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

The Company acquired Centro De Investigacion de Medicina Regenerativa, S.A. de C.V. (“CIMRESA”), a company in Mexico, during 2018 to facilitate a potential clinical development program for hair stimulating complex (“HSC”). This is a wholly-owned subsidiary intended to pursue registration with the COFEPRIS (Mexico equivalent to FDA). CIMRESA had no operational or financial activity for the three and six months ended June 30, 2021 and 2020.

The Company holds a majority interest in Adaptive Biologix, Inc. (“AB”, formerly Histogen Oncology, LLC). AB was formed to develop and market applications for the treatment of cancer. The Company consolidates AB into its condensed consolidated financial statements.

Unaudited Interim Financial Information

The unaudited condensed consolidated financial statements for the three and six months ended June 30, 2021 and 2020 have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC) and GAAP. Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of Management, these unaudited interim condensed consolidated financial statements contain all adjustments necessary, all of which are of a normal and recurring nature, to present fairly the Company’s financial position, results of operations and cash flows. Interim results are not necessarily indicative of results for a full year or future periods. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes thereto for the year ended December 31, 2020 included in the Annual Report on Form 10-K that we filed with the SEC on March 11, 2021.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and the disclosure of contingent assets and liabilities and contingencies at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the periods presented. Management believes that these estimates and assumptions are reasonable, however, actual results may differ and could have a material effect on future results of operations and financial position. Though the impact of the COVID-19 pandemic on our business and operating results presents additional uncertainty, we continue to use the best information available to us in our critical accounting estimates.

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

Customer Risk

During both the three months ended June 30, 2021 and 2020, one customer accounted for 100% of total revenues. During the six months ended June 30, 2021 and 2020, one customer accounted for 72% and 100% of total revenues, respectively. Accounts receivable from the customer was zero and $0.1 million at June 30, 2021 and December 31, 2020, respectively.

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

The cumulative effect the associated disruptions have had, and may continue to have, an adverse impact on the Company’s business and its results of operations. The full impact of the COVID-19 outbreak continues to evolve as of the date these condensed consolidated financial statements were available to be issued and will depend on future developments that are highly uncertain and unpredictable, including efficacy and adoption of vaccines, future resurgences of the virus and its variants, and the speed at which government restrictions are lifted. As such, it is uncertain as to the full magnitude that the pandemic will have on the Company’s financial condition, liquidity, and future results of operations.

Management is actively monitoring the situation on its financial condition, liquidity, operations, customers, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the response to curb its spread, the Company is not able to estimate the effects of the COVID-19 outbreak on its results of operations, financial condition, or liquidity for fiscal year 2021.

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer-side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions and technical corrections to tax depreciation methods for qualified improvement property. The Company continues to examine the impact that the CARES Act may have on its business. Currently, the Company is unable to determine the impact that the CARES Act will have on its financial condition, results of operations, or liquidity. The CARES Act also appropriated funds for the U.S. Small Business Administration Paycheck Protection Program (“PPP”) loans that are forgivable in certain situations to promote continued employment, as well as Economic Injury Disaster Loans to provide liquidity to small businesses harmed by COVID-19. Refer to Note 8 – Paycheck Protection Program Loan for further information.

Accounts Receivable

Accounts receivable are generally due within 30 days and are recorded at net realizable value, which is determined using historical experience. The Company maintains an allowance for doubtful accounts for potential credit losses. The allowance is based on an analysis of historical bad debt, current receivables aging and expected future write-offs of uncollectible accounts, as well as an assessment of specific identifiable accounts considered at risk or uncollectible. Additions to the allowance for doubtful accounts include provisions for bad debt and deductions from the allowance for doubtful accounts include customer write-offs. Provision for doubtful accounts was not material for all periods presented.

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

Property and Equipment

Property and equipment are reported net of accumulated depreciation and amortization and are comprised of office furniture and equipment, lab and manufacturing equipment, leasehold improvements, and software. Ordinary maintenance and repairs are charged to expense, while expenditures that extend the physical or economic life of the assets are capitalized. Furniture and all equipment are depreciated over their estimated useful lives, or five years, using the straight-line method. Leasehold improvements are amortized over their estimated useful lives and limited by the remaining term of the building lease, using the straight-line method. Software is amortized over its estimated useful lives, or three years, using the straight-line method.

Valuation of Long-Lived Assets

Long-lived assets to be held and used, including property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. As of June 30, 2021, the Company has not recognized any impairment to long-lived assets.

Forward Purchase Contract

In late 2011, Private Histogen contracted for research services from EPS Global Research Pte. Ltd. (“EPS”) to conduct clinical trials and compile data from a study that took place in 2011 and 2013. The unpaid amount due for the services was approximately $0.3 million.

On January 26, 2017, Private Histogen and EPS entered into a Debt Settlement and Conversion Agreement (“Settlement Agreement”) whereby Private Histogen paid $50 thousand and issued EPS 14,342 shares of Series D convertible preferred stock. The Company is required to repurchase the shares at the higher of the remaining balance due, approximately $0.3 million at June 30, 2021 and December 31, 2020, or the market price of the shares at the time of repurchase, but no later than December 31, 2021. The Company has the sole option to initiate the timing of the repurchase of the shares (which were converted into shares of common stock upon the Merger) before the deadline date.

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

The Company determined the fair value of the liability to be approximately $0.3 million which is the value as if the repurchase commitment was exercised immediately. As of June 30, 2021 and December 31, 2020, the fair value of the EPS forward contract remained at approximately $0.3 million and is included in accrued liabilities in the accompanying condensed consolidated balance sheets.

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

Grant Awards

In March 2017, the National Science Foundation (“NSF”), a government agency, awarded the Company a research and development grant to develop a novel wound dressing for infection control and tissue regeneration. The Company has concluded this government grant is not within the scope of ASC 606, as government entities generally do not meet the definition of a “customer” as defined by ASC 606. Payments received under the grant are considered conditional, non-exchange contributions under the scope of ASC 958-605, Not-for-Profit Entities – Revenue Recognition, and are recorded as revenue in the period in which such conditions are satisfied. In reaching the determination that such payments should be recorded as revenue, management considered a number of factors, including whether the Company is a principal under the arrangement, and whether the arrangement is significant to, and part of, the Company’s ongoing operations. As of March 31, 2021, the Company has completed all obligations under the NSF development grant and, as such, no longer generates any revenues in connection with the research and development grant.

In September 2020, the Company was approved for a grant award from the U.S. Department of Defense (“DoD”) in the amount of approximately $2.0 million to partially fund the Company’s planned Phase 1/2 clinical trial of HST 003 for regeneration of cartilage in the knee. Under the terms of the award, the DoD will reimburse the Company for certain allowable costs up to a maximum amount of approximately $2.0 million. The period of performance for the grant award substantially expires in September 2025 and is subject to annual and quarterly reporting requirements. As the DoD grant is a cost-type (reimbursement) grant, the Company must incur program expenses in accordance with the Statement of Work and approved budget in order to be reimbursed by the DoD. The Company will recognize funding received from the grant award as a reduction of research and development expenses in the period in which qualifying expenses have been incurred, as the Company is reasonably assured that the qualifying expenses will be reimbursed and the funding is collectible. For the three and six months ended June 30, 2021, qualifying expenses totaling $0.2 million and $0.3 million have been incurred with a corresponding reduction of research and development expenses related to the award, respectively. At both June 30, 2021 and December 31, 2020, $0.1 million remains in accounts receivable within the condensed consolidated balance sheets with respect to the DoD grant.

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred income taxes are recorded for temporary differences between consolidated financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets and liabilities reflect the tax rates expected to be in effect for the years in which the differences are expected to reverse. No income tax expense or benefit was recorded for the three and six months ended June 30, 2021 and 2020, due to the full valuation allowance on the Company’s net deferred tax assets. A valuation allowance is provided if it is more likely than not that some or all the deferred tax assets will not be realized.

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

For both the three and six month periods ended June 30, 2021 and 2020, diluted net loss per share attributable to common stockholders is equal to the basic net loss per share attributable to common stockholders as common stock equivalent shares from stock options and warrants were anti-dilutive.

The following table sets forth outstanding potentially dilutive shares that have been excluded from the calculation of diluted net loss per share attributable to common stockholders because of their anti-dilutive effect (in common stock equivalents):

	June 30, 2021	June 30, 2020
Outstanding stock options	2,720,852	1,499,123
Warrants to purchase common stock	15,082,661	4,929
Total	17,803,513	1,504,052

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In August 2020, the FASB issued ASU No. 2020-06 Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”). This new guidance is intended to simplify the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own entity. Entities may adopt ASU 2020-06 using either a partial retrospective or fully retrospective method of transition. This ASU is effective for public business entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently evaluating the impact that this guidance will have on our consolidated financial statements.

2. Inventories

Inventories consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Raw materials	$61	$61
Work in process	—	239
Total	$61	$300

As of June 30, 2021 and December 31, 2020, no finished goods were included in inventories. During the six months ended June 30, 2020, the Company recorded a write-off of inventory totaling $0.2 million that was recognized as a component of cost of product revenue in the accompanying condensed consolidated statement of operations.

3. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Lab and manufacturing equipment	$1,235	$1,235
Leasehold improvements	845	845
Office furniture and equipment	157	157
Software	45	—
Total	2,282	2,237
Less: accumulated depreciation and amortization	(2,012)	(1,966)
Property and equipment, net	$270	$271

Depreciation and amortization expense for both the three months ended June 30, 2021 and 2020 was $23 thousand. Depreciation and amortization for the six months ended June 30, 2021 and 2020 were $46 thousand and $51 thousand, respectively.

4. Balance Sheet Details

Prepaid and other current assets consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Insurance	$1,274	$671
Security deposit	—	77
Prepaid rent	76	74
Clinical trial and study-related costs	269	42
Other	183	319
Total	$1,802	$1,183

Other assets consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Insurance	$846	$959
Deferred offering costs	—	$708
Security deposit	250	$250
Other	13	14
Total	$1,109	$1,931

Accrued liabilities consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Current portion of finance lease liabilities	$8	$8
Compensation	848	639
Clinical trial and study-related costs	200	226
Legal fees	117	52
Forward purchase contract	290	290
Offering costs	27	602
Other	33	63
Total	$1,523	$1,880

5. Revenues

The following is a summary description of the material revenue arrangements, including arrangements that generated revenues during the three and six months ended June 30, 2021 and 2020.

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

Revenue related to the Additional Supply of CCM to Allergan has been deferred and will be recognized at the point in time in which deliveries are completed.  Revenue related to the Additional Supply of CCM to Allergan was zero and $0.3 million ($28 thousand of which was previously deferred) during the three and six months ended June 30, 2021, respectively. For the three and six months ended June 30, 2020, no previously deferred revenue was recognized as revenue. All deliveries of Additional Supply of CCM to Allergan have been completed as of March 31, 2021. Revenue related to the Potential Future Improvements has been deferred and amortized ratably over the remaining 9-year life of the patent, for which $5 thousand and $10 thousand of previously deferred revenue was recognized in revenue during each of the three and six months ended June 30, 2021 and 2020, respectively. The $0.9 million residual amount of the total transaction price allocated to the expanded license was recognized as license revenue upon transfer of the license to Allergan in January 2020.

Remaining Performance Obligation and Deferred Revenue

The remaining performance obligation is the Company’s obligation to share with Allergan any Potential Future Improvements to CCM identified through the Company’s research and development efforts.  Deferred revenue recorded for the Potential Future Improvements was $0.1 million as of June 30, 2021 and December 31, 2020. Deferred revenue is classified in current liabilities when the Company’s obligations to provide research for Potential Future Improvements is expected to be satisfied within twelve months of the balance sheet date.

Grant Revenue

In March 2017, the National Science Foundation (NSF), a government agency, awarded the Company a research and development grant to develop a novel wound dressing for infection control and tissue regeneration. Grant revenue recognized was zero and $0.1 million for the three and six months ended June 30, 2021,respectively, and no grant revenue was recognized during 2020. As of March 31, 2021, the Company has completed all obligations under the NSF development grant and, as such, no longer generates any revenues in connection with the research and development grant.

Professional Services Revenue

The Company recognizes revenue for professional services which are based upon negotiated rates with the counterparty and are nonrefundable. Professional services fees are recognized as revenue over time as the underlying services are performed. Professional services revenue related to the Company’s assistance in establishing Allergan’s alternative manufacturing facility was zero for both the three and six months ended June 30, 2021, and $0.1 million and $0.2 million for the three and six months ended June 30, 2020, respectively.

Amerimmune Collaborative Development and Commercialization Agreement

In October 2020, the Company entered into a Collaborative Development and Commercialization Agreement (the “Amerimmune Agreement”) with Amerimmune to jointly develop emricasan for the potential treatment of COVID-19. The FDA approved an investigational new drug application (IND) to initiate a Phase 1 study of emricasan in mild COVID-19 patients to assess safety and tolerability in 2020. Under the Amerimmune Agreement, Amerimmune, at its expense and in collaboration with the Company, shall use commercially reasonable efforts to lead the development activities for emricasan. Amerimmune is responsible for conducting clinical trials and the Company agreed to provide reasonable quantities of emricasan for such purpose. Each party shall retain ownership of their legacy intellectual property and responsibility for ongoing patent application prosecution and maintenance costs. In addition, the Company granted Amerimmune an exclusive option, subject to certain terms and conditions, to an exclusive license to develop and commercialize emricasan throughout the world during the term of the Amerimmune Agreement.  After exercise of the option, Amerimmune, alone or in conjunction with one or more strategic partners, will use its commercially reasonable efforts to develop, manufacture and commercialize emricasan and the Company will share the profits equally with Amerimmune.  No consideration will be transferred to the Company until profits, as defined in the Amerimmune Agreement, are generated by Amerimmune from developing or commercializing products.

The Company has identified multiple promises to deliver goods and services, which include at the inception of the agreement: (i) a license to technology and patents, information and know-how; (ii) supply of emricasan, and (iii) collaboration, including the Company’s participation in a Joint Development Committee and Joint Partnering Committee. At inception and through June 30, 2021, the Company has identified one performance obligation for all the deliverables under the Amerimmune Agreement since the delivered elements are either not capable of being distinct or are not distinct within the context of the contract. No upfront consideration was exchanged between the parties and any consideration received will be dependent on the successful execution of a qualifying strategic partnership, as defined, on the successful commercialization of emricasan, or upon a change in control of Amerimmune, as defined.  Although the Company will recognize revenue upon the occurrence of one of these events, no such events have occurred as of June 30, 2021.

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

As consideration for the reacquisition of the Development Assets, Private Histogen compensated PUR with both equity and cash components, including 167,323 shares of Series D convertible preferred stock with a fair value of $1.75 million and a potential cash payout of up to $6.25 million (the “Cap Amount”). Private Histogen paid PUR $0.5 million in upfront cash, forgave approximately $22 thousand of accounts receivable owed by PUR to Private Histogen, and settled an outstanding payable of PUR of approximately $23 thousand owed to a third-party. The Company is also obligated to make milestone and royalty payments, including (a) a $0.4 million payment upon the unconditional acceptance and approval of a New Drug Application or Pre-Market Approval Application by the US FDA related to the Development Assets, (b) a $0.4 million commercialization milestone upon reaching gross sales (by the Company or licensee) of $0.5 million of products incorporating the Development Assets, and (c) a five percent (5%) royalty on net revenues collected by Histogen from commercial sales (by the Company or licensee) of products incorporating the Development Assets. The aforementioned cash payments, along with any future milestone and royalty payments, are all applied against the Cap Amount. In accordance with ASC 450, Contingencies, amounts for the milestone and royalty payments will be recognized when it is probable that the related contingent liability has been incurred and the amount owed is reasonably estimated. No amounts for the milestone and royalty payments have been recorded as a contingent liability at June 30, 2021 and the year ended December 31, 2020.

8. Paycheck Protection Program Loan

In April 2020, Private Histogen applied for and received loan proceeds in the amount of $0.5 million (the “PPP Loan”) under the PPP as government aid for payroll, rent and utilities. The application for these funds required the Company to, in good-faith, certify that the current economic uncertainty made the loan request necessary to support the ongoing operations of the Company. This certification further required the Company to take into account its current business activity and its ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. The certification made by the Company did not contain any objective criteria and is subject to interpretation. Based in part on the Company’s assessment of other sources of liquidity, the uncertainty associated with future revenues created by the COVID-19 pandemic and related governmental responses, and the going concern uncertainty reflected in the Company’s consolidated financial statements, the Company believed in good-faith that it met the eligibility requirements for the PPP Loan. If, despite the good-faith belief that given the Company’s circumstances all eligibility requirements for the PPP Loan were satisfied, it is later determined that the Company had violated any applicable laws or regulations or it is otherwise determined that the Company was ineligible to receive the PPP Loan, it may be required to repay the PPP Loan in its entirety and/or be subject to additional penalties and potential liabilities.

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

On March 8, 2021 the Company applied for PPP loan forgiveness with its lender and subsequently received approval from the lender on April 2, 2021. The Company, in good-faith, believes it maintained compliance with the PPP program requirements. On May 21, 2021, the Small Business Administration granted its forgiveness of 100% of the loan or $0.5 million. The forgiveness is reported as a component of other income in the condensed consolidated statement of operations.

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

At June 30, 2021, no warrants associated with the November 2020 Offering have been exercised.

January 2021 Offering of Common Stock

In January 2021, the Company completed an S-1 offering (the “January 2021 Offering”) of an aggregate of 11,600,000 shares of common stock, pre-funded warrants to purchase up to 2,400,000 shares of its common stock and common stock warrants to purchase up to an aggregate of 14,000,000 shares of common stock. To the extent that an investor determines, at their sole discretion, that they would beneficially own in excess of the Beneficial Ownership Limitations (or as such investor may otherwise choose), in lieu of purchasing shares of Common Stock and Common Warrants, such investor could have elected to purchase Pre-Funded Warrants and Common Warrants at the Pre-Funded Purchase Price in lieu of the shares of Common Stock and Common Warrants in such a manner to result in the same aggregate purchase price being paid by such investor to the Company. The combined purchase price of one share of common stock and the accompanying common stock warrant was $1.00, and the combined purchase price of one pre-funded warrant and accompanying common stock warrant was $0.9999. The common stock warrants are exercisable for five (5) years at an exercise price of $1.00 per share. The pre-funded warrants are immediately exercisable at an exercise price of $0.0001 per share and may be exercised at any time until all of the pre-funded warrants are exercised in full. Placement agent warrants were issued to purchase up to 700,000 shares of common stock, are immediately exercisable for an exercise price of $1.25, and are exercisable for five (5) years following the date of issuance. The Company received gross proceeds of $14.0 million and incurred placement agent’s fees and other offering expenses of approximately $1.9 million.

The warrants and placement agent warrants were valued at $7.2 million and $0.3 million, respectively, using the Black-Scholes option pricing model based on the following assumptions: expected volatility 80.08%, risk-free interest rate 0.38%, expected dividend yield 0.00% and an expected term of 5.0 years.

As of June 30, 2021, a total of 6,721,200 warrants issued in the January 2021 Offering to purchase shares of common stock have been exercised and the Company issued 6,721,200 shares of its common stock. The Company received gross proceeds of approximately $6.8 million.

At June 30, 2021, the Company had 7,751,300 shares and 227,500 shares of common stock reserved for issuance pursuant to the warrants and placement agent’s warrants, respectively, issued by the Company in the January 2021 Offering, at an exercise price of $1.00 per share and $1.25 per share, respectively.

June 2021 Offering of Common Stock

In June 2021, the Company completed a registered direct offering (the “June 2021 Offering”) of an aggregate of 5,977,300 shares of common stock, together with accompanying warrants to purchase up to an aggregate of 4,781,840 shares of common stock, at a public offering price of $1.10 per share. The accompanying warrants permit the investor to purchase additional shares equal to 80% of the number of shares of the Company’s common stock purchased by the investor. The warrants have an exercise price of $1.00 per share, are immediately exercisable, and expire five and a half (5.5) years following the date of issuance. In addition, the Company’s placement agent was issued compensatory warrants equal to 5.0%, or 298,865 shares, of the aggregate number of common stock sold in the offering, which are immediately exercisable for an exercise price of $1.375 and expire five (5) years following the date of issuance on June 7, 2026. The Company received gross proceeds of $6.6 million and incurred cash-based placement agent fees and other offering expenses of approximately $0.9 million.

The warrants and placement agent warrants were valued at $3.0 million and $0.2 million, respectively, using a Black-Scholes option pricing model with the following assumptions: expected volatility 81.44% and 80.15%, risk-free interest rate 0.88% and 0.77%, expected dividend yield 0.00% and 0.00%, and an expected term of 5.5 years or 5.0 years, respectively.

At June 30, 2021, no warrants associated with the June 2021 Offering have been exercised.

At June 30, 2021, the Company had 4,781,840 shares and 298,865 shares of common stock reserved for issuance pursuant to the warrants and placement agent’s warrants, respectively, issued by the Company in the June 2021 Offering, at an exercise price of $1.00 per share and $1.375 per share, respectively.

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

Common Stock Purchase Agreement with Lincoln Park

In July 2020, the Company entered into a common stock purchase agreement (the “2020 Purchase Agreement”) with Lincoln Park which provides that, upon the terms and subject to the conditions and limitations in the 2020 Purchase Agreement,  Lincoln Park is committed to purchase up to an aggregate of $10.0 million of shares of the Company’s common stock at the Company’s request from time to time during a 24 month period that began in July 2020 and at prices based on the market price of the Company’s common stock at the time of each sale. Upon execution of the 2020 Purchase Agreement, the Company sold 328,516 shares of common stock at $3.04399 per share to Lincoln Park for gross proceeds of $1.0 million. During the year ended December 31, 2020, the Company sold an additional 300,000 shares of common stock to Lincoln Park for gross proceeds of approximately $0.5 million. In addition, in consideration for entering into the 2020 Purchase Agreement and concurrently with the execution of the 2020 Purchase Agreement, the Company issued 66,964 shares of its common stock to Lincoln Park.  During the three and six months ended June 30, 2021 the Company did not sell any shares of common stock to Lincoln Park and approximately $8.5 million or 1.6 million shares of common stock remains available for sale under the 2020 Purchase Agreement, subject to limitations on the amount of securities the Company may sell under its effective registration statement on Form S-3 within any 12 month period.

Common Stock Warrants

In 2016, Private Histogen issued warrants to purchase common stock as consideration for settlement of prior liability claims. The warrants for the purchase of up to 3,583 common shares at an exercise price of $23.08 per share expired on July 31, 2021. The warrants remained outstanding and unexercised for the periods presented.

In addition, at June 30, 2021, warrants to purchase 1,346 shares of common stock with an exercise price of $74.30 per share remain outstanding that were issued by Conatus in connection with obtaining financing in 2016. These warrants expire on July 3, 2023.

See warrant discussion above in connection with the November 2020 Offering, the January 2021 Offering, and the June 2021 Offering.

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

Additionally, in connection with the closing of the Merger, no further awards will be made under the Conatus 2013 Plan. As of June 30, 2021, 116,091 fully vested options remain outstanding under the Conatus 2013 Plan with a weighted average exercise price of $37.59 per share.

The following summarizes activity related to the Company’s stock options under the 2017 Plan and the 2020 Plan for the six months ended June 30, 2021:

	Options Outstanding	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2020	1,592,187	$3.06	6.20	$108
Granted	1,088,100	$0.99
Exercised	—	$—
Cancelled or forfeited	(75,526)	$2.82
Outstanding at June 30, 2021	2,604,761	$2.20	7.07	$383
Vested and exercisable at June 30, 2021	1,117,445	$2.44	4.50	$275

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

On May 26, 2020, in connection with the closing of the Merger, 48,517 options of the Liquidity Option Shares became fully vested as the performance condition was achieved. For the three and six months ended June 30, 2021, the Company recognized $14 thousand and $28 thousand, respectively, in compensation expense related to the market-based options, all of which is recorded in general and administrative expense in the accompanying condensed consolidated statements of operations. As of June 30, 2021, there was $0.4 million of total unrecognized compensation cost related to unvested market condition-based options.

Board of Directors and Employee Stock Options

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

During the quarter ended June 30, 2021, in conjunction with a former employees’ voluntary resignation, the Company modified share-based payment awards by accelerating the vesting of all awards that were unvested at the time of the voluntary resignation and by extending the exercise period through August 29, 2023. As a result of the modification, the Company recorded $0.1 million of additional stock-based compensation expense during the quarter ended June 30, 2021.

Valuation of Stock Option Awards

The following weighted-average assumptions were used to calculate the fair value of awards granted to employees, non-employees and directors:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Expected volatility	79.82%	76.30%	78.28%	76.30%
Risk-free interest rate	1.13%	0.45%	0.78%	0.45%
Expected term (in years)	6.08	6.25	6.08	6.25
Expected dividend yield	—%	—%	—%	—%

The compensation cost that has been included in the accompanying condensed consolidated statements of operations for all stock-based compensation arrangements is detailed as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of product revenue	$—	$10	$—	$19
Research and development	141	2	172	6
General and administrative	148	218	327	306
Total	$289	$230	$499	$331

As of June 30, 2021, total unrecognized compensation cost related to unvested options, including unvested market condition-based options, was approximately $1.8 million which is expected to be recognized over a weighted-average period of 3.56 years.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance is as follows:

	As of June 30,
	2021	2020
Common stock warrants	15,082,661	4,929
Common stock options issued and outstanding	2,720,852	1,499,123
Common stock available for issuance under stock plans	211,429	725,881
Total	18,014,942	2,229,933

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

In June 2021, the Company entered into the First Amendment to Lease (the “Amendment”). Pursuant to the Amendment, among other things, the Company and Sycamore agreed (i) to substitute the temporary premises, (ii) to delay the start of construction and the timing of the Company’s relocation to the replacement temporary premises, (iii) to increase the tenant improvement allowance from $2.2 million to $2.3 million, (iv) to increase the letter of credit amount from $0.3 million to $0.4 million upon commencement of the tenant improvements and (v) to review potential subsequent reductions to the security deposit and related letter of credit requirement at certain time intervals along the lease term provided that the Company is not in default. As a result of the modification, the lease liability was remeasured using the incremental borrowing rate at the modification date and a corresponding reduction of $0.3 million was recorded to both the lease liability and right-of-use-asset.

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

The Company leases certain office equipment that is classified as a finance lease. As of June 30, 2021, the weighted-average remaining term of the Company’s operating and finance lease was 10.2 years and 2.9 years, respectively.

The Company recognizes right-of-use assets and lease liabilities at the lease commencement date based on the present value of future minimum lease payments over the lease term. The discount rate used to determine the present value of the lease payments is the rate implicit in the lease unless that rate cannot be readily determined, in which case, the Company utilizes its incremental borrowing rate in determining the present value of the future minimum lease payments. As of June 30, 2021, the weighted-average discount rate for the Company’s operating and finance lease was 12.2% and 10.0%, respectively.

The Company does not record leases with an initial term of 12 months or less on the consolidated balance sheets. Expense for these short-term leases is recognized on a straight-line basis over the lease term. The Company has elected the practical expedient to combine lease and non-lease components into a single component for all classes of underlying assets.

At June 30, 2021, future minimum payments of lease liabilities were as follows (in thousands):

	Operating Leases	Finance Lease
2021(remaining 6 months)	$123	$5
2022	695	10
2023	780	10
2024	803	5
2025	827	—
Thereafter	5,183	—
Total minimum lease payments	8,411	30
Less: imputed interest	(3,824)	(4)
Total future minimum lease payments	4,587	26
Less: current obligations under leases	—	(8)
Noncurrent lease obligations	$4,587	$18

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

11. Related Parties

Lordship

Lordship, with its predecessor entities along with its principal owner, Jonathan Jackson, have invested and been affiliated with Private Histogen since 2010. As of June 30, 2021 and December 31, 2020, Lordship controlled approximately 5.6% and 16% of the Company’s outstanding voting shares, respectively, and currently holds two Board of Director seats.

In November 2012, Private Histogen entered into a Strategic Relationship Success Fee Agreement with Lordship (the “Success Fee Agreement”). The Success Fee Agreement causes certain payments to be made from the Company to Lordship equal to 1% of certain product revenues and 10% of certain license and royalty revenues. The Success Fee Agreement also stipulates that, if the Company engages in a merger or sale of all or substantially all (defined as 90% or more) of its assets or equity to a third party, then the Company has the option to terminate the agreement by paying Lordship the fair market value of future payments with the minimum payment being at least equal to the most recent annual payments Lordship has received. The Success Fee Agreement was amended in August 2016 and in January 2020, but continues to carry the same rights to certain payments. The Company recognized zero expense to Lordship for both the three months ended June 30, 2021 and 2020, and $3 thousand and $0.1 million for the six months ended June 30, 2021 and 2020, respectively, all of which is included in general and administrative expenses on the accompanying condensed consolidated statements of operations. As of June 30, 2021 and December 31, 2020, there was a balance of $13 thousand and $14 thousand, respectively, paid to Lordship included in other assets on the accompanying condensed consolidated balance sheet in connection with the deferral of revenue from the Allergan License Agreements.

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

12. Subsequent Events

On July 7, 2021, the Company increased its letter of credit from $0.3 million to $0.4 million pursuant to the lease amendment noted within Note 10 - Commitments and Contingencies.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with (i) our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the period ended June 30, 2021 (this “Quarterly Report”). As further described in Note 1 – Description of Business and Note 6 – Merger in our condensed consolidated financial statements included elsewhere in this Quarterly Report, Private Histogen was determined to be the accounting acquirer in the Merger. Accordingly, the pre-Merger historical financial information presented in this Quarterly Report reflects the standalone financial statements of Private Histogen and, therefore, period-over-period comparisons may not be meaningful. In addition, references to the Company’s operating results prior to the Merger will refer to the operating results of Private Histogen. Except as otherwise indicated herein or as the context otherwise requires, references in this Quarterly Report to “Histogen” “the Company,” “we,” “us” and “our” refer to Histogen Inc., a Delaware corporation, on a post-Merger basis, and the term “Private Histogen” refers to the business of privately-held Histogen Inc. prior to completion of the Merger.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements, including statements regarding:

•	any impact of the COVID-19 pandemic, or responses to the pandemic, on our business, collaborations, clinical trials or personnel;

•	our expectations regarding the potential benefits of our strategy, platform, product candidates and technology;

•	our expectations regarding our product candidates, collaborations and related benefits;

•	our beliefs regarding our industry;

•	our beliefs regarding the success, cost and timing of our product candidate development and collaboration activities and current and future clinical trials and studies;

•	our beliefs regarding the potential markets for our product candidates, collaborations and our and our collaborators’ ability to serve those markets;

•	our ability to attract and retain key personnel;

•	our ability to obtain funding for our operations, including funding necessary to complete further development and any commercialization of our product candidates; and

•	regulatory developments in the United States, or U.S. and foreign countries, with respect to our product candidates.

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

Overview

We are a clinical-stage company focused on developing potential first-in-class restorative therapeutics that ignite the body’s natural process to repair and maintain healthy biological function.

Our technology is based on the discovery that growing fibroblast cells under simulated embryonic conditions induces them to become multipotent with stem cell-like properties without using embryonic stem cells or animal components. The environment created by our proprietary process is designed to mimic the conditions within the womb — very low oxygen and suspension. When cultured under these conditions, the fibroblast cells generate biological materials, growth factors and proteins, that have the potential to stimulate a person’s own stem cells to activate and replace/regenerate damaged cells and tissue. We believe our proprietary, reproducible manufacturing process provides targeted solutions that harness the body’s inherent regenerative power across a broad range of therapeutic indications including joint cartilage regeneration, spinal disc repair, hair growth and dermal rejuvenation.

Our reproducible manufacturing process yields multiple biologic product candidates from a single bioreactor, including cell conditioned medium (CCM) and human extracellular matrix (hECM), creating a spectrum of product candidates for a variety of markets from one core technology.

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

Under our core technology platform, our product candidates in development are HST 003, a treatment for joint cartilage repair, and HST-004, a treatment for spinal disc repair. In addition, we retained development and commercialization rights to emricasan, an asset previously developed by Conatus Pharmaceuticals Inc. (“Conatus”), which is being jointly developed with our collaboration partner, Amerimmune, for the potential treatment of COVID-19.

•

HST 003 is a human extracellular matrix, or hECM, intended for regenerating hyaline cartilage for the treatment of articular cartilage defects in the knee, with a novel, malleable scaffold that stimulates the body’s own stem cells. In September 2020, we were awarded a $2.0 million grant by the Peer Reviewed Orthopaedic Research Program (“PRORP”) of the U.S. Department of Defense (“DoD”) to partially fund a Phase 1/2 clinical trial of HST 003 for regeneration of cartilage in the knee. The U.S. Army Medical Research Acquisition Activity, 820 Chandler Street, Fort Detrick MD, 21702, is the awarding and administering acquisition office. The views expressed in this filing are ours and may not reflect the official policy or position of the Department of the Army, Department of Defense, or the U.S. Government. In December 2020, we filed an investigational new drug application (“IND”) for the initiation of a Phase 1/2 clinical trial to evaluate the safety and efficacy of HST 003, implanted within microfracture interstices and the cartilage defect in the knee to regenerate hyaline cartilage in combination with a microfracture procedure. In January 2021, we announced that the FDA had notified the company that the IND for the planned Phase 1/2 clinical trial of HST 003 was placed on clinical hold. The hold was due to additional chemistry, manufacturing and controls (“CMC”) information required for the FDA to complete their review.  Following the receipt of the written clinical hold letter on February 3, 2021, we submitted a complete response letter to the FDA on February 19, 2021. In March 2021, the FDA confirmed that Histogen had satisfactorily addressed all clinical hold questions and could proceed with initiation of the planned Phase 1/2 clinical trial of HST 003 and in June 2021, we initiated the trial and anticipate top line results in the second quarter of 2022.

•

HST 004 is a CCM solution intended to be administered through an intradiscal injection for spinal disc repair.  Initial preclinical research has shown that the growth- and repair-factor enriched HST-004 stimulates stem cells from the spinal disc to proliferate and secrete aggrecan and collagen II, regenerate normal matrix and cell tissue structure, and restore disc height. HST-004 was also shown to both reduce inflammation and protease activity and upregulate aggrecan production in an ex vivo spinal disc model. In the second quarter of 2021, we initiated IND enabling activities for HST-004 and expect to file an IND in the second quarter of 2022.

•

Emricasan is an orally available pan-caspase inhibitor being jointly developed with our partner Amerimmune for the potential treatment of COVID-19. On October 26, 2020, we entered into a Collaborative Development and Commercialization Agreement with Amerimmune, pursuant to which Amerimmune, at its expense and in collaboration with us, shall use commercially reasonable efforts to lead the development activities for emricasan. We filed and received permission from the FDA for an IND to initiate a Phase 1 study of emricasan in mild COVID-19 patients to assess safety and tolerability.  In March 2021, we, together with our partner, Amerimmune, announced dosing the first patient in the Phase 1 study and in June 2021, we and our partner Amerimmune, announced top line results from the Phase 1 study of emricasan in mild symptomatic COVID-19 patients to assess safety, tolerability, and preliminary efficacy. The study demonstrated that emricasan was safe and well-tolerated during the 14 days of dosing and at the day 45 follow-up, as compared to placebo with no reports of serious adverse events. Patients who completed treatment with emricasan had a complete resolution of the symptoms most commonly associated with mild COVID-19, such as cough, headache and fatigue at day 7 and continued through day 45. Patients in the placebo arm who completed the study did not experience COVID-19 associated symptom resolution at any time point out to day 45. We, together with our partner Amerimmune, are currently evaluating our clinical development plans for the Emricasan program and expect to complete our evaluation in the third quarter of 2021.

•

Other Pipeline Product Candidates - Our pipeline also includes HST 001, a hair stimulating complex, or HSC, intended to be a physician-administered therapeutic for androgenic alopecia (hair loss) and HST 002, a human-derived collagen and extracellular matrix dermal filler intended to be injected into the dermis for the treatment of facial folds and wrinkles. In June 2021, we announced completion of our strategic evaluation of the HST 001 program taking into consideration the results from our Phase 1b/2a clinical trial of HST 001 as announced earlier this year, and as a result, we suspended development of this program.  While HST 001 has demonstrated a favorable safety and tolerability profile in androgenic alopecia in men, the development resources required to potentially achieve an acceptable efficacy threshold are substantial in terms of cost and time.  Therefore, we believe the best business decision at this time is to redirect these resources towards our orthopedic programs. Given the orthopedic focus, HST 002 development has also been suspended.

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

The cumulative effect the associated disruptions have had, and may continue to have, an adverse impact on the Company’s business and its results of operations. The full impact of the COVID-19 outbreak continues to evolve as of the date of this Quarterly Report and will depend on future developments that are highly uncertain and unpredictable, including efficacy and adoption of vaccines, future resurgences of the virus and its variants, and the speed at which government restrictions are lifted. As such, it is uncertain as to the full magnitude that the pandemic will have on the Company’s financial condition, liquidity, and future results of operations. Management is actively monitoring the situation on its financial condition, liquidity, operations, customers, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the response to curb its spread, the Company is not able to estimate the effects of the COVID-19 outbreak on its results of operations, financial condition, or liquidity.

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer-side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions and technical corrections to tax depreciation methods for qualified improvement property. The Company continues to examine the impact that the CARES Act may have on its business. Currently, the Company is unable to determine the impact that the CARES Act will have on its financial condition, results of operations, or liquidity. The CARES Act also appropriated funds for the U.S. Small Business Administration Paycheck Protection Program (“PPP”) loans that are forgivable in certain situations to promote continued employment, as well as Economic Injury Disaster Loans to provide liquidity to small businesses harmed by COVID-19. See Note 8 – Paycheck Protection Program Loan for further information.

On March 8, 2021 the Company applied for PPP loan forgiveness with its lender and subsequently received approval from its lender on April 2, 2021. The Company believes it maintained compliance with the PPP program requirements. On May 21, 2021, the Small Business Administration granted its forgiveness of 100% of the loan, or $0.5 million.

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

Since our inception through June 30, 2021, we had accumulated losses of $70.7 million and expect to incur operating losses and generate negative cash flows from operations for the foreseeable future. Through June 30, 2021, we have devoted a substantial portion of our efforts to raising capital, building infrastructure and conducting preclinical studies, clinical trials and product development activities. We incurred net losses of $8.0 million and $12.0 million for the six months ended June 30, 2021 and 2020, respectively.

We have not yet established an ongoing source of revenues sufficient to cover our operating costs and have funded our activities to date from debt and equity financings, government funding and license revenues. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates. Substantially all of our net losses have resulted from costs incurred in connection with advancing our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant and increasing operating losses for at least the next several years. We expect that our expenses and capital funding requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

•	execute a phase 1b/2a clinical trial for HST 003 for the treatment of articular cartilage defects;
•	file an IND for HST 004;
•	continue development of emricasan;
•	maintain, expand and protect our intellectual property portfolio;
•	seek regulatory approvals for any product candidates that successfully complete clinical trials; and
•	add operational, financial and management information systems and personnel, including personnel to support our planned product development.

As a result, our plans continue to be focused on raising additional capital or other financing, such as potential partnering arrangements with respect to our existing product candidates. However, no assurance can be given at this time as to whether we will be able to achieve these objectives. If we fail to raise capital or enter into such agreements as, and when needed, we could have significant delays in the development and commercialization of one or more of our product candidates.

As of June 30, 2021, the Company has accumulated losses of $70.7 million and expects to incur operating losses and generate negative cash flows from operations for the foreseeable future. As of June 30, 2021, we had approximately $23.1 million in cash and cash equivalents.  In addition, the Company has an agreement in place with Lincoln Park providing for the sale of up to $10.0 million of common stock, of which $8.5 million, or 1.6 million shares of common stock, remains available to be sold. Based on the Company’s current business plan and related operating budget, management believes that existing cash and cash equivalents will be sufficient to fund our obligations into the fourth quarter of 2022.

License Agreement

Allergan License and Supply Agreements

In July 2017, the Company and Allergan entered into a letter agreement to transfer Suneva Medical, Inc.’s Amended and Restated License and Supply Agreements (collectively the “Allergan Agreements”) to Allergan, which grants exclusive rights to commercialize our CCM skin care ingredient worldwide, excluding South Korea, China and India, in exchange for royalty payments to us based on Allergan’s sales of product including the licensed ingredient. Through December 31, 2020, we entered into several amendments to the Allergan Agreements to, among other things, expand Allergan’s license rights, identify exclusive and non-exclusive fields of use and clarify responsibilities related to regulatory filings. For these amendments to the License Agreements, we have received cash payments of $19.5 million through June 30, 2021. The Allergan Agreements also include a potential future milestone payment of $5.5 million if Allergan’s net sales of products containing our CCM skin care ingredient exceeds $60 million in any calendar year through December 31, 2027.

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

Amerimmune Collaborative Development and Commercialization Agreement

In October 2020, the Company entered into a Collaborative Development and Commercialization Agreement (the “Amerimmune Agreement”) with Amerimmune to jointly develop emricasan for the potential treatment of COVID-19. The FDA approved an investigational new drug application (IND) to initiate a Phase 1 study of emricasan in mild COVID-19 patients to assess safety and tolerability in 2020. Under the Amerimmune Agreement, Amerimmune, at its expense and in collaboration with the Company, shall use commercially reasonable efforts to lead the development activities for emricasan. Amerimmune is responsible for conducting clinical trials and the Company agreed to provide reasonable quantities of emricasan for such purpose. Each party shall retain ownership of their legacy intellectual property and responsibility for ongoing patent application prosecution and maintenance costs. In addition, the Company granted Amerimmune an exclusive option, subject to certain terms and conditions, to an exclusive license to develop and commercialize emricasan throughout the world during the term of the Amerimmune Agreement.  After exercise of the option, Amerimmune, alone or in conjunction with one or more strategic partners, will use its commercially reasonable efforts to develop, manufacture and commercialize emricasan and the Company will share the profits equally with Amerimmune.  No consideration will be transferred to the Company until profits, as defined in the Amerimmune Agreement, are generated by Amerimmune from developing or commercializing products.

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

Components of Results of Operations

Revenue

Our revenues to date have been generated primarily from the sale of cosmetic ingredient products (CCM), license fees, professional services revenue, and a National Science Foundation (“NSF”) grant award.

License, Product and Professional Services Revenue

Our license, product and professional services revenue to date has been generated primarily from payments received under the Allergan Agreements.

Grant Revenue

In March 2017, the NSF, a government agency, awarded us a research and development grant to develop a novel wound dressing for infection control and tissue regeneration.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Pre-clinical and clinical	$688	$576	$1,405	$748
Salaries and benefits	1,217	490	2,361	1,014
Facilities and other costs	471	371	762	1,066
Total research and development expenses	$2,376	$1,437	$4,528	$2,828

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

Other Income

Other income primarily consists of the Paycheck Protection Program Loan forgiven by the Small Business Administration on May 21, 2021.

Results of Operations

Comparison of Three Months Ended June 30, 2021 and 2020

The following table summarizes our results of operations for the three months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,
	2021	2020	Change
Revenues
Product	$—	$—	-
Grant	—	—	-
License	5	5	-
Professional services	—	103	(103)
Total revenues	5	108	(103)
Operating expenses
Cost of product revenue	—	—	—
Cost of professional services revenue	—	89	(89)
Acquired in-process research and development	—	7,144	(7,144)
Research and development	2,376	1,437	939
General and administrative	1,822	1,588	234
Total operating expenses	4,198	10,258	(6,060)
Loss from operations	(4,193)	(10,150)	5,957
Total other income (expense)	473	(28)	501
Net loss	$(3,720)	$(10,178)	$6,458

Revenues

License revenue remained flat for each of the three months ended June 30, 2021 and 2020, we recognized license revenue of $5 thousand associated with the Allergan Agreement amendments. During both periods, $5 thousand of deferred revenue was recognized in relation to the Potential Future Improvements remaining performance obligation currently being amortized over the remaining 9-year patent life.

For the three months ended June 30, 2021 and 2020, we recognized professional services revenues of zero and $0.1 million, respectively. The year-over-year decrease is due to the completion of technology transfer obligations of Histogen under the Allergan Agreements.

Total Operating Expenses

Cost of Revenues

For the three months ended June 30, 2021 and 2020, we recognized costs of professional services of zero and $0.1 million, respectively.

Acquired In-Process Research and Development

In the three months ended June 30, 2020, the Company incurred $7.1 million for in-process research and development acquired in connection with the Merger.

Research and Development Expenses

Research and development expenses for the three months ended June 30, 2021 and 2020 were $2.4 million and $1.4 million, respectively. The net increase of $1.0 million for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020 was primarily due to increases in expanded development costs of our product candidates partially offset by $0.2 million in qualifying expenses in connection with the DoD grant and increases in personnel-related expenses.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2021 and 2020 were $1.8 million and $1.6 million, respectively. The $0.2 million increase for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020 was primarily due to increases in personnel-related expenses and insurance fees offset by other expenses such as legal and accounting fees.

Other Income (Expense)

During the three months ended June 30, 2021, the Company recognized $0.5 million in other income primarily associated with the 100% or $0.5 million forgiveness granted by the Small Business Administration in connection with the Paycheck Protection Program Loan.  During the three months ended June 30, 2020 the Company recognized $28 thousand in interest expense.

Comparison of the Six Months Ended June 30, 2021 and 2020

	Six Months Ended June 30,
	2021	2020	Change
Revenues
Product	$306	$—	306
Grant	113	—	113
License	17	872	(855)
Professional services	—	214	(214)
Total revenues	436	1,086	(650)
Operating expenses
Cost of product revenue	220	161	59
Cost of professional services revenue	—	186	(186)
Acquired in-process research and development	—	7,144	(7,144)
Research and development	4,528	2,828	1,700
General and administrative	4,154	2,771	1,383
Total operating expenses	8,902	13,090	(4,188)
Loss from operations	(8,466)	(12,004)	3,538
Total other income (expense)	468	(28)	496
Net loss	$(7,998)	$(12,032)	$4,034

Revenues

For the six months ended June 30, 2021 and 2020, we recognized product revenues of $0.3 million and zero, respectively. The revenue for the first six months of 2021 relates to the additional supply of CCM to Allergan. As of March 31, 2021, all obligations of Histogen related to the additional supply of CCM to Allergan under the Allergan Agreements have been completed and no further revenues will be generated.

For the six months ended June 30, 2021 and 2020, we recognized grant revenue of $0.1 million and zero, respectively. The related revenue is associated with a research and development grant awarded to the Company from the NSF. As of March 31, 2021, all work required by Histogen under the grant has been completed and no further revenues will be generated.

For the six months ended June 30, 2021 and 2020, we recognized license revenue of $17 thousand and $0.9 million, respectively. The revenue in both periods is associated with the Allergan Agreement amendments. During both periods, $10 thousand of deferred revenue was recognized in relation to the Potential Future Improvements remaining performance obligation currently being amortized over the remaining 9-year patent life. The year over year decrease is primarily due to the recognition of the allocated proceeds received upon the transfer of the expanded license to Allergan in January 2020.

For the six months ended June 30, 2021 and 2020, we recognized professional services revenues of zero and $0.2 million, respectively. The revenue for the first six months of 2020 relates to the technology transfer obligations of Histogen under the Allergan Agreements. All obligations in connection with the technology transfer have been completed during 2020 and no further revenues will be generated.

Total Operating Expenses

Cost of Revenues

For the six months ended June 30, 2021 and 2020, we recognized cost of product revenue of $0.2 million. For the six months ended June 30, 2021, the cost of product revenue relates to product sold to Allergan and for the six months ended June 30, 2020, the cost of product relates to scrapped inventory.

For the six months ended June 30, 2021 and 2020, we recognized costs of professional services of zero and $0.2 million, respectively.

Acquired In-Process Research and Development

In the six months ended June 30, 2020, the Company incurred $7.1 million for in-process research and development acquired in connection with the Merger.

Research and Development Expenses

Research and development expenses for the six months ended June 30, 2021 and 2020 were $4.5 million and $2.8 million, respectively. The increase of $1.7 million for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020 was primarily due to increases in expanded development costs of our product candidates partially offset by $0.4 million in qualifying expenses in connection with the DoD grant and increases in personnel related expenses.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2021 and 2020 were $4.2 million and $2.8 million, respectively. The increase of $1.4 million for the six months ended June 30 2021 as compared to the six months ended June 30, 2020 was primarily due to increases in personnel related expenses and insurance costs offset by reductions in accounting fees.

Other Income (Expense)

During the six months ended June 30, 2021, the Company recognized $0.5 million in other income primarily associated with the 100% or $0.5 million forgiveness granted by the Small Business Administration in connection with the Paycheck Protection Program Loan.  During the six months ended June 30, 2020 the Company recognized $28 thousand in interest expense.

Liquidity and Capital Resources

From inception through June 30, 2021, we had accumulated losses of $70.7 million and expect to incur operating losses and generate negative cash flows from operations for the foreseeable future. As of June 30, 2021, we had $23.1 million in cash and cash equivalents.

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

At June 30, 2021, no warrants associated with the November 2020 Offering have been exercised.

January 2021 Common Stock Offering

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

As of June 30, 2021, a total of 6,721,200 warrants issued in the January 2021 Offering to purchase shares of common stock have been exercised and the Company issued 6,721,200 shares of its common stock. The Company received gross proceeds of approximately $6.8 million.

At June 30, 2021, the Company had 7,751,300 shares and 227,500 shares of common stock reserved for issuance pursuant to the warrants and placement agent’s warrants, respectively, issued by the Company in the January 2021 Offering, at an exercise price of $1.00 per share and $1.25 per share, respectively.

June 2021 Common Stock Offering

In June 2021, the Company completed a registered direct offering (the “June 2021 Offering”) of an aggregate of 5,977,300 shares of common stock, together with accompanying warrants to purchase up to an aggregate of 4,781,840 shares of common stock, at a public offering price of $1.10 per share. The accompanying warrants permit the investor to purchase additional shares equal to 80% of the number of shares of the Company’s common stock purchased by the investor. The warrants have an exercise price of $1.00 per share, are immediately exercisable, and expire five and a half (5.5) years following the date of issuance. In addition, the Company’s placement agent was issued compensatory warrants equal to 5.0%, or 298,865 shares, of the aggregate number of common stock sold in the offering, which are immediately exercisable for an exercise price of $1.375 and expire five (5) years following the date of issuance on June 7, 2026. The Company received gross proceeds of $6.6 million and incurred cash-based placement agent fees and other offering expenses of approximately $0.9 million.

At June 30, 2021, no warrants associated with the June 2021 Offering have been exercised.

At June 30, 2021, the Company had 4,781,840 shares and 298,865 shares of common stock reserved for issuance pursuant to the warrants and placement agent’s warrants, respectively, issued by the Company in the June 2021 Offering, at an exercise price of $1.00 per share and $1.375 per share, respectively.

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

Common Stock Purchase Agreement with Lincoln Park

In July 2020, the Company entered into a common stock purchase agreement (the “2020 Purchase Agreement”) with Lincoln Park which provides that, upon the terms and subject to the conditions and limitations in the 2020 Purchase Agreement,  Lincoln Park is committed to purchase up to an aggregate of $10.0 million of shares of the Company’s common stock at the Company’s request from time to time during a 24 month period that began in July 2020 and at prices based on the market price of the Company’s common stock at the time of each sale. Upon execution of the 2020 Purchase Agreement, the Company sold 328,516 shares of common stock at $3.04399 per share to Lincoln Park for gross proceeds of $1.0 million. During the year ended December 31, 2020, the Company sold an additional 300,000 shares of common stock to Lincoln Park for gross proceeds of approximately $0.5 million. In addition, in consideration for entering into the 2020 Purchase Agreement and concurrently with the execution of the 2020 Purchase Agreement, the Company issued 66,964 shares of its common stock to Lincoln Park. During the three and six months ended June 30, 2021 the Company did not sell any shares of common stock to Lincoln Park and approximately $8.5 million or 1.6 million shares of common stock remains available for sale under the 2020 Purchase Agreement, subject to limitations on the amount of securities the Company may sell under its effective registration statement on Form S-3 within any 12 month period.

Additional Common Stock Warrants

In 2016, Private Histogen issued warrants to purchase common stock as consideration for settlement of prior liability claims. The warrants for the purchase of up to 3,583 common shares at an exercise price of $23.08 per share expire on July 31, 2021. The warrants remain outstanding and unexercised for the periods presented.

In addition, at June 30, 2021, warrants to purchase 1,346 shares of common stock with an exercise price of $74.30 per share remain outstanding that were issued by Conatus in connection with obtaining financing in 2016. These warrants expire on July 3, 2023.

Cash Flow Summary for the Six Months Ended June 30, 2021 and 2020

The following table shows a summary of our cash flows for the six months ended June 30, 2021 and 2020 (in thousands):

	Six Months Ended
	2021	2020
Net cash provided by (used in)
Operating activities	$(7,927)	$(4,230)
Investing activities	(45)	12,305
Financing activities	24,349	504
Net increase in cash, cash equivalents and restricted cash	$16,377	$8,579

Operating activities

Net cash used in operating activities was $7.9 million for the six months ended June 30, 2021, resulting from our net loss of $8.0 million, which included non-cash charges of $0.5 million related to stock-based compensation, PPP loan forgiveness of $0.5 million, and a $0.7 million change in our operating assets and liabilities.

Net cash used in operating activities was $4.2 million for the six months ended June 30, 2020, resulting from our net loss of $12.0 million, which included non-cash charges of $7.7 million primarily related to acquired in-process research and development in connection with the Merger and stock-based compensation, and a $0.1 million change in our operating assets and liabilities.

Investing activities

Net cash used by investing activities was $45 thousand for the six months ended June 30, 2021, all of which was related to the purchase of property and equipment.

Net cash provided by investing activities was $12.3 million for the six months ended June 30, 2020, consisting of cash of $12.8 million received in connection with the Merger, offset by payments for acquisition-related costs and purchases of property and equipment.

Financing activities

Net cash provided by financing activities was $24.3 million for the six months ended June 30, 2021, resulting primarily from the sales of our common stock through S-1 and S-3 offerings coupled with the exercise of warrants issued in connection with the S-1 offering. The $24.5 million in net proceeds from the offerings were offset by $0.2 million in payments made on financed insurance premiums. Net cash used in financing activities was $4 thousand for the six months ended June 30, 2020.

Net cash provided by financing activities was $0.5 million for the six months ended June 30, 2020, resulting primarily from the proceeds of the PPP Loan.

Funding Requirements

We believe our existing cash and cash equivalents will be sufficient to meet our anticipated cash requirements into the fourth quarter of 2022. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Additionally, the process of testing product candidates in clinical trials is costly, and the timing of progress, potential dose expansions beyond our planned study protocols based in part on our clinical progress, and expenses in these trials is uncertain.

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

We consider our critical accounting policies and estimates to be related to research and development expenses and accruals and revenue recognition. There have been no material changes to our critical accounting policies and estimates during the six months ended June 30, 2021 from those disclosed in “Histogen’s Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies,” included in the 2020 Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

Contractual Obligations and Commitments

There have been no material changes during the six months ended June 30, 2021 to our contractual obligations disclosed in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2020 Annual Report on Form 10-K.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, with the participation of our Management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2021, the end of the period covered by this report. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2021.

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

Risks Related to Our Business, Industry, and FDA Regulation

•	We are a clinical-stage development company, have a very limited operating history, are not currently profitable, do not expect to become profitable in the near future and may never become profitable.
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

Risks Related to Our Business, Industry and FDA Regulation

We are a clinical-stage development company, have a very limited operating history, are not currently profitable, do not expect to become profitable in the near future and may never become profitable.

We are a clinical-stage development company, have no approved products and have generated minimal revenues from the sale of products.  Following the Merger, we are focused primarily on the development of patented, innovative technologies that replace and regenerate tissues in the body for therapeutic markets.

Our operations to date have been limited to organizing, staffing and financing our company, applying for patent rights, manufacturing on a clinical scale, undertaking clinical trials of our product candidates, and engaging in research and development. As a result, we have limited historical operations upon which to evaluate our business and prospects and have not yet demonstrated an ability to obtain marketing approval for any of our product candidates or successfully overcome the risks and uncertainties frequently encountered by companies in the biopharmaceutical industry. We also have generated limited revenues from licensing agreements or product sales to date, and continue to incur significant research and development and other expenses. As a result, we have not been profitable and have incurred significant operating losses in every reporting period since our inception, except for the year ended December 31, 2017. For the six months June 30, 2021 and for the years ended December 31, 2020 and 2019, we reported net losses of $8.0 million, $18.9 million and $3.0 million, respectively, and had an accumulated deficit of $70.7 million as of June 30, 2021.

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

We have two product candidates currently in clinical development, HST 003 for the treatment of articular cartilage defects in the knee and HST 004 for the treatment of spinal disc repair. We have spent significant time, money and effort on the development of our product candidates, HST 003, HST 004, emricasan, and other assets, HST 001 and HST 002. To date, no pivotal clinical trials designed to provide clinically and statistically significant proof of efficacy, or to provide sufficient evidence of safety to justify approval, have been completed with any of our product candidates. Success in preclinical studies and early clinical trials does not ensure that later clinical trials will generate adequate data to demonstrate the efficacy and safety of a therapeutic candidate.

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

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials relating to our product candidates may not be predictive of the results of later-stage clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or safety profiles, notwithstanding promising results in earlier trials. For example, our most recent Phase 1b/2a for HST 001 failed to achieve statistical significance. We cannot be certain that any of our current or future clinical trials will be successful and support regulatory approval in any jurisdiction. Failure in one indication may have negative consequences for the development of our product candidates for other indications. Any such failure may harm our business, prospects and financial condition

If development of our product candidates does not produce favorable results, we and our collaborators, may be unable to commercialize these products.

To receive regulatory approval for the commercialization of our core assets, HST 003 and HST 004, our emricasan asset being developed in collaboration with Amerimmune, and our other assets, HST 001 and HST 002, or any other product candidates that we may develop, adequate and well-controlled clinical trials must be conducted to demonstrate safety and efficacy in humans to the satisfaction of the FDA and comparable foreign regulatory authorities. In order to support marketing approval, these agencies typically require successful results in one or more Phase 3 clinical trials, which our current product candidates have not yet reached and may never reach. In addition to the risks described above under “Clinical drug development involves uncertain outcomes, and results of earlier studies and trials may not be predictive of future trial results,” we may experience numerous unforeseen events during, or as a result of, the development process that could delay or prevent commercialization of our current or future product candidates, including the following:

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

In addition, since we do not currently possess the resources necessary to complete development and commercialize our product candidates or any other product candidates that we may develop, we have entered into and may seek to enter into license agreements to assist in the development and potential future commercialization of some or all of our product candidates as a component of our strategic plan. For example, we entered into an agreement with Amerimmune under which we and Amerimmune are jointly developing emricasan for the treatment of COVID-19. See “Risk Factor – “We expect to depend on collaborations with third parties for the research, development and commercialization of certain of the product candidates we may develop. If any such collaborations are not successful, we may not be able to realize the market potential of those product candidates”.

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

As of June 30, 2021, the Company has accumulated losses of $70.7 million and expects to incur operating losses and generate negative cash flows from operations for the foreseeable future. As of June 30, 2021, we had approximately $23.1 million in cash and cash equivalents.  In addition, the Company has an agreement in place with Lincoln Park providing for the sale of up to $10.0 million of common stock, of which $8.5 million, or 1.6 million common shares, remained available to be sold. Based on the Company’s current business plan and related operating budget, management believes that existing cash and cash equivalents will be sufficient to fund our obligations into the fourth quarter of 2022.

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

Our operations have required substantial amounts of cash since inception. To date, we have funded our operations primarily through the sale of our preferred and common stock. We are currently advancing two product candidates through clinical development, and have several other product candidates in preclinical development, as well as early-stage research projects. Developing our product candidates is expensive, and we expect to continue to spend substantial amounts as we fund our early-stage research projects, and continue to advance our programs through preclinical and clinical development. Even if we are successful in developing our product candidates, obtaining regulatory approvals and launching and commercializing any product candidate will require substantial additional funding. Since we will be unable to generate sufficient, if any, cash flow to fund our operations for the foreseeable future, we will need to seek additional equity or debt financing to provide the capital required to maintain or expand our operations.

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

The state of California, where our corporate office is located, has previously issued orders for all residents to remain at home, except as needed for essential activities as a result of the COVID-19 pandemic and we have had to implement work from home policies. We have taken steps to protect the health and safety of our employees and community, while working to ensure the sustainability of our business operations as this unprecedented situation continues to evolve.

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

Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the clinical trial, the design of the clinical trial, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating. In addition, significant numbers of patients who enroll in our clinical trials may drop out during the clinical trials for various reasons. We believe we appropriately account for such increased risk of dropout rates in our trials when determining expected clinical trial timelines, but we cannot assure you that our assumptions are correct, or that it will not experience higher numbers of dropouts than anticipated, which would result in the delay of completion of such trials beyond our expected timelines.

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

Many of our competitors have significantly greater financial resources and expertise in research and development, manufacturing, preclinical studies, clinical trials, regulatory approvals and marketing approved products than we do. Some of our competitors include companies such as Johnson & Johnson, Merck & Co, Inc., Mesoblast, Ltd, and DiscGenics Inc. Smaller or early-stage companies may also prove to be significant competitors, particularly through license arrangements with large and established companies. Our competitors may succeed in developing technologies and therapies that are more effective, better tolerated or less costly than any which we are developing, or that would render our product candidates obsolete and noncompetitive. Even if we obtain regulatory approval for any of our product candidates, our competitors may succeed in obtaining regulatory approvals for their products earlier than we do. We will also face competition from these third parties in recruiting and retaining qualified scientific and management personnel, in establishing clinical trial sites and patient registration for clinical trials, and in acquiring and in-licensing technologies and products complementary to our programs or advantageous to our business.

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

All entities involved in the preparation of therapeutics for clinical trials or commercial sale, including our contract manufacturers for our product candidates, are subject to extensive regulation. Components of a finished therapeutic product approved for commercial sale or used in late-stage clinical trials must be manufactured in accordance with cGMP. These regulations govern manufacturing processes and procedures and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of contaminants or to inadvertent changes in the properties or stability of our product candidates that may not be detectable in final product testing. We or our contract manufacturers must supply all necessary documentation in support of a BLA, NDA, or PMA or Marketing Authorization Application (“MAA”) on a timely basis and must adhere to GLP and cGMP regulations enforced by the FDA or comparable foreign authorities through their facilities inspection program. Some of our contract manufacturers may not have produced a commercially approved pharmaceutical product and therefore may not have obtained the requisite regulatory authority approvals to do so. The facilities and quality systems of some or all of our third-party contractors must pass a pre-approval inspection for compliance with the applicable regulations as a condition of regulatory approval of our product candidates or any of our other potential products. In addition, the regulatory authorities may, at any time, audit or inspect a manufacturing facility involved with the preparation of our product candidates or any of our other potential products or the associated quality systems for compliance with the regulations applicable to the activities being conducted. Although we plan to oversee the contract manufacturers, we cannot control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with the regulatory requirements. If these facilities do not pass a pre-approval plant inspection, regulatory approval of the products may not be granted or may be substantially delayed until any violations are corrected to the satisfaction of the regulatory authority, if ever.

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

We are a clinical-stage development company with a small number of employees, and our management systems currently in place are not likely to be adequate to support our future growth plans. Our ability to grow and to manage our growth effectively will require us to hire, train, retain, manage and motivate additional employees and to implement and improve our operational, financial and management systems. These demands also may require the hiring of additional senior management personnel or the development of additional expertise by our senior management personnel. Hiring a significant number of additional employees, particularly those at the management level, would increase our expenses significantly. Moreover, if we fail to expand and enhance our operational, financial and management systems in conjunction with our potential future growth, it could have a material adverse effect on our business, financial condition and results of operations.

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

We may seek additional capital through a combination of public and private equity offerings, debt financings, strategic partnerships and alliances and licensing arrangements. We have a purchase agreement in place with Lincoln Park to sell up to $10.0 million worth of shares of our common stock, from time to time, to Lincoln Park, under which $8.5 million remains available for future sale as of June 30, 2021. Any sales under the Lincoln Park arrangement, and to the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our stockholders will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of our stockholders. The incurrence of indebtedness would result in increased fixed payment obligations and could involve certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we raise additional funds through strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or product candidate, or grant licenses on terms unfavorable to us.

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

Sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur could significantly reduce the market price of our common stock and impair our ability to raise adequate capital through the sale of additional equity securities. We are unable to predict the effect that such sales may have on the prevailing market price of our common stock. As of June 30, 2021, we have outstanding warrants to purchase an aggregate of approximately 15.1 million shares of our common stock, and options to purchase an aggregate of approximately 1.1 million shares of our common stock, which, if exercised, may further increase the number of shares of our common stock outstanding and the number of shares eligible for resale in the public market.

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

As of June 30, 2021, our executive officers, directors and greater than 5% stockholders, in the aggregate, own approximately 5.9% of our outstanding common stock. As a result, such persons or their appointees to our board of directors, acting together, will be able to exert control or significantly influence over all matters submitted to our board of directors or stockholders for approval, including the appointment of our management, the election and removal of directors and approval of any significant transaction, as well as our management and business affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

On June 7, 2021, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with several institutional and accredited investors for the sale by the Company of 5,977,300 shares (the “Shares”) of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), at a purchase price of $1.10 per share, in a registered direct offering. Concurrently with the sale of the Shares, pursuant to the Purchase Agreement the Company also sold unregistered warrants to purchase up to an aggregate of 4,781,840 shares of Common Stock (the “Warrants”). Subject to certain ownership limitations, the Warrants are immediately exercisable at an exercise price equal to $1.00 per share of Common Stock, subject to adjustments as provided under the terms of the Warrants. The Warrants are exercisable for five and one-half years from the initial exercise date.

The Warrants and the shares issuable upon exercise of the Warrants are being sold and issued without registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act as transactions not involving a public offering and Rule 506 promulgated under the Securities Act as sales to accredited investors, and in reliance on similar exemptions under applicable state laws.

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

3.2	Certificate of Amendment (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 27, 2020).
3.3	Certificate of Amendment (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 27, 2020).
3.4	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 27, 2020).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form10-Q filed with the Securities and Exchange Commission on August 13, 2020).
4.2	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 8, 2021).
4.3	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 8, 2021).
10.1

Confidential Severance Agreement and General Release, by and between the Company and Gail K. Naughton, Ph.D., dated May 26, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 27, 2021).

10.2

Consulting Agreement, by and between the Company and Gail K. Naughton, Ph.D., effective as of June 1, 2021 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 27, 2021).

10.3	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 8, 2021).
10.4

Amendment to Engagement Letter by and between the Company and H.C. Wainwright & Co., LLC, dated as of June 6, 2021 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 8, 2021).

10.5

First Amendment to Lease, by and between the Company and San Diego Sycamore, LLC, dated as of June 25, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 25, 2021).

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

Histogen Inc.

Date: August 11, 2021	By:	/s/ Richard W. Pascoe
Richard W. Pascoe
President and Chief Executive Officer (Principal Executive Officer)

Date: August 11, 2021	By:	/s/ Susan A. Knudson
Susan A. Knudson Executive Vice President, Chief Financial Officer, Chief Compliance Officer & Corporate Secretary
(Principal Financial Officer)