Form 10-Q
period 2021-09-30
Histogen Inc.
filed 2021-11-10
CIK 1383701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021

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

As of November 5, 2021, the registrant had 41,729,257 shares of common stock, $0.0001 par value, outstanding.

Histogen Inc.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

HISTOGEN INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30, 2021	December 31, 2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$19,215	$6,763
Restricted cash	—	10
Accounts receivable, net	716	144
Inventories	61	300
Prepaid and other assets	1,784	1,183
Total current assets	21,776	8,400
Property and equipment, net	289	271
Right-of-use assets	4,291	4,411
Other assets	1,202	1,931
Total assets	$27,558	$15,013
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$686	$539
Accrued liabilities	1,862	1,880
Current portion of lease liabilities	—	28
Payroll protection program loan, current	—	97
Financed insurance premiums, current	—	193
Current portion of deferred revenue	19	48
Total current liabilities	2,567	2,785
Payroll protection program loan, non-current	—	369
Lease liabilities, non-current	4,602	4,806
Non-current portion of deferred revenue	103	118
Other liabilities	16	22
Total liabilities	7,288	8,100
Commitments and contingencies (Note 10)
Stockholders’ Equity (Deficit)
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at September 30, 2021 and December 31, 2020; no shares issued and outstanding at September 30, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized at September 30, 2021 and December 31, 2020; 41,729,257 and 15,030,757 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	4	1
Additional paid-in capital	95,771	70,561
Accumulated deficit	(74,517)	(62,702)
Total Histogen Inc. stockholders’ equity (deficit)	21,258	7,860
Noncontrolling interest	(988)	(947)
Total equity (deficit)	20,270	6,913
Total liabilities and stockholders’ equity (deficit)	$27,558	$15,013

See accompanying notes to the unaudited condensed consolidated financial statements.

HISTOGEN INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Revenues:
Product	$586	$419	$892	$419
Grant	—	—	113	—
License	5	5	22	877
Professional services	—	71	—	285
Total revenues	591	495	1,027	1,581
Operating expenses:
Cost of product revenue	—	263	220	424
Cost of professional services revenue	—	62	—	248
Acquired in-process research and development	—	—	—	7,144
Research and development	2,338	1,534	6,866	4,362
General and administrative	2,110	1,982	6,264	4,753
Total operating expenses	4,448	3,841	13,350	16,931
Loss from operations	(3,857)	(3,346)	(12,323)	(15,350)
Other income (expense):
Interest income (expense), net	(2)	(25)	(9)	(53)
Other income	1	108	476	108
Total other income (expense)	(1)	83	467	55
Net loss	(3,858)	(3,263)	(11,856)	(15,295)
Net loss attributable to noncontrolling interest	17	14	41	34
Net loss attributable to common stockholders	$(3,841)	$(3,249)	$(11,815)	$(15,261)
Net loss per share available to common stockholders, basic and diluted	$(0.09)	$(0.27)	$(0.32)	$(2.06)
Weighted-average number of common shares outstanding used to compute net loss per share, basic and diluted	41,729,257	12,169,173	36,869,720	7,425,051

See accompanying notes to the unaudited condensed consolidated financial statements.

HISTOGEN INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF

STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Histogen Inc. Stockholders’ Equity	Noncontrolling	Total Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)	Interest	(Deficit)
Balance at June 30, 2021	—	$—	41,729,257	$4	$95,603	$(70,676)	$24,931	$(971)	$23,960
Stock-based compensation expense	—	—	—	—	168	—	168	—	168
Net loss	—	—	—	—	—	(3,841)	(3,841)	(17)	(3,858)
Balance at September 30, 2021	—	$—	41,729,257	$4	$95,771	$(74,517)	$21,258	$(988)	$20,270

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Histogen Inc. Stockholders’ Equity	Noncontrolling	Total Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)	Interest	(Deficit)
Balance at June 30, 2020	—	$—	11,812,493	$1	$65,176	$(55,945)	$9,232	$(919)	$8,313
Issuance of common stock, net of issuance costs	—	—	675,480	—	1,337	—	1,337	—	1,337
Stock-based compensation expense	—	—	—	—	125	—	125	—	125
Net loss	—	—	—	—	—	(3,249)	(3,249)	(14)	(3,263)
Balance at September 30, 2020	—	$—	12,487,973	$1	$66,638	$(59,194)	$7,445	$(933)	$6,512

See accompanying notes to the unaudited condensed consolidated financial statements.

HISTOGEN INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF

STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Histogen Inc. Stockholders’ Equity	Noncontrolling	Total Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)	Interest	(Deficit)
Balance at December 31, 2020	—	$—	15,030,757	$1	$70,561	$(62,702)	$7,860	$(947)	$6,913
Issuance of common stock, net of issuance costs	—	—	19,977,300	2	17,706	—	17,708	—	17,708
Issuance of common stock for warrant exercises	—	—	6,721,200	1	6,837	—	6,838	—	6,838
Stock-based compensation expense	—	—	—	—	667	—	667	—	667
Net loss	—	—	—	—	—	(11,815)	(11,815)	(41)	(11,856)
Balance at September 30, 2021	—	$—	41,729,257	$4	$95,771	$(74,517)	$21,258	$(988)	$20,270

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Histogen Inc. Stockholders’ Equity	Noncontrolling	Total Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)	Interest	(Deficit)
Balance at December 31, 2019	5,046,154	$39,070	3,343,356	$—	$6,864	$(43,933)	$(37,069)	$(899)	$(37,968)
Issuance of common stock upon exercise of stock options	—	—	28,684	—	40	—	40	—	40
Issuance of common stock to former stockholders of Conatus upon Merger	—	—	3,394,299	—	18,872	—	18,872	—	18,872
Conversion of convertible preferred stock into common stock upon Merger	(5,046,154)	(39,070)	5,046,154	1	39,069	—	39,070	—	39,070
Issuance of common stock, net of issuance costs	—	—	675,480	—	1,337	—	1,337	—	1,337
Stock-based compensation expense	—	—	—	—	456	—	456	—	456
Net loss	—	—	—	—	—	(15,261)	(15,261)	(34)	(15,295)
Balance at September 30, 2020	—	$—	12,487,973	$1	$66,638	$(59,194)	$7,445	$(933)	$6,512

See accompanying notes to the unaudited condensed consolidated financial statements.

HISTOGEN INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net loss	$(11,856)	$(15,295)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development	—	7,144
Depreciation and amortization	73	74
Stock-based compensation	667	456
Forgiveness of the Payroll Protection Program Loan	(467)	—
Write-off of inventory	—	186
Changes in operating assets and liabilities:
Accounts receivable	(572)	(61)
Inventories	239	(533)
Prepaid expenses and other current assets	(600)	(122)
Other assets	729	(127)
Accounts payable	147	(197)
Accrued liabilities	(18)	80
Right-of-use asset and lease liabilities, net	(112)	346
Deferred revenue	(44)	69
Net cash used in operating activities	(11,814)	(7,980)
Cash flows from investing activities
Cash acquired in connection with the Merger	—	12,835
Cash paid for acquisition-related costs	—	(1,811)
Cash paid for property and equipment	(91)	(49)
Net cash (used in) provided by investing activities	(91)	10,975
Cash flows from financing activities
Proceeds from the issuance of common stock, net of issuance costs	17,708	1,337
Proceeds from the exercise of warrants	6,838	—
Proceeds from promissory notes	—	500
Payments on promissory notes	—	(500)
Payments on financing of insurance premiums	(193)	—
Proceeds from the Payroll Protection Program Loan	—	467
Proceeds from the exercise of stock options	—	40
Payment of finance lease obligations	(6)	(5)
Net cash provided by financing activities	24,347	1,839
Net increase in cash, cash equivalents and restricted cash	12,442	4,834
Cash, cash equivalents and restricted cash, beginning of period	6,773	2,075
Cash, cash equivalents and restricted cash, end of period	$19,215	$6,909
Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$19,215	$6,649
Restricted cash	—	260
Total cash, cash equivalents and restricted cash	$19,215	$6,909
Noncash investing and financing activities
Right-of-use asset obtained in exchange for operating lease liability	$—	$4,481
Conversion of convertible preferred stock into common stock	$—	$39,070
Issuance of common stock to Conatus stockholders	$—	$18,872
Acquisition-related costs included in accounts payable	$—	$6
Net assets acquired in Merger	$—	$710

See accompanying notes to the unaudited condensed consolidated financial statements.

HISTOGEN INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies

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

The Company has a strategic pipeline of novel therapeutics focused on orthopedic indications. Our pipeline currently has two product candidates in development which utilize our proprietary technology platform intended to potentially address what we believe to be underserved, multibillion-dollar global markets: HST 003, a treatment for joint cartilage repair, and HST 004, a treatment for spinal disc repair. In addition, we retained development and commercialization rights to emricasan, an asset previously developed by Conatus, which is being jointly developed with our collaboration partner, Amerimmune, for the potential treatment of COVID-19.

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

Liquidity and Going Concern

From inception and through September 30, 2021, the Company had accumulated losses of $74.5 million and expects to incur operating losses and generate negative cash flows from operations for the foreseeable future. As of September 30, 2021, the Company had $19.2 million in cash and cash equivalents.

On August 18, 2021, we received a letter from the Listing Qualifications Department of the Nasdaq Stock Market (“Nasdaq”) indicating that, for the last thirty consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2). We have been provided an initial period of 180 calendar days, or until February 14, 2022, to regain compliance pursuant to Nasdaq Listing Rule 5810(c)(3)(A).

The Company has not yet established ongoing sources of revenues sufficient to cover its operating costs and will need to continue to raise additional capital to support its future operating activities, including progression of its development programs, preparation for potential commercialization, and other operating costs. Management’s plans with regard to these matters include entering into a combination of additional debt or equity financing arrangements, strategic partnerships, collaboration and licensing arrangements, or other similar arrangements. In addition, the Company may fund its losses from operations through the common stock purchase agreement the Company entered into with Lincoln Park in July 2020, for the purchase of up to $10.0 million of the Company’s common stock over the 24 month period of the purchase agreement, of which $8.5 million, or 1.6 million shares of common stock, remains available for sale under the 2020 Purchase Agreement as of the date these condensed consolidated financial statements were available to be issued (See Note 9), subject to limitations on the amount of securities the Company may sell under its effective registration statement on Form S-3 within any 12 month period. There can be no assurance that the Company will be able to obtain additional financing on terms acceptable to the Company, on a timely basis or at all. We believe our existing cash and cash equivalents will be sufficient to meet our anticipated cash requirements into December 2022.

The condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its controlled subsidiaries, including Histogen Therapeutics, Inc., and have been prepared in accordance with GAAP. All intercompany balances and transactions have been eliminated upon consolidation.

The Company acquired Centro De Investigacion de Medicina Regenerativa, S.A. de C.V. (“CIMRESA”), a company in Mexico, during 2018 to facilitate a potential clinical development program for hair stimulating complex. This is a wholly-owned subsidiary intended to pursue registration with the COFEPRIS (Mexico equivalent to the United States Food and Drug Administration (“FDA”)). CIMRESA had no operational or financial activity for the three and nine months ended September 30, 2021 and 2020.

The Company holds a majority interest in Adaptive Biologix, Inc. (“AB”, formerly Histogen Oncology, LLC). AB was formed to develop and market applications for the treatment of cancer. The Company consolidates AB into its condensed consolidated financial statements.

Unaudited Interim Financial Information

The unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2021 and 2020 have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and GAAP. Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of Management, these unaudited interim condensed consolidated financial statements contain all adjustments necessary, all of which are of a normal and recurring nature, to present fairly the Company’s financial position, results of operations and cash flows. Interim results are not necessarily indicative of results for a full year or future periods. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes thereto for the year ended December 31, 2020 included in the Annual Report on Form 10-K that we filed with the SEC on March 11, 2021.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the periods presented. Management believes that these estimates and assumptions are reasonable, however, actual results may differ and could have a material effect on future results of operations and financial position. Though the impact of the COVID-19 pandemic on our business and operating results presents additional uncertainty, we continue to use the best information available to us in our critical accounting estimates.

Significant estimates and assumptions include the useful lives of property and equipment, discount rates used in recognizing contracts containing leases, unrecognized tax benefits, reserves for excess or obsolete inventory, stock-based compensation, and standalone selling price of revenue deliverables. Actual results may materially differ from those estimates.

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

A VIE is typically an entity for which the Company has less than a 100% equity interest but controls the decision making over the business and affairs of the entity, directs the decisions driving the economic performance of such entity, and participates in the profit and losses of such an entity. The Company weighed both quantitative and qualitative information about the different risks and reward characteristics of each entity and the significance of that entity to the consolidating group in the aggregate.

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

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments purchased with an original maturity date of ninety days or less to be cash equivalents. Cash and cash equivalents include cash in readily available checking, money market accounts, and brokerage accounts.

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

Customer Risk

During both the three months ended September 30, 2021 and 2020, one customer accounted for 100% of total revenues. During the nine months ended September 30, 2021 and 2020, one customer accounted for 88% and 100% of total revenues, respectively. Accounts receivable from the customer was $0.6 million and $0.1 million at September 30, 2021 and December 31, 2020, respectively.

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

Accounts Receivable

Accounts receivable are generally due within 30 days and are recorded at net realizable value, which is determined using historical experience. The Company maintains an allowance for doubtful accounts for potential credit losses. The allowance is based on an analysis of historical bad debt, current receivables aging, and expected future write-offs of uncollectible accounts, as well as an assessment of specific identifiable accounts considered at risk or uncollectible. Additions to the allowance for doubtful accounts include provisions for bad debt and deductions from the allowance for doubtful accounts include customer write-offs. Provision for doubtful accounts was not material for all periods presented.

Inventories

Inventories, consisting of raw materials, work in process, and finished goods, are valued at the lower of cost (first-in, first-out method) or net realizable value. The Company writes down excess and obsolete inventory to its estimated net realizable value based on management’s review of inventories on hand compared to estimated future usage and sales, shelf-life, and assumptions about the likelihood of obsolescence. The cost components of work in process and finished goods inventories include raw materials, direct labor, and an allocation of the Company’s overhead.

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

Valuation of Long-Lived Assets

Long-lived assets to be held and used, including property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. As of September 30, 2021, the Company has not recognized any impairment to long-lived assets.

Forward Purchase Contract

In late 2011, Private Histogen contracted for research services from EPS Global Research Pte. Ltd. (“EPS”) to conduct clinical trials and compile data from a study that took place in 2011 and 2013. The unpaid amount due for the services was approximately $0.3 million.

On January 26, 2017, Private Histogen and EPS entered into a Debt Settlement and Conversion Agreement (“Settlement Agreement”) whereby Private Histogen paid $50 thousand and issued EPS 14,342 shares of Series D convertible preferred stock. The Company is required to repurchase the shares at the higher of the remaining balance due, approximately $0.3 million at September 30, 2021 and December 31, 2020, or the market price of the shares at the time of repurchase, but no later than December 31, 2021. The Company has the sole option to initiate the timing of the repurchase of the shares (which were converted into shares of common stock upon the Merger) before the deadline date.

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

The Company determined the fair value of the liability to be approximately $0.3 million which is the value as if the repurchase commitment was exercised immediately. As of September 30, 2021, and December 31, 2020, the fair value of the EPS forward contract remained at approximately $0.3 million and is included in accrued liabilities in the accompanying condensed consolidated balance sheets.

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

Revenue Recognition

Product and License Revenue

The Company records revenue in accordance with ASC 606, Revenue from Contracts with Customers, whereby revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration expected to be received in exchange for those goods or services. A five-step model is used to achieve the core principle: (1) identify the customer contract, (2) identify the contract’s performance obligations, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations and (5) recognize revenue when (or as) a performance obligation is satisfied. The Company applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. Shipping charges billed to customers are included in product revenue and the related shipping costs are included in cost of product revenue. The Company applies the revenue recognition standard, including the use of any practical expedients, consistently to contracts with similar characteristics and in similar circumstances (See Note 5).

Grant Awards

In March 2017, the National Science Foundation (“NSF”), a government agency, awarded the Company a research and development grant to develop a novel wound dressing for infection control and tissue regeneration. The Company has concluded this government grant is not within the scope of ASC 606, as government entities generally do not meet the definition of a “customer” as defined by ASC 606. Payments received under the grant are considered conditional, non-exchange contributions under the scope of ASC 958-

605, Not-for-Profit Entities – Revenue Recognition, and are recorded as revenue in the period in which such conditions are satisfied. In reaching the determination that such payments should be recorded as revenue, management considered a number of factors, including whether the Company is a principal under the arrangement, and whether the arrangement is significant to, and part of, the Company’s ongoing operations. As of March 31, 2021, the Company had completed all obligations under the NSF development grant and, as such, no longer generates any revenues in connection with the research and development grant.

In September 2020, the Company was approved for a grant award from the U.S. Department of Defense (“DoD”) in the amount of approximately $2.0 million to partially fund the Company’s planned Phase 1/2 clinical trial of HST 003 for regeneration of cartilage in the knee. The Company will apply IAS 20, Accounting for Government Grants and Disclosure of Government Assistance, by analogy as there is no existing authoritative guidance under GAAP. Under the terms of the award, the DoD will reimburse the Company for certain allowable costs up to a maximum amount of approximately $2.0 million. The period of performance for the grant award substantially expires in September 2025 and is subject to annual and quarterly reporting requirements. As the DoD grant is a cost-type (reimbursement) grant, the Company must incur program expenses in accordance with the Statement of Work and approved budget in order to be reimbursed by the DoD. The Company will recognize funding received from the grant award as a reduction of research and development expenses in the period in which qualifying expenses have been incurred, as the Company is reasonably assured that the qualifying expenses will be reimbursed, and the funding is collectible. For the three and nine months ended September 30, 2021, qualifying expenses totaling $0.1 million and $0.4 million have been incurred with a corresponding reduction of research and development expenses related to the award, respectively. At both September 30, 2021 and December 31, 2020, $0.1 million was included in accounts receivable within the condensed consolidated balance sheets with respect to the DoD grant.

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

Acquired In-Process Research and Development Expense

The Company has acquired and may continue to acquire the rights to drug candidates in various stages of development. The up-front payments to acquire a drug candidate are immediately expensed as acquired in-process research and development, provided that the drug candidate has not obtained regulatory approval for marketing and, absent obtaining such approval, has no alternative future use.

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred income taxes are recorded for temporary differences between consolidated financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets and liabilities reflect the tax rates expected to be in effect for the years in which the differences are expected to reverse. No income tax expense or benefit was recorded for the three and nine months ended September 30, 2021 and 2020, due to the full valuation allowance on the Company’s net deferred tax assets. A valuation allowance is provided if it is more likely than not that some or all the deferred tax assets will not be realized.

The Company also follows the provisions of accounting for uncertainty in income taxes which prescribes a model for the recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, disclosure, and transition.

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

For both the three- and nine- month periods ended September 30, 2021 and 2020, diluted net loss per share attributable to common stockholders is equal to the basic net loss per share attributable to common stockholders as common stock equivalent shares from stock options and warrants were anti-dilutive.

The following table sets forth outstanding potentially dilutive shares that have been excluded from the calculation of diluted net loss per share attributable to common stockholders because of their anti-dilutive effect (in common stock equivalents):

	September 30, 2021	September 30, 2020
Outstanding stock options	2,601,911	1,499,123
Warrants to purchase common stock	15,079,078	4,929
Total	17,680,989	1,504,052

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

In order to determine the fair value, the Company considered, among other things, contemporaneous valuations of the Company’s common stock, the Company’s business, financial condition, and results of operations, including related industry trends affecting its operations; the likelihood of achieving various liquidity events; the lack of marketability of the Company’s common stock; the market performance of comparable publicly traded companies; and U.S. and global economic and capital market conditions.

Stock-Based Compensation

Stock Options

The Company recognizes stock-based compensation expense over the requisite service period on a straight-line basis. Employee and director stock-based compensation is measured based on estimated fair value of stock options as of the grant date, using the Black-Scholes option pricing model to calculate fair value. The Company uses the following assumptions for estimating fair value of option grants:

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In August 2020, the FASB issued ASU No. 2020-06 Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”). This new guidance is intended to simplify the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. Entities may adopt ASU 2020-06 using either a partial retrospective or fully retrospective method of transition. This ASU is effective for public business entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently evaluating the impact that this guidance will have on our consolidated financial statements.

2. Inventories

Inventories consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Raw materials	$61	$61
Work in process	—	239
Total	$61	$300

As of September 30, 2021, and December 31, 2020, no finished goods were included in inventories. During the nine months ended September 30, 2020, the Company recorded a write-off of inventory totaling $0.2 million that was recognized as a component of cost of product revenue in the accompanying condensed consolidated statement of operations.

3. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Lab and manufacturing equipment	$1,276	$1,235
Leasehold improvements	845	845
Office furniture and equipment	159	157
Software	48	—
Total	2,328	2,237
Less: accumulated depreciation and amortization	(2,039)	(1,966)
Property and equipment, net	$289	$271

Depreciation and amortization expense for the three months ended September 30, 2021 and 2020 were $27 thousand and $24 thousand, respectively. Depreciation and amortization for the nine months ended September 30, 2021 and 2020 were $73 thousand and $74 thousand, respectively.

4. Balance Sheet Details

Prepaid and other current assets consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Insurance	$981	$671
Security deposit	—	77
Prepaid rent	—	74
Clinical trial and other development study-related costs	206	42
Other	597	319
Total	$1,784	$1,183

Other assets consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Insurance	$789	$959
Deferred offering costs	—	708
Security deposit	400	250
Other	13	14
Total	$1,202	$1,931

Accrued liabilities consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Current portion of finance lease liabilities	$8	$8
Compensation	1,045	639
Clinical trial and other development study-related costs	134	226
Legal fees	252	52
Forward purchase contract	290	290
Offering costs	—	602
Other	133	63
Total	$1,862	$1,880

5. Revenues

The following is a summary description of the material revenue arrangements, including arrangements that generated revenues during the three and nine months ended September 30, 2021 and 2020.

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

Revenue related to the Additional Supply of CCM to Allergan has been deferred and will be recognized at the point in time in which deliveries are completed.  Revenue related to the Additional Supply of CCM to Allergan was zero and $0.3 million ($28 thousand of which was previously deferred) during the three and nine months ended September 30, 2021, respectively. Revenue for both the three and nine months ended September 30, 2020 was $0.4 million ($0.1 million of which was previously deferred). All deliveries of Additional Supply of CCM to Allergan have been completed as of March 31, 2021. Revenue related to the Potential Future Improvements has been deferred and amortized ratably over the remaining 9-year life of the patent, for which $5 thousand and $15 thousand of previously deferred revenue was recognized in revenue during each of the three months ended September 30, 2021 and 2020, and each of the nine months ended September 30, 2021 and 2020, respectively. The $0.9 million residual amount of the total transaction price allocated to the expanded license was recognized as license revenue upon transfer of the license to Allergan in January 2020.

In August 2021, unrelated to the Allergan Agreements, the Company agreed to a sale of CCM under a purchase order with Allergan.  The CCM sold to Allergan was initially manufactured by the Company for research and development purposes in support of its product candidates. In September 2021, the Company recognized $586 thousand of product revenue related to the sale. The Company does not have any additional purchase orders with Allergan for fulfillment.

Remaining Performance Obligation and Deferred Revenue

The remaining performance obligation is the Company’s obligation to share with Allergan any Potential Future Improvements to CCM identified through the Company’s research and development efforts.  Deferred revenue recorded for the Potential Future Improvements was $0.1 million as of September 30, 2021 and December 31, 2020. Deferred revenue is classified in current liabilities when the Company’s obligations to provide research for Potential Future Improvements is expected to be satisfied within twelve months of the balance sheet date.

Grant Revenue

In March 2017, the National Science Foundation (NSF), a government agency, awarded the Company a research and development grant to develop a novel wound dressing for infection control and tissue regeneration. Grant revenue recognized was zero and $0.1 million for the three and nine months ended September 30, 2021, respectively, and no grant revenue was recognized during 2020. As of March 31, 2021, the Company has completed all obligations under the NSF development grant and, as such, no longer generates any revenues in connection with the research and development grant.

Professional Services Revenue

The Company recognizes revenue for professional services which are based upon negotiated rates with the counterparty and are nonrefundable. Professional services fees are recognized as revenue over time as the underlying services are performed. Professional services revenue related to the Company’s assistance in establishing Allergan’s alternative manufacturing facility was zero for both the three and nine months ended September 30, 2021, and $0.1 million and $0.3 million for the three and nine months ended September 30, 2020, respectively.

Amerimmune Collaborative Development and Commercialization Agreement

In October 2020, the Company entered into a Collaborative Development and Commercialization Agreement (the “Amerimmune Agreement”) with Amerimmune to jointly develop emricasan for the potential treatment of COVID-19. The FDA approved an investigational new drug application (IND) to initiate a Phase 1 study of emricasan in mild COVID-19 patients to assess safety and tolerability in 2020. Under the Amerimmune Agreement, Amerimmune, at its expense and in collaboration with the Company, shall use commercially reasonable efforts to lead the development activities for emricasan. Amerimmune is responsible for conducting clinical trials and the Company agreed to provide reasonable quantities of emricasan for such purpose. Each party shall retain ownership of their legacy intellectual property and responsibility for ongoing patent application prosecution and maintenance costs. In addition, the Company granted Amerimmune an exclusive option, subject to certain terms and conditions, to an exclusive license to develop and commercialize emricasan throughout the world during the term of the Amerimmune Agreement.  After exercise of the option, Amerimmune, alone or in conjunction with one or more strategic partners, will use its commercially reasonable efforts to develop, manufacture, and commercialize emricasan and the Company will share the profits equally with Amerimmune.  No consideration will be transferred to the Company until profits, as defined in the Amerimmune Agreement, are generated by Amerimmune from developing or commercializing products.

The Company has identified multiple promises to deliver goods and services, which include at the inception of the agreement: (i) a license to technology and patents, information, and know-how; (ii) supply of emricasan, and (iii) collaboration, including the Company’s participation in a Joint Development Committee and Joint Partnering Committee. At inception and through September 30, 2021, the Company has identified one performance obligation for all the deliverables under the Amerimmune Agreement since the delivered elements are either not capable of being distinct or are not distinct within the context of the contract. No upfront consideration was exchanged between the parties and any consideration received will be dependent on the successful execution of a qualifying strategic partnership, as defined, on the successful commercialization of emricasan, or upon a change in control of Amerimmune, as defined.  Although the Company will recognize revenue upon the occurrence of one of these events, no such events have occurred as of September 30, 2021.

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

7. PUR Settlement

In April 2019, Private Histogen entered into a Settlement, Release and Termination Agreement (“PUR Settlement”) with PUR Biologics, LLC and its members which terminated the License, Supply and Operating Agreements between Private Histogen and PUR, eliminated Private Histogen’s membership interest in PUR, and returned all in-process research and development assets to Private Histogen (the “Development Assets”). The agreement also provided indemnifications and complete releases by and among the parties. The acquisition of the Development Assets was accounted for as an asset acquisition in accordance with ASC 805-50-50, Acquisition of Assets Rather than a Business.

As consideration for the reacquisition of the Development Assets, Private Histogen compensated PUR with both equity and cash components, including 167,323 shares of Series D convertible preferred stock with a fair value of $1.75 million and a potential cash payout of up to $6.25 million (the “Cap Amount”). Private Histogen paid PUR $0.5 million in upfront cash, forgave approximately $22 thousand of accounts receivable owed by PUR to Private Histogen, and settled an outstanding payable of PUR of approximately $23 thousand owed to a third-party. The Company is also obligated to make milestone and royalty payments, including (a) a $0.4 million payment upon the unconditional acceptance and approval of a New Drug Application or Pre-Market Approval Application by the US FDA related to the Development Assets, (b) a $0.4 million commercialization milestone upon reaching gross sales (by the Company or licensee) of $0.5 million of products incorporating the Development Assets, and (c) a five percent (5%) royalty on net revenues collected by Histogen from commercial sales (by the Company or licensee) of products incorporating the Development Assets. The aforementioned cash payments, along with any future milestone and royalty payments, are all applied against the Cap

Amount. In accordance with ASC 450, Contingencies, amounts for the milestone and royalty payments will be recognized when it is probable that the related contingent liability has been incurred and the amount owed is reasonably estimated. No amounts for the milestone and royalty payments have been recorded as a contingent liability at September 30, 2021 and December 31, 2020.

8. Paycheck Protection Program Loan

In April 2020, Private Histogen applied for and received loan proceeds in the amount of $0.5 million (the “PPP Loan”) under the PPP as government aid for payroll, rent, and utilities. The application for these funds required the Company to, in good-faith, certify that the current economic uncertainty made the loan request necessary to support the ongoing operations of the Company. This certification further required the Company to take into account its current business activity and its ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. The certification made by the Company did not contain any objective criteria and is subject to interpretation. Based in part on the Company’s assessment of other sources of liquidity, the uncertainty associated with future revenues created by the COVID-19 pandemic and related governmental responses, and the going concern uncertainty reflected in the Company’s consolidated financial statements, the Company believed in good-faith that it met the eligibility requirements for the PPP Loan. If, despite the good-faith belief that given the Company’s circumstances all eligibility requirements for the PPP Loan were satisfied, it is later determined that the Company had violated any applicable laws or regulations or it is otherwise determined that the Company was ineligible to receive the PPP Loan, it may be required to repay the PPP Loan in its entirety and/or be subject to additional penalties and potential liabilities.

On June 5, 2020, the Paycheck Protection Program Flexibility Act was signed into law, extending the PPP Loan forgiveness period from eight weeks to twenty-four weeks after loan origination, extending the initial deferral period of principal and interest payments from six months to ten months after the loan forgiveness period, reducing the required amount of payroll expenditures from 75% to 60%, removing the prior ban on borrowers taking advantage of payroll tax deferral after loan forgiveness, and allowing for the amendment of the maturity date on existing loans from two years to five years.

On March 8, 2021 the Company applied for PPP loan forgiveness with its lender and subsequently received approval from the lender on April 2, 2021. The Company, in good-faith, believes it maintained compliance with the PPP program requirements. On May 21, 2021, the Small Business Administration granted its forgiveness of 100% of the loan or $0.5 million. The gain on forgiveness is reported as a component of other income in the condensed consolidated statement of operations.

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

The placement agent warrants, which are recorded as a component of stockholders’ equity, were valued at an aggregate $0.1 million using the Black-Scholes option pricing model based on the following assumptions: expected volatility of 79.6%, risk-free interest rate of 0.41%, expected dividend yield of 0.00%, and an expected term of 5.0 years.

At September 30, 2021, no warrants associated with the November 2020 Offering have been exercised.

January 2021 Offering of Common Stock

In January 2021, the Company completed an S-1 offering (the “January 2021 Offering”) of an aggregate of 11,600,000 shares of common stock, pre-funded warrants to purchase up to 2,400,000 shares of its common stock, and common stock warrants to purchase up to an aggregate of 14,000,000 shares of common stock. To the extent that an investor determines, at their sole discretion, that they would beneficially own in excess of the Beneficial Ownership Limitations (or as such investor may otherwise choose), in lieu of purchasing shares of Common Stock and Common Warrants, such investor could have elected to purchase Pre-Funded Warrants and Common Warrants at the Pre-Funded Purchase Price in lieu of the shares of Common Stock and Common Warrants in such a manner to result in the same aggregate purchase price being paid by such investor to the Company. The combined purchase price of one share of common stock and the accompanying common stock warrant was $1.00, and the combined purchase price of one pre-funded warrant and accompanying common stock warrant was $0.9999. The common stock warrants are exercisable for five (5) years at an exercise price of $1.00 per share. The pre-funded warrants are immediately exercisable at an exercise price of $0.0001 per share and may be exercised at any time until all of the pre-funded warrants are exercised in full. Placement agent warrants were issued to purchase up to 700,000 shares of common stock, are immediately exercisable for an exercise price of $1.25, and are exercisable for five (5) years following the date of issuance. The Company received gross proceeds of $14.0 million and incurred placement agent’s fees and other offering expenses of approximately $1.9 million.

The warrants and placement agent warrants were valued at $7.2 million and $0.3 million, respectively, using the Black-Scholes option pricing model based on the following assumptions: expected volatility 80.08%, risk-free interest rate 0.38%, expected dividend yield 0.00%, and an expected term of 5.0 years.

As of September 30, 2021, a total of 6,721,200 warrants issued in the January 2021 Offering to purchase shares of common stock have been exercised and the Company issued 6,721,200 shares of its common stock. The Company received gross proceeds of approximately $6.8 million.

At September 30, 2021, the Company had 7,751,300 shares and 227,500 shares of common stock reserved for issuance pursuant to the warrants and placement agent’s warrants, respectively, issued by the Company in the January 2021 Offering, at an exercise price of $1.00 per share and $1.25 per share, respectively.

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

At September 30, 2021, no warrants associated with the June 2021 Offering have been exercised.

At September 30, 2021, the Company had 4,781,840 shares and 298,865 shares of common stock reserved for issuance pursuant to the warrants and placement agent’s warrants, respectively, issued by the Company in the June 2021 Offering, at an exercise price of $1.00 per share and $1.375 per share, respectively.

Common Stock Purchase Agreement with Lincoln Park

In July 2020, the Company entered into a common stock purchase agreement (the “2020 Purchase Agreement”) with Lincoln Park which provides that, upon the terms and subject to the conditions and limitations in the 2020 Purchase Agreement,  Lincoln Park is committed to purchase up to an aggregate of $10.0 million of shares of the Company’s common stock at the Company’s request from time to time during a 24 month period that began in July 2020 and at prices based on the market price of the Company’s common stock at the time of each sale. Upon execution of the 2020 Purchase Agreement, the Company sold 328,516 shares of common stock at $3.04399 per share to Lincoln Park for gross proceeds of $1.0 million. During the year ended December 31, 2020, the Company sold an additional 300,000 shares of common stock to Lincoln Park for gross proceeds of approximately $0.5 million. In addition, in consideration for entering into the 2020 Purchase Agreement and concurrently with the execution of the 2020 Purchase Agreement, the Company issued 66,964 shares of its common stock to Lincoln Park.  During the three and nine months ended September 30, 2021 the Company did not sell any shares of common stock to Lincoln Park and approximately $8.5 million, or 1.6 million shares of common stock, remains available for sale under the 2020 Purchase Agreement, subject to limitations on the amount of securities the Company may sell under its effective registration statement on Form S-3 within any 12-month period.

Common Stock Warrants

In 2016, Private Histogen issued warrants to purchase common stock as consideration for settlement of prior liability claims. The warrants for the purchase of up to 3,583 common shares at an exercise price of $23.08 per share expired on July 31, 2021.

In addition, at September 30, 2021, warrants to purchase 1,346 shares of common stock with an exercise price of $74.30 per share remain outstanding that were issued by Conatus in connection with obtaining financing in 2016. These warrants expire on July 3, 2023.

See warrant discussion above in connection with the November 2020 Offering, the January 2021 Offering, and the June 2021 Offering.

Stock-Based Compensation

Equity Incentive Plans

On December 18, 2017, Private Histogen established the Histogen Inc. 2017 Stock Plan (the “2017 Plan”). Under the 2017 Plan, Private Histogen was authorized to issue a maximum aggregate of 837,208 shares of common stock with adjustments for unissued or forfeited shares under the predecessor plan (the Histogen Inc. 2007 Stock Plan). In April 2019, Private Histogen amended the 2017 Plan, which increased the number of common stock available for grants by 326,711 shares. The 2017 Plan permitted the issuance of incentive stock options (“ISOs”), non-statutory stock options (“NSOs”), and Stock Purchase Rights. NSOs could be granted to employees, directors, or consultants, while ISOs could be granted only to employees. Options granted vest over a maximum period of four years and expire ten years from the date of grant.  In connection with the closing of the Merger, no further awards will be made under the 2017 Plan.

In May 2020, in connection with the closing of the Merger, the Company’s stockholders approved the Company’s 2020 Incentive Award Plan (the “2020 Plan”). The maximum number of shares of the Company’s common stock available for issuance under the 2020 Plan equals the sum of (a) 850,000 shares; (b) any shares of common stock of the Company which are subject to awards under the Conatus 2013 Equity Incentive Plan (the “Conatus 2013 Plan”) as of the effective date of the 2020 Plan which become available for issuance under the 2020 Plan after such date in accordance with its terms; and (c) an annual increase on the first day of each calendar year beginning with the January 1 of the calendar year following the effectiveness of the 2020 Plan and ending with the last January 1 during the initial ten-year term of the 2020 Plan, equal to the lesser of (i) five percent of the number of shares of the Company’s common stock outstanding (on an as-converted basis) on the final day of the immediately preceding calendar year, and (ii) such lesser number of shares of the Company’s common stock as determined by the Company’s board of directors.

Additionally, in connection with the closing of the Merger, no further awards will be made under the Conatus 2013 Plan. As of September 30, 2021, 97,930 fully vested options remain outstanding under the Conatus 2013 Plan with a weighted average exercise price of $42.90 per share.

The following summarizes the activity related to the Company’s stock options under the 2017 Plan and the 2020 Plan for the nine months ended September 30, 2021:

	Options Outstanding	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2020	1,592,187	$3.06	6.20	$108
Granted	1,224,320	$0.97
Exercised	—	$—
Cancelled or forfeited	(312,526)	$1.72
Outstanding at September 30, 2021	2,503,981	$2.22	6.93	$108
Vested and exercisable at September 30, 2021	1,149,993	$2.52	4.50	$108

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

On May 26, 2020, in connection with the closing of the Merger, 48,517 options of the Liquidity Option Shares became fully vested as the performance condition was achieved. For the three and nine months ended September 30, 2021, the Company recognized $14 thousand and $42 thousand, respectively, in compensation expense related to the market-based options, all of which is recorded in general and administrative expense in the accompanying condensed consolidated statements of operations. As of September 30, 2021, there was $0.4 million of total unrecognized compensation cost related to unvested market condition-based options.

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

Valuation of Stock Option Awards

The following weighted-average assumptions were used to calculate the fair value of awards granted to employees, non-employees, and directors:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Expected volatility	79.40%	—%	78.40%	76.30%
Risk-free interest rate	0.87%	—%	0.72%	0.45%
Expected term (in years)	5.63	—	6.03	6.25
Expected dividend yield	—%	—%	—%	—%

The compensation cost that has been included in the accompanying condensed consolidated statements of operations for all stock-based compensation arrangements is detailed as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of product revenue	$—	$(3)	$—	$16
Research and development	(10)	2	162	8
General and administrative	179	126	505	432
Total	$169	$125	$667	$456

As of September 30, 2021, total unrecognized compensation cost related to unvested options, including unvested market condition-based options, was approximately $1.5 million which is expected to be recognized over a weighted-average period of 3.4 years.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance is as follows:

	As of September 30,
	2021	2020
Common stock warrants	15,079,078	4,929
Common stock options issued and outstanding	2,601,371	1,499,123
Common stock available for issuance under stock plans	312,209	725,881
Total	17,992,658	2,229,933

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

The terms of the lease agreement include six months of rent abatement at lease commencement and a tenant improvement allowance of up to $2.2 million. The tenant improvements are required to be permanently affixed to the leased office and laboratory space and do not constitute leasehold improvements of the Company. During the construction period of the tenant improvements, the lease agreement requires the Company to relocate its operations to a similar Sycamore property whereby monthly rent is substantially reduced for the duration of the construction period. The lease is subject to additional variable charges for common area maintenance, insurance, taxes, and other operating costs. At lease commencement, the Company recognized a right-of-use asset and operating lease liability totaling approximately $4.5 million. The Company used a discount rate based on its estimated incremental borrowing rate to determine the right-of-use asset and operating lease liability amounts to be recognized. The Company determined its incremental borrowing rate based on the term and lease payments of the new operating lease and what it would normally pay to borrow, on a collateralized basis, over a similar term for an amount equal to the lease payments. Operating lease expense is recognized on a straight-line basis over the lease term. The terms of the lease required the Company to provide the landlord a security deposit of $0.3 million as collateral for a letter of credit issued to be held throughout the lease term. This security deposit is included in other assets in the accompanying consolidated balance sheets.

In June 2021, the Company entered into the First Amendment to Lease (the “Amendment”). Pursuant to the Amendment, among other things, the Company and Sycamore agreed (i) to substitute the temporary premises, (ii) to delay the start of construction and the timing of the Company’s relocation to the replacement temporary premises, (iii) to increase the tenant improvement allowance from $2.2 million to $2.3 million, (iv) to increase the letter of credit amount from $0.3 million to $0.4 million upon commencement of the tenant improvements, and (v) to review potential subsequent reductions to the security deposit and related letter of credit requirement at certain time intervals along the lease term provided that the Company is not in default. As a result of the modification, the lease liability was remeasured using the incremental borrowing rate at the modification date and a corresponding reduction of $0.3 million was recorded to both the lease liability and right-of-use-asset.

In connection with the closing of the Merger, the Company assumed Conatus’ noncancelable operating lease agreement, as amended, for certain office space with a lease term that expired on September 30, 2020. Upon close of the Merger, the Company recognized a right-of-use asset and operating lease liability in the amount of $0.1 million and $0.2 million, respectively, related to the Conatus lease. Prior to the Merger, Conatus entered into a sub-lease agreement with a third party to lease the whole office space for the remainder of the lease term.

The Company leases certain office equipment that is classified as a finance lease. As of September 30, 2021, the weighted-average remaining term of the Company’s operating and finance lease was 9.9 years and 2.7 years, respectively.

The Company recognizes right-of-use assets and lease liabilities at the lease commencement date based on the present value of future minimum lease payments over the lease term. The discount rate used to determine the present value of the lease payments is the rate implicit in the lease unless that rate cannot be readily determined, in which case, the Company utilizes its incremental borrowing rate in determining the present value of the future minimum lease payments. As of September 30, 2021, the weighted-average discount rate for the Company’s operating and finance lease was 12.2% and 10.0%, respectively.

The Company does not record leases with an initial term of 12 months or less on the consolidated balance sheets. Expense for these short-term leases is recognized on a straight-line basis over the lease term. The Company has elected the practical expedient to combine lease and non-lease components into a single component for all classes of underlying assets.

At September 30, 2021, future minimum payments of lease liabilities were as follows (in thousands):

	Operating Leases	Finance Lease
2021(remaining 3 months)	$-	$3
2022	695	10
2023	780	10
2024	803	4
2025	827	—
Thereafter	5,183	—
Total minimum lease payments	8,288	27
Less: imputed interest	(3,686)	(4)
Total future minimum lease payments	4,602	23
Less: current obligations under leases	—	(8)
Noncurrent lease obligations	$4,602	$15

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

11. Related Parties

Lordship

Lordship, with its predecessor entities along with its principal owner, Jonathan Jackson, have invested and been affiliated with Private Histogen since 2010. As of September 30, 2021, and December 31, 2020, Lordship controlled approximately 5.6% and 16% of the Company’s outstanding voting shares, respectively, and currently holds two Board of Director seats.

In November 2012, Private Histogen entered into a Strategic Relationship Success Fee Agreement with Lordship (the “Success Fee Agreement”). The Success Fee Agreement causes certain payments to be made from the Company to Lordship equal to 1% of certain product revenues and 10% of certain license and royalty revenues. The Success Fee Agreement also stipulates that, if the Company engages in a merger or sale of all or substantially all (defined as 90% or more) of its assets or equity to a third party, then the Company has the option to terminate the agreement by paying Lordship the fair market value of future payments with the minimum payment being at least equal to the most recent annual payments Lordship has received. The Success Fee Agreement was amended in August 2016 and in January 2020 but continues to carry the same rights to certain payments. The Company recognized $6 thousand and $4 thousand expense to Lordship for the three months ended September 30, 2021 and 2020, respectively, and $10 thousand and $0.1 million for the nine months ended September 30, 2021 and 2020, respectively, all of which is included in general and administrative expenses on the accompanying condensed consolidated statements of operations. As of September 30, 2021, and December 31, 2020, there was a balance of $12 thousand and $14 thousand, respectively, paid to Lordship included in other assets on the accompanying condensed consolidated balance sheet in connection with the deferral of revenue from the Allergan License Agreements.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with (i) our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the period ended September 30, 2021 (this “Quarterly Report”). As further described in Note 1 – Description of Business and Note 6 – Merger in our condensed consolidated financial statements included elsewhere in this Quarterly Report, Private Histogen was determined to be the accounting acquirer in the Merger. Accordingly, the pre-Merger historical financial information presented in this Quarterly Report reflects the standalone financial statements of Private Histogen and, therefore, period-over-period comparisons may not be meaningful. In addition, references to the Company’s operating results prior to the Merger will refer to the operating results of Private Histogen. Except as otherwise indicated herein or as the context otherwise requires, references in this Quarterly Report to “Histogen” “the Company,” “we,” “us” and “our” refer to Histogen Inc., a Delaware corporation, on a post-Merger basis, and the term “Private Histogen” refers to the business of privately-held Histogen Inc. prior to completion of the Merger.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements, including statements regarding:

•	any impact of the COVID-19 pandemic, or responses to the pandemic, on our business, collaborations, clinical trials or personnel;

•	our expectations regarding the potential benefits of our strategy, platform, product candidates, and technology;

•	our expectations regarding our product candidates, collaborations, and related benefits;

•	our beliefs regarding our industry;

•	our beliefs regarding the success, cost and timing of our product candidate development and collaboration activities and current and future clinical trials and studies;

•	our beliefs regarding the potential markets for our product candidates and collaborations and our ability to serve those markets;

•	our ability to attract and retain key personnel;

•

our estimates regarding the sufficiency of our cash and cash equivalents to fund our operations and our ability to obtain funding for our operations, including funding necessary to complete further development and any commercialization of our product candidates; and

•	regulatory developments in the United States, or U.S. and foreign countries, with respect to our product candidates.

These statements involve known and unknown risks, uncertainties, and other important factors that may cause our actual results, performance, and achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of these terms or other comparable terminology. These forward-looking statements are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of risks, uncertainties, and assumptions, including those described in Part II, Item 1A, “Risk Factors.” The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Moreover, we operate in an evolving environment.  New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

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

Our technology is based on the discovery that growing fibroblast cells under simulated embryonic conditions induces them to become multipotent with stem cell-like properties without using embryonic stem cells or animal components. The environment created by our proprietary process is designed to mimic the conditions within the womb — very low oxygen and suspension. When cultured under these conditions, the fibroblast cells generate biological materials, growth factors and proteins, that have the potential to stimulate a person’s own stem cells to activate and replace/regenerate damaged cells and tissue. We believe our proprietary, reproducible manufacturing process provides targeted solutions that harness the body’s inherent regenerative power across a broad range of therapeutic indications including joint cartilage regeneration, spinal disc repair, and rejuvenation of other soft tissues such as tendon and ligament.

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

Under our core technology platform, our pipeline of novel therapeutics focused on orthopedic indications includes two candidates in development; HST 003, a treatment for joint cartilage repair, and HST 004, a treatment for spinal disc repair. In addition, we retained development and commercialization rights to emricasan, an asset previously developed by Conatus Pharmaceuticals Inc. (“Conatus”), which is being jointly developed with our collaboration partner, Amerimmune, for the potential treatment of COVID-19.

•

HST 003 is a human extracellular matrix, or hECM, intended for regenerating hyaline cartilage for the treatment of articular cartilage defects in the knee, with a novel, malleable scaffold that stimulates the body’s own stem cells. In September 2020, we were awarded a $2.0 million grant by the Peer Reviewed Orthopaedic Research Program (“PRORP”) of the U.S. Department of Defense (“DoD”) to partially fund a Phase 1/2 clinical trial of HST 003 for regeneration of cartilage in the knee. The U.S. Army Medical Research Acquisition Activity, 820 Chandler Street, Fort Detrick MD, 21702, is the awarding and administering acquisition office. The views expressed in this filing are ours and may not reflect the official policy or position of the Department of the Army, Department of Defense, or the U.S. Government. In December 2020, we filed an investigational new drug application (“IND”) for the initiation of a Phase 1/2 clinical trial to evaluate the safety and efficacy of HST 003, implanted within microfracture interstices and the cartilage defect in the knee to regenerate hyaline cartilage in combination with a microfracture procedure. In January 2021, we announced that the FDA had notified the company that the IND for the planned Phase 1/2 clinical trial of HST 003 was placed on clinical hold. The hold was due to additional chemistry, manufacturing, and controls (“CMC”) information required for the FDA to complete their review.  Following the receipt of the written clinical hold letter on February 3, 2021, we submitted a complete response letter to the FDA on February 19, 2021. In March 2021, the FDA confirmed that Histogen had satisfactorily addressed all clinical hold questions and could proceed with initiation of the planned Phase 1/2 clinical trial of HST 003 and in June 2021, we initiated the trial and anticipate top line results in the fourth quarter of 2022.

•

HST 004 is a CCM solution intended to be administered through an intradiscal injection for spinal disc repair.  Initial preclinical research has shown that the growth- and repair-factor enriched HST 004 stimulates stem cells from the spinal disc to proliferate and secrete aggrecan and collagen II, regenerate normal matrix and cell tissue structure, and restore disc height. HST 004 was also shown to both reduce inflammation and protease activity and upregulate aggrecan production in an ex vivo spinal disc model. In the second quarter of 2021, we initiated IND enabling activities for HST 004 and expect to file an IND in the third quarter of 2022.

•

Emricasan is an orally available pan-caspase inhibitor being jointly developed with our partner Amerimmune for the potential treatment of COVID-19. On October 26, 2020, we entered into a Collaborative Development and Commercialization Agreement with Amerimmune, pursuant to which Amerimmune, at its expense and in collaboration with us, shall use commercially reasonable efforts to lead the development activities for emricasan. We filed and received permission from the FDA for an IND to initiate a Phase 1 study of emricasan in mild COVID-19 patients to assess safety and tolerability.  In March 2021, we, together with our partner, Amerimmune, announced dosing the first patient in the Phase 1 study and in June 2021, we, and our partner Amerimmune, announced top line results from the Phase 1 study of emricasan in mild symptomatic COVID-19 patients to assess safety, tolerability, and preliminary efficacy. The study demonstrated that emricasan was safe and well-tolerated during the 14 days of dosing and at the day 45 follow-up, as compared to placebo with no reports of serious adverse events. Patients who completed treatment with emricasan had a complete resolution of the symptoms most commonly associated with mild COVID-19, such as cough, headache, and fatigue at day 7 and continued through day 45. Patients in the placebo arm who completed the study did not experience COVID-19 associated symptom resolution at any time point out to day 45. In September 2021, we, together with our partner Amerimmune, finalized a Phase 2 trial design for emricasan and initiated a process on strategic partnering options.

•

Other Pipeline Product Candidates – Our pipeline also includes pre-clinical candidates focused on soft tissues such as tendon and ligament. Pre-clinical proof of concept studies are ongoing, and we anticipate initial data in the fourth quarter of 2021.

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

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer-side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improvement property. The Company continues to examine the impact that the CARES Act may have on its business. Currently, the Company is unable to determine the impact that the CARES Act will have on its financial condition, results of operations, or liquidity. The CARES Act also appropriated funds for the U.S. Small Business Administration Paycheck Protection Program (“PPP”) loans that are forgivable in certain situations to promote continued employment, as well as Economic Injury Disaster Loans to provide liquidity to small businesses harmed by COVID-19. See Note 8 – Paycheck Protection Program Loan for further information.

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

Since our inception through September 30, 2021, we had accumulated losses of $74.5 million and expect to incur operating losses and generate negative cash flows from operations for the foreseeable future. Through September 30, 2021, we have devoted a substantial portion of our efforts to raising capital, building infrastructure, and conducting preclinical studies, clinical trials, and product development activities. We incurred net losses of $11.9 million and $15.3 million for the nine months ended September 30, 2021 and 2020, respectively.

We have not yet established an ongoing source of revenues sufficient to cover our operating costs and have funded our activities to date from debt and equity financings, government funding, and license revenues. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates. Substantially all of our net losses have resulted from costs incurred in connection with advancing our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant and increasing operating losses for at least the next several years. We expect that our expenses and capital funding requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

•	execute a phase 1b/2a clinical trial for HST 003 for the treatment of articular cartilage defects;
•	file an IND for HST 004;
•	continue development of emricasan;
•	maintain, expand, and protect our intellectual property portfolio;
•	seek regulatory approvals for any product candidates that successfully complete clinical trials; and
•	add operational, financial, and management information systems and personnel, including personnel to support our planned product development.

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

As of September 30, 2021, the Company has accumulated losses of $74.5 million and expects to incur operating losses and generate negative cash flows from operations for the foreseeable future. As of September 30, 2021, we had approximately $19.2 million in cash and cash equivalents.  In addition, the Company has an agreement in place with Lincoln Park providing for the sale of up to $10.0 million of common stock, of which $8.5 million, or 1.6 million shares of common stock, remains available to be sold. Based on the Company’s current business plan and related operating budget, management believes that existing cash and cash equivalents will be sufficient to fund our obligations into December 2022.

License Agreement

Allergan License and Supply Agreements

In July 2017, the Company and Allergan entered into a letter agreement to transfer Suneva Medical, Inc.’s Amended and Restated License and Supply Agreements (collectively the “Allergan Agreements”) to Allergan, which grants exclusive rights to commercialize our CCM skin care ingredient worldwide, excluding South Korea, China, and India, in exchange for royalty payments to us based on Allergan’s sales of product including the licensed ingredient. Through December 31, 2020, we entered into several amendments to the

Allergan Agreements to, among other things, expand Allergan’s license rights, identify exclusive and non-exclusive fields of use, and clarify responsibilities related to regulatory filings. For these amendments to the License Agreements, we have received cash payments of $19.5 million through September 30, 2021. The Allergan Agreements also include a potential future milestone payment of $5.5 million if Allergan’s net sales of products containing our CCM skin care ingredient exceeds $60 million in any calendar year through December 31, 2027.

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

On January 17, 2020, the Company and Allergan amended the Allergan Agreements, further clarifying the fields of use, the product definition, and rights to certain improvements, as well as us agreeing to supply additional CCM in 2020 and provide further technical assistance to Allergan (the cost of which was reimbursed to the Company), for a one-time payment of $1.0 million. Our obligation to supply additional CCM to Allergan was satisfied during the first quarter of 2021.

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

Amerimmune Collaborative Development and Commercialization Agreement

In October 2020, the Company entered into a Collaborative Development and Commercialization Agreement (the “Amerimmune Agreement”) with Amerimmune to jointly develop emricasan for the potential treatment of COVID-19. The FDA approved an investigational new drug application (IND) to initiate a Phase 1 study of emricasan in mild COVID-19 patients to assess safety and tolerability in 2020. Under the Amerimmune Agreement, Amerimmune, at its expense and in collaboration with the Company, shall use commercially reasonable efforts to lead the development activities for emricasan. Amerimmune is responsible for conducting clinical trials and the Company agreed to provide reasonable quantities of emricasan for such purpose. Each party shall retain ownership of their legacy intellectual property and responsibility for ongoing patent application prosecution and maintenance costs. In addition, the Company granted Amerimmune an exclusive option, subject to certain terms and conditions, to an exclusive license to develop and commercialize emricasan throughout the world during the term of the Amerimmune Agreement.  After exercise of the option, Amerimmune, alone or in conjunction with one or more strategic partners, will use its commercially reasonable efforts to develop, manufacture, and commercialize emricasan and the Company will share the profits equally with Amerimmune.  No consideration will be transferred to the Company until profits, as defined in the Amerimmune Agreement, are generated by Amerimmune from developing or commercializing products.

The Company has identified multiple promises to deliver goods and services, which include at the inception of the agreement: (i) a license to technology and patents, information, and know-how; (ii) supply of emricasan and (iii) collaboration, including the Company’s participation in a Joint Development Committee and Joint Partnering Committee. At inception and through March 31, 2021, the Company has identified one performance obligation for all the deliverables under the Amerimmune Agreement since the delivered elements are either not capable of being distinct or are not distinct within the context of the contract. No upfront consideration was exchanged between the parties and any consideration received will be dependent on the successful execution of a qualifying strategic partnership, as defined, on the successful commercialization of emricasan, or upon a change in control of Amerimmune, as defined.  Accordingly, the Company will recognize revenue upon the occurrence of one of these events.

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

We accrue all research and development costs in the period for which they are incurred. Costs for certain development activities are recognized based on an evaluation of the progress to completion of specific tasks using information and data provided to us by our vendors, collaborators, and third-party service providers. Advance payments for goods or services to be received in future periods for use in research and development activities are deferred and then expensed as the related goods are delivered and as services are performed.

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

Our direct research and development expenses are tracked by product candidate and consist primarily of external costs, such as fees paid under third-party license agreements and to outside consultants, contract research organizations (“CROs”), contract manufacturing organizations, and research laboratories in connection with our preclinical development, process development, manufacturing, and clinical development activities. We do not allocate employee costs and costs associated with our discovery efforts, laboratory supplies and facilities, including other indirect costs, to specific product candidates because these costs are deployed across multiple programs and, as such, are not separately classified. We use internal resources primarily to conduct our research as well as for managing our preclinical development, process development, manufacturing, and clinical development activities. These employees work across multiple programs and, therefore, we do not track our costs by product candidate unless such costs are includable as subaward costs. The following table shows our research and development expenses by type of activity (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Pre-clinical and clinical	$675	$373	$2,081	$1,121
Salaries and benefits	1,230	641	3,590	1,655
Facilities and other costs	433	520	1,195	1,586
Total research and development expenses	$2,338	$1,534	$6,866	$4,362

We cannot determine with certainty the timing of initiation, the duration, or the completion costs of current or future preclinical studies and clinical trials of our product candidates due to the inherently unpredictable nature of preclinical and clinical development, including any potential expanded dosing beyond the original protocols based, in part, on ongoing clinical success. Clinical and preclinical development timelines, the probability of success and development costs can differ materially from expectations. We anticipate that we will make determinations as to which product candidates to pursue and how much funding to direct to each product candidate on an ongoing basis in response to the results of ongoing and future preclinical studies and clinical trials, regulatory developments, and our ongoing assessments of each product candidate’s commercial potential. We will need to raise substantial additional capital in the future. In addition, we cannot forecast which product candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.

General and Administrative

General and administrative expenses consist primarily of personnel-related costs, insurance costs, facility costs, and professional fees for legal, patent, consulting, investor and public relations, accounting, and audit services. Personnel-related costs consist of salaries, benefits, and stock-based compensation. We expect our general and administrative expenses to increase substantially as we: (i) incur additional costs associated with being a public company, including audit, legal, regulatory, and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance premiums, and investor relations costs, (ii) hire additional personnel, and (iii) protect our intellectual property.

Other Income (Expense)

Interest Income

Interest income consists of interest earned on our cash equivalents, which consist of money market funds. Our interest income has not been significant due to low interest earned on invested balances.

Other Income

Other income primarily consists of the Paycheck Protection Program Loan forgiven by the Small Business Administration on May 21, 2021.

Results of Operations

Comparison of Three Months Ended September 30, 2021 and 2020

The following table summarizes our results of operations for the three months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,
	2021	2020	Change
Revenues
Product	$586	$419	167
Grant	—	—	-
License	5	5	-
Professional services	—	71	(71)
Total revenues	591	495	96
Operating expenses
Cost of product revenue	—	263	(263)
Cost of professional services revenue	—	62	(62)
Acquired in-process research and development	—	—	—
Research and development	2,338	1,534	804
General and administrative	2,110	1,982	128
Total operating expenses	4,448	3,841	607
Loss from operations	(3,857)	(3,346)	(511)
Total other income (expense)	(1)	83	(84)
Net loss	$(3,858)	$(3,263)	$(595)

Revenues

For the three months ended September 30, 2021 and 2020, we recognized product revenues of $0.6 million and $0.4 million, respectively. The net increase of $0.2 million for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020 was due to a one-time unanticipated sale of CCM to Allergan, unrelated to the Allergan Agreements.  As of March 31, 2021, all obligations of Histogen related to the additional supply of CCM to Allergan under the Allergan Agreements had been completed.

License revenue remained flat for each of the three months ended September 30, 2021 and 2020. During both periods, $5 thousand of deferred revenue was recognized in relation to the Potential Future Improvements remaining performance obligation currently being amortized over the remaining 9-year patent life.

For the three months ended September 30, 2021 and 2020, we recognized professional services revenues of zero and $0.1 million, respectively. The year-over-year decrease is due to the completion of technology transfer obligations of Histogen under the Allergan Agreements.

Total Operating Expenses

Cost of Revenues

For the three months ended September 30, 2021 and 2020, we recognized cost of product revenue of zero and $0.3 million, respectively, related to the sale of CCM to Allergan under the Allergan Agreements.  As of March 31, 2021, all obligations of Histogen related to the additional supply of CCM to Allergan under the Allergan Agreements had been completed.

For the three months ended September 30, 2021 and 2020, we recognized costs of professional services of zero and $0.1 million, respectively, related to the completion of technology transfer obligations of Histogen under the Allergan Agreements.

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2021 and 2020 were $2.3 million and $1.5 million, respectively. The net increase of $0.8 million for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020 was primarily due to both personnel-related expenses and expanded development costs of our product candidates, partially offset by $0.1 million in qualifying reimbursable expenses in connection with the DoD grant.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2021 and 2020 were relatively flat at $2.1 million and $2.0 million, respectively.

Other Income (Expense)

During the three months ended September 30, 2020, the Company recognized $0.1 million of sublease income offset by $25 thousand in interest expense.

Comparison of the Nine Months Ended September 30, 2021 and 2020

	Nine Months Ended September 30,
	2021	2020	Change
Revenues
Product	$892	$419	473
Grant	113	—	113
License	22	877	(855)
Professional services	—	285	(285)
Total revenues	1,027	1,581	(554)
Operating expenses
Cost of product revenue	220	424	(204)
Cost of professional services revenue	—	248	(248)
Acquired in-process research and development	—	7,144	(7,144)
Research and development	6,866	4,362	2,504
General and administrative	6,264	4,753	1,511
Total operating expenses	13,350	16,931	(3,581)
Loss from operations	(12,323)	(15,350)	3,027
Total other income (expense)	467	55	412
Net loss	$(11,856)	$(15,295)	$3,439

Revenues

For the nine months ended September 30, 2021 and 2020, we recognized product revenues of $0.9 million and $0.4 million, respectively. The increase of $0.5 million for the nine months ended September 30, 2021 was due to a one-time unanticipated sale of CCM to Allergan, unrelated to the Allergan Agreements.  As of March 31, 2021, all obligations of Histogen related to the additional supply of CCM to Allergan under the Allergan Agreements had been completed.

For the nine months ended September 30, 2021 and 2020, we recognized grant revenue of $0.1 million and zero, respectively. The related revenue is associated with a research and development grant awarded to the Company from the NSF. As of March 31, 2021, all work required by Histogen under the grant was completed.

For the nine months ended September 30, 2021 and 2020, we recognized license revenue of $22 thousand and $0.9 million, respectively. The revenue in both periods is associated with the Allergan Agreement amendments. During both periods, $15 thousand of deferred revenue was recognized in relation to the Potential Future Improvements remaining performance obligation currently being amortized over the remaining 9-year patent life. The year over year decrease is primarily due to the recognition of the allocated proceeds received upon the transfer of the expanded license to Allergan in January 2020.

For the nine months ended September 30, 2021 and 2020, we recognized professional services revenues of zero and $0.3 million, respectively. The revenue for the first nine months of 2020 relates to the technology transfer obligations of Histogen under the Allergan Agreements. All obligations in connection with the technology transfer have been completed during 2020 and no further revenues will be generated.

Total Operating Expenses

Cost of Revenues

For the nine months ended September 30, 2021 and 2020, we recognized cost of product revenue of $0.2 million and $0.4 million, respectively. For the nine months ended September 30, 2021, the cost of product revenue relates to product sold to Allergan under the Allergan Agreements and for the nine months ended September 30, 2020, the cost of product relates to both product sold to Allergan under the Allergan Agreements and scrapped inventory.

For the nine months ended September 30, 2021 and 2020, we recognized costs of professional services of zero and $0.2 million, respectively, related to the completion of technology transfer obligations of Histogen under the Allergan Agreements.

Acquired In-Process Research and Development

In the nine months ended September 30, 2020, the Company incurred $7.1 million for in-process research and development acquired in connection with the Merger.

Research and Development Expenses

Research and development expenses for the nine months ended September 30, 2021 and 2020 were $6.9 million and $4.4 million, respectively. The increase of $2.5 million for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 was primarily due to both increases in expanded development costs of our product candidates and personnel related expenses, partially offset by $0.4 million in qualifying reimbursable expenses in connection with the DoD grant.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2021 and 2020 were $6.3 million and $4.8 million, respectively. The increase of $1.5 million for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 was primarily due to increases in personnel related expenses and insurance costs offset by reductions in accounting fees.

Other Income (Expense)

During the nine months ended September 30, 2021, the Company recognized $0.5 million in other income primarily associated with the PPP loan forgiveness granted by the Small Business Administration in connection with the Paycheck Protection Program Loan.

Liquidity and Capital Resources

From inception through September 30, 2021, we had accumulated losses of $74.5 million and expect to incur operating losses and generate negative cash flows from operations for the foreseeable future. As of September 30, 2021, we had $19.2 million in cash and cash equivalents.

We have not yet established ongoing sources of revenues sufficient to cover our operating costs and will need to continue to raise additional capital to support our future operating activities, including progression of our development programs, preparation for potential commercialization, and other operating costs. Our plans with regard to these matters include entering into a combination of additional debt or equity financing arrangements, strategic partnerships, collaboration and licensing arrangements, or other similar arrangements. There can be no assurance that we will be able to obtain additional financing on terms acceptable to us, on a timely basis or at all.

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

At September 30, 2021, no warrants associated with the November 2020 Offering have been exercised.

January 2021 Common Stock Offering

In January 2021, the Company completed an S-1 offering (the “January 2021 Offering”) of an aggregate of 11,600,000 shares of common stock, prefunded warrants to purchase up to 2,400,000 shares of its common stock, and common stock warrants to purchase up to an aggregate of 14,000,000 shares of common stock. To the extent that an investor determines, at their sole discretion, that they would beneficially own in excess of the Beneficial Ownership Limitations (or as such investor may otherwise choose), in lieu of purchasing shares of Common Stock and Common Warrants, such investor may elect to purchase Pre-Funded Warrants and Common Warrants at the Pre-Funded Purchase Price in lieu of the shares of Common Stock and Common Warrants in such a manner to result in the same aggregate purchase price being paid by such investor to the Company. The combined purchase price of one share of common stock and the accompanying common stock warrant was $1.00, and the combined purchase price of one pre-funded warrant and accompanying common stock warrant was $0.9999. The common stock warrants are exercisable for five years at an exercise price of $1.00 per share. The pre-funded warrants are immediately exercisable at an exercise price of $0.0001 per share and may be exercised at any time until all of the prefunded warrants are exercised in full. Placement agent warrants were issued to purchase up to 700,000 shares of common stock, are immediately exercisable for an exercise price of $1.25, and are exercisable for five years following the date of issuance. The Company received gross proceeds of $14.0 million and incurred placement agent’s fees and other offering expenses of approximately $1.9 million.

As of September 30, 2021, a total of 6,721,200 warrants issued in the January 2021 Offering to purchase shares of common stock have been exercised and the Company issued 6,721,200 shares of its common stock. The Company received gross proceeds of approximately $6.8 million.

At September 30, 2021, the Company had 7,751,300 shares and 227,500 shares of common stock reserved for issuance pursuant to the warrants and placement agent’s warrants, respectively, issued by the Company in the January 2021 Offering, at an exercise price of $1.00 per share and $1.25 per share, respectively.

June 2021 Common Stock Offering

In June 2021, the Company completed a registered direct offering (the “June 2021 Offering”) of an aggregate of 5,977,300 shares of common stock, together with accompanying warrants to purchase up to an aggregate of 4,781,840 shares of common stock, at a public offering price of $1.10 per share. The accompanying warrants permit the investor to purchase additional shares equal to 80% of the number of shares of the Company’s common stock purchased by the investor. The warrants have an exercise price of $1.00 per share, are immediately exercisable, and expire five and a half (5.5) years following the date of issuance. In addition, the Company’s placement agent was issued compensatory warrants equal to 5.0%, or 298,865 shares, of the aggregate number of shares of common stock sold in the offering, which are immediately exercisable for an exercise price of $1.375 and expire five (5) years following the date of issuance on June 7, 2026. The Company received gross proceeds of $6.6 million and incurred cash-based placement agent fees and other offering expenses of approximately $0.9 million.

At September 30, 2021, no warrants associated with the June 2021 Offering have been exercised.

At September 30, 2021, the Company had 4,781,840 shares and 298,865 shares of common stock reserved for issuance pursuant to the warrants and placement agent’s warrants, respectively, issued by the Company in the June 2021 Offering, at an exercise price of $1.00 per share and $1.375 per share, respectively.

Common Stock Purchase Agreement with Lincoln Park

In July 2020, the Company entered into a common stock purchase agreement (the “2020 Purchase Agreement”) with Lincoln Park which provides that, upon the terms and subject to the conditions and limitations in the 2020 Purchase Agreement,  Lincoln Park is committed to purchase up to an aggregate of $10.0 million of shares of the Company’s common stock at the Company’s request from time to time during a 24 month period that began in July 2020 and at prices based on the market price of the Company’s common stock at the time of each sale. Upon execution of the 2020 Purchase Agreement, the Company sold 328,516 shares of common stock at $3.04399 per share to Lincoln Park for gross proceeds of $1.0 million. During the year ended December 31, 2020, the Company sold an additional 300,000 shares of common stock to Lincoln Park for gross proceeds of approximately $0.5 million. In addition, in consideration for entering into the 2020 Purchase Agreement and concurrently with the execution of the 2020 Purchase Agreement, the Company issued 66,964 shares of its common stock to Lincoln Park. During the three and nine months ended September 30, 2021 the Company did not sell any shares of common stock to Lincoln Park and approximately $8.5 million, or 1.6 million shares of common stock, remains available for sale under the 2020 Purchase Agreement, subject to limitations on the amount of securities the Company may sell under its effective registration statement on Form S-3 within any 12-month period.

Additional Common Stock Warrants

In 2016, Private Histogen issued warrants to purchase common stock as consideration for settlement of prior liability claims. The warrants for the purchase of up to 3,583 common shares at an exercise price of $23.08 per share expired on July 31, 2021.

In addition, at September 30, 2021, warrants to purchase 1,346 shares of common stock with an exercise price of $74.30 per share remain outstanding that were issued by Conatus in connection with obtaining financing in 2016. These warrants expire on July 3, 2023.

Cash Flow Summary for the Nine Months Ended September 30, 2021 and 2020

The following table shows a summary of our cash flows for the nine months ended September 30, 2021 and 2020 (in thousands):

	Nine Months Ended September 30,
	2021	2020
Net cash provided by (used in)
Operating activities	$(11,814)	$(7,980)
Investing activities	(91)	10,975
Financing activities	24,347	1,839
Net increase in cash, cash equivalents and restricted cash	$12,442	$4,834

Operating activities

Net cash used in operating activities was $11.8 million for the nine months ended September 30, 2021, resulting from our net loss of $11.9 million, which included total non-cash charges of $0.7 million related to stock-based compensation, PPP loan forgiveness of $0.5 million, and a $0.2 million change in our operating assets and liabilities.

Net cash used in operating activities was $8.0 million for the nine months ended September 30, 2020, resulting from our net loss of $15.3 million, which included non-cash charges of $7.9 million primarily related to acquired in-process research and development in connection with the Merger and stock-based compensation, and a $0.5 million change in our operating assets and liabilities.

Investing activities

Net cash used by investing activities was $0.1 million for the nine months ended September 30, 2021, all of which was related to the purchase of property and equipment.

Net cash provided by investing activities was $11.0 million for the nine months ended September 30, 2020, consisting of cash of $12.8 million received in connection with the Merger, offset by payments for acquisition-related costs and purchases of property and equipment.

Financing activities

Net cash provided by financing activities was $24.3 million for the nine months ended September 30, 2021, resulting primarily from the sales of our common stock through S-1 and S-3 offerings coupled with the exercise of warrants issued in connection with the S-1 offering, offset by $0.2 million in payments made on financed insurance premiums.

Net cash provided by financing activities was $1.8 million for the nine months ended September 30, 2020, resulting primarily from sales of our common stock and the proceeds of the PPP Loan.

Funding Requirements

We believe our existing cash and cash equivalents will be sufficient to meet our anticipated cash requirements into December 2022. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Additionally, the process of testing product candidates in clinical trials is costly, and the timing of progress, potential dose expansions beyond our planned study protocols based in part on our clinical progress, and expenses in these trials is uncertain.

Our future capital requirements will depend on many factors, including:

•

the type, number, scope, progress, expansions, results, costs, and timing of our preclinical studies and clinical trials of our product candidates which we are pursuing or may choose to pursue in the future;

•	the costs and timing of manufacturing for our product candidates, including commercial manufacturing if any product candidate is approved;
•	the costs, timing, and outcome of regulatory review of our product candidates;
•	the costs of obtaining, maintaining, and enforcing our patents and other intellectual property rights;
•	our efforts to enhance operational systems and hire additional personnel to satisfy our obligations as a public company, including enhanced internal controls over financial reporting;
•	the costs associated with hiring additional personnel and consultants as our preclinical and clinical activities increase;
•	the costs and timing of establishing or securing sales and marketing capabilities if any product candidate is approved;
•	our ability to achieve sufficient market acceptance, adequate coverage and reimbursement from third-party payors, and adequate market share and revenue for any approved products;
•	the terms and timing of establishing and maintaining collaborations, licenses, and other similar arrangements;
•	the impact of any natural disasters or public health crises, such as the COVID-19 pandemic; and
•	costs associated with any products or technologies that it may in-license or acquire.

Until such time, if ever, as we can generate substantial product revenues to support our cost structure, we expect to finance our losses from operations and capital funding needs through a combination of equity offerings, debt financings, government funding and other sources, including potentially collaborations, licenses, and other similar arrangements. To the extent we raise additional capital through the sale of convertible debt or equity securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends. If we raise funds through collaborations, licenses, and other similar arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs, or product candidates, or grant licenses on terms that may not be favorable to us and/or may reduce the value of our common stock. If we are unable to raise additional funds through debt or equity financings when needed, we may be required to delay, limit, reduce, or terminate our product development or future commercialization efforts or grant rights to develop and market our product candidates even if we would otherwise prefer to develop and market such product candidates by ourselves. There can be no assurance that we will be able to obtain any sources of financing on acceptable terms, or at all.

We may be unable to raise additional funds on acceptable terms or at all. As a result of the COVID-19 pandemic and actions taken to slow its spread, the global credit and financial markets have recently experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. If we are unable to raise additional funds, we may be required to delay, limit, reduce, or terminate our product development or future commercialization efforts or grant rights to develop and market our product candidates even if we would otherwise prefer to develop and market such product candidates ourselves.

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

Our estimates are based on our historical experience, trends, and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Though the impact of the COVID-19 pandemic to our business and operating results presents additional uncertainty, we continue to use the best information available to us in our critical accounting estimates.

We consider our critical accounting policies and estimates to be related to research and development expenses and accruals and revenue recognition. There have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2021 from those disclosed in “Histogen’s Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies,” included in the 2020 Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

Contractual Obligations and Commitments

There have been no material changes during the nine months ended September 30, 2021 to our contractual obligations disclosed in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2020 Annual Report on Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We are a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, with the participation of our Management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2021, the end of the period covered by this report. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our last fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

•	Clinical drug development involves uncertain outcomes, and results of earlier studies and trials may not be predictive of future trial results.
•	If development of our product candidates does not produce favorable results, we, and our collaborators, may be unable to commercialize these products.
•	We expect to continue to incur significant research and development expenses, which may make it difficult for us to attain profitability.
•

We will need to raise additional capital; however, it may be unavailable to us or, even if capital is obtained, may cause dilution, or place significant restrictions on our ability to operate our business, including progressing development of our pipeline candidates.

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

Risks Related to Owning Our Common Stock

•	The market price of our common stock has been and may continue to be volatile.
•	Raising additional capital may cause dilution to our existing stockholders, restrict our operations, or require us to relinquish rights to our technologies or product candidates.
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

RISK FACTORS

Investing in our securities involves a high degree of risk. You should carefully consider the following risks factors, together with all of the other information included or incorporated by reference in this Quarterly Report on Form 10-Q, including our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The risks described below are material risks currently known, expected or reasonably foreseeable by us. However, the risks described below are not the only ones that we face. Additional risks not presently known to us or that we currently deem immaterial may also affect our business, operating results, prospects, or financial condition. If any of these risks actually materialize, our business, prospects, financial condition, and results of operations could be seriously harmed. This could cause the trading price of our common stock to decline, resulting in a loss of all or part of your investment.

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

Our operations to date have been limited to organizing, staffing, and financing our company, applying for patent rights, manufacturing on a clinical scale, undertaking clinical trials of our product candidates, and engaging in research and development. As a result, we have limited historical operations upon which to evaluate our business and prospects and have not yet demonstrated an ability to obtain marketing approval for any of our product candidates or successfully overcome the risks and uncertainties frequently encountered by companies in the biopharmaceutical industry. We also have generated limited revenues from licensing agreements or product sales to date and continue to incur significant research and development and other expenses. As a result, we have not been profitable and have incurred significant operating losses in every reporting period since our inception, except for the year ended December 31, 2017. For the nine months ended September 30, 2021 and for the years ended December 31, 2020 and 2019, we reported net losses of $11.9 million, $18.9 million, and $3.0 million, respectively, and had an accumulated deficit of $74.5 million as of September 30, 2021.

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

We have two product candidates currently in clinical development, HST 003 for the treatment of articular cartilage defects in the knee and HST 004 for the treatment of spinal disc repair. We have spent significant time, money, and effort on the development of our product candidates, HST 003, HST 004, emricasan, and other pre-clinical assets. To date, no pivotal clinical trials designed to provide clinically and statistically significant proof of efficacy, or to provide sufficient evidence of safety to justify approval, have been completed with any of our product candidates. Success in preclinical studies and early clinical trials does not ensure that later clinical trials will generate adequate data to demonstrate the efficacy and safety of a therapeutic candidate.

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

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials relating to our product candidates may not be predictive of the results of later-stage clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or safety profiles, notwithstanding promising results in earlier trials. For example, our most recent Phase 1b/2a for HST 001 failed to achieve statistical significance. We cannot be certain that any of our current or future clinical trials will be successful and support regulatory approval in any jurisdiction. Failure in one indication may have negative consequences for the development of our product candidates for other indications. Any such failure may harm our business, prospects, and financial condition

If development of our product candidates does not produce favorable results, we, and our collaborators, may be unable to commercialize these products.

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

In addition, since we do not currently possess the resources necessary to complete development and commercialize our product candidates or any other product candidates that we may develop, we have entered into and may seek to enter into license agreements to assist in the development and potential future commercialization of some or all of our product candidates as a component of our strategic plan. For example, we entered into a Collaborative Development and Commercialization Agreement with Amerimmune, pursuant to which Amerimmune, at its expense and in collaboration with us, shall use commercially reasonable efforts to lead the development activities for emricasan for COVID-19. See “Risk Factor – “We expect to depend on collaborations with third parties for the research, development and commercialization of certain of the product candidates we may develop. If any such collaborations are not successful, we may not be able to realize the market potential of those product candidates”.

We expect to continue to incur significant research and development expenses, which may make it difficult for us to attain profitability.

We expect to expend substantial funds in research and development, including preclinical studies and clinical trials of our product candidates, and to manufacture and market any product candidates in the event they are approved for commercial sale. We also may need additional funding to develop or acquire complementary companies, technologies, and assets, as well as for working capital requirements and other operating and general corporate purposes. Moreover, our planned increases in staffing will dramatically increase our costs in the near and long-term. Because of the numerous risks and uncertainties associated with drug development, we are unable to predict the timing or amount of our expenses, or when we will be able to generate any meaningful revenue or achieve or maintain profitability, if ever. In addition, our expenses could increase beyond our current expectations if we are required by the FDA, or foreign regulatory agencies, to perform studies in addition to those that we currently anticipate, or if there are any delays in any of our or our future collaborators’ clinical trials or the development of any of our product candidates. Even if one or more of our product candidates is approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved product candidate and ongoing compliance efforts.

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

As of September 30, 2021, we had accumulated losses of $74.5 million and expect to incur operating losses and generate negative cash flows from operations for the foreseeable future. As of September 30, 2021, we had approximately $19.2 million in cash and cash equivalents.  In addition, we have an agreement in place with Lincoln Park providing for the sale of up to $10.0 million of common stock, of which $8.5 million, or 1.6 million common shares, remained available to be sold. Based on our current business plan and related operating budget, management believes that existing cash and cash equivalents will be sufficient to fund our obligations into December 2022.

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

Our operations have required substantial amounts of cash since inception. To date, we have funded our operations primarily through the sale of our preferred and common stock. We are currently advancing two product candidates through clinical development, and have several other product candidates in preclinical development, as well as early-stage research projects. Developing our product candidates is expensive, and we expect to continue to spend substantial amounts as we fund our early-stage research projects and continue to advance our programs through preclinical and clinical development. Even if we are successful in developing our product candidates, obtaining regulatory approvals, and launching and commercializing any product candidate will require substantial additional funding. Since we will be unable to generate sufficient, if any, cash flow to fund our operations for the foreseeable future, we will need to seek additional equity or debt financing to provide the capital required to maintain or expand our operations.

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

Our future capital requirements will depend on many factors, including, but not limited to:

•	the scope, rate of progress, results and cost of our clinical trials, preclinical studies, and other related activities;
•	our ability to establish and maintain strategic licensing or other arrangements and the financial terms of such arrangements;
•	the timing of, and the costs involved in, obtaining regulatory approvals for any of our current or future product candidates;
•	the number and characteristics of the product candidates we seek to develop or commercialize;
•	the cost of manufacturing clinical supplies, and establishing commercial supplies, of our product candidates;
•	the cost of commercialization activities if any of our current or future product candidates are approved for sale, including marketing, sales, and distribution costs;
•	the expenses needed to attract and retain skilled personnel;
•	the costs associated with being a public company;
•	the amount of revenue, if any, received from commercial sales of our product candidates, should any of our product candidates receive marketing approval;
•	the costs involved in preparing, filing, prosecuting, maintaining, defending, and enforcing possible patent claims, including litigation costs and the outcome of any such litigation; and
•	the impact of any natural disasters or public health crises, such as the COVID-19 pandemic.

If we raise additional capital by issuing common stock under the Lincoln Park arrangement, or any other equity securities or securities convertible into equity, the percentage ownership of our existing stockholders may be reduced, and accordingly these stockholders may experience substantial dilution. We may also issue equity securities that provide for rights, preferences, and privileges senior to those of our common stock. Given our need for cash and that equity issuances are the most common type of fundraising for similarly situated companies, the risk of dilution is particularly significant for our stockholders.

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

We expect to depend on collaborations with third parties for the research, development, and commercialization of certain of the product candidates we may develop. If any such collaborations are not successful, we may not be able to realize the market potential of those product candidates.

We anticipate seeking third-party collaborators for the research, development, and commercialization of certain of the product candidates we may develop. For example, we entered into a Collaborative Development and Commercialization Agreement with Amerimmune, pursuant to which Amerimmune, at its expense and in collaboration with us, shall use commercially reasonable efforts to lead the development activities for emricasan for COVID-19. For any such arrangements with third parties, we will likely have shared or limited control over the amount and timing of resources that our collaborators dedicate to the development or potential commercialization of any product candidates we may seek to develop with them. Our ability to generate revenue from these arrangements with commercial entities will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. We cannot predict the success of any collaboration that we enter into.

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

Our product candidates may cause undesirable side effects that could delay or prevent their regulatory approval or commercialization or have other significant adverse implications on our business, financial condition, and results of operations.

Undesirable side effects observed in clinical trials or in supportive preclinical studies with our product candidates could interrupt, delay, or halt their development and could result in the denial of regulatory approval by the FDA or comparable foreign authorities for any or all targeted indications or adversely affect the marketability of any such product candidates that receive regulatory approval. In turn, this could eliminate or limit our ability to commercialize our product candidates.

Our product candidates may exhibit adverse effects in preclinical toxicology studies and adverse interactions with other drugs. There are also risks associated with additional requirements the FDA or comparable foreign authorities may impose for marketing approval with regard to a particular disease.

Our product candidates may require a risk management program that could include patient and healthcare provider education, usage guidelines, appropriate promotional activities, a post-marketing observational study, and ongoing safety and reporting mechanisms, among other requirements. Prescribing could be limited to physician specialists or physicians trained in the use of the drug or could be limited to a more restricted patient population. Any risk management program required for approval of our product candidates could potentially have an adverse effect on our business, financial condition, and results of operations.

Undesirable side effects involving our product candidates may have other significant adverse implications on our business, financial condition, and results of operations. For example:

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

We intend to expand our existing pipeline of core assets by advancing drug compounds from current ongoing discovery programs into clinical development. However, the process of researching and discovering drug compounds is expensive, time-consuming, and unpredictable. Data from our current preclinical programs may not support the clinical development of our lead compounds or other compounds from these programs, and we may not identify any additional drug compounds suitable for recommendation for clinical development. Moreover, any drug compounds we recommend for clinical development may not demonstrate, through preclinical studies, indications of safety and potential efficacy that would support advancement into clinical trials. Such findings would potentially impede our ability to maintain or expand our clinical development pipeline. Our ability to identify new drug compounds and advance them into clinical development also depends upon our ability to fund our research and development operations, and we cannot be certain that additional funding will be available on acceptable terms, or at all.

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

In addition, once a clinical trial has begun, it may be suspended or terminated by us, our licensees, the institutional review boards, or data safety monitoring boards charged with overseeing our clinical trials, the FDA, or comparable foreign authorities due to a number of factors, including:

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

If we experience delays in the completion or termination of any clinical trial of our product candidates, the commercial prospects of our product candidates will be harmed, and our ability to commence product sales and generate product revenues from any of our product candidates will be delayed. In addition, any delays in completing our clinical trials will increase our costs and slow down our product candidate development and approval process. Delays in completing our clinical trials could also allow our competitors to obtain marketing approval before we do or shorten the patent protection period during which we may have the exclusive right to commercialize our product candidates. Any of these occurrences may harm our business, financial condition, and prospects significantly. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates.

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

A pandemic, epidemic or outbreak of an infectious disease, such as COVID-19, or the perception of their effects, may materially and adversely affect our business, operations, and financial condition.

Outbreaks of epidemic, pandemic, or contagious diseases, such as COVID-19, have and may continue to significantly disrupt our business. Such outbreaks pose the risk that we or our employees, contractors, suppliers, and other partners may be prevented from conducting business activities for an indefinite period of time due to spread of the disease, or due to shutdowns that may be requested or mandated by federal, state, and local governmental authorities both within and outside the United States. Business disruptions could include disruptions or restrictions on our ability to travel, as well as temporary closures of our facilities and the facilities of clinical trial sites, service providers, suppliers, or contract manufacturers. While it is not possible at this time to estimate the overall impact that the COVID-19 pandemic could have on our business, the continued rapid spread of COVID-19, both across the United States and through much of the world, and the measures taken by the governments of countries and local authorities has disrupted and could delay advancing our product pipeline, could delay our clinical trials, and could delay our overall development activities. Any of these effects could adversely affect our ability to obtain regulatory approval for and to commercialize our product candidates, increase our operating expenses and have a material adverse effect on our business, prospects, and financial condition.

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

We continue to evaluate the impact COVID-19 may have on our ability to effectively conduct our business operations as planned while taking into account regulatory, institutional, and government guidance and policies, but there can be no assurance that we will be able to avoid part or all of any impact from the spread of COVID-19 or its consequences. Any shutdowns or other business interruptions could result in material and negative effects to our ability to conduct our business in the manner and on the timelines presently planned, which could have a material adverse effect on our business, prospects, and financial condition.

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

We intend to rely upon third-party CROs, medical institutions, clinical investigators, and contract laboratories to monitor and manage data for our ongoing preclinical and clinical programs. Nevertheless, we maintain responsibility for ensuring that each of our clinical trials and preclinical studies is conducted in accordance with the applicable protocol, legal, regulatory, and scientific standards, and our reliance on these third parties does not relieve us of our regulatory responsibilities. We and our CROs and other vendors are required to comply with current requirements on good manufacturing practices (“cGMP”), good clinical practices (“GCP”) and good laboratory practice (“GLP”) which are a collection of laws and regulations enforced by the FDA, and comparable foreign authorities for all of our product candidates in clinical development. Regulatory authorities enforce these regulations through periodic inspections of preclinical study and clinical trial sponsors, principal investigators, preclinical study and clinical trial sites, and other contractors. If we or any of our CROs or vendors fails to comply with applicable regulations, the data generated in our preclinical studies and clinical trials may be deemed unreliable and the FDA, or comparable foreign authorities may require us to perform additional preclinical studies and clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP regulations. In addition, our clinical trials must be conducted with products produced consistent with cGMP regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the development and regulatory approval processes.

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

The clinical development, manufacturing, labeling, storage, record-keeping, advertising, promotion, export, marketing, and distribution of our product candidates are subject to extensive regulation by the FDA and other U.S. regulatory agencies, or comparable authorities in foreign markets. In the U.S., neither us nor our licensees are permitted to market our product candidates until we or our licensees receive approval of a Biologics License Application (“BLA”), new drug application (“NDA”), or Premarket Application (“PMA”) from the FDA or receive similar approvals abroad. The process of obtaining these approvals is expensive, often takes many years, and can vary substantially based upon the type, complexity and novelty of the product candidates involved. Approval policies or regulations may change and may be influenced by the results of other similar or competitive products, making it more difficult for us to achieve such approval in a timely manner or at all. Any guidance that may result from recent FDA advisory panel discussions may make it more expensive to develop and commercialize such product candidates. In addition, as a company, we have not previously filed BLAs, NDAs, or PMAs with the FDA or filed similar applications with other foreign regulatory agencies. This lack of experience may impede our ability to obtain FDA or other foreign regulatory agency approval in a timely manner, if at all, for our product candidates for which development and commercialization is our responsibility.

Despite the time and expense invested, regulatory approval is never guaranteed. The FDA or comparable foreign authorities can delay, limit, or deny approval of a product candidate for many reasons, including:

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

We could encounter delays if physicians encounter unresolved ethical issues associated with enrolling patients in clinical trials of our product candidates in lieu of prescribing existing treatments that have established safety and efficacy profiles. Further, a clinical trial may be suspended or terminated by us, the IRBs in the institutions in which such trials are being conducted, the data monitoring committee for such trial, or by the FDA or other regulatory authorities due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product candidate, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. If we experience termination of, or delays in the completion of, any clinical trial of our product candidates, the commercial prospects for such product candidate will be harmed, and our ability to generate product revenues will be delayed. In addition, any delays in completing our clinical trials will increase our costs, slow down our product development and approval process and jeopardize our ability to commence product sales and generate revenues. Any of these occurrences may harm our business, prospects, financial condition, and results of operations significantly. Furthermore, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of a product candidate.

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

Obtaining and maintaining regulatory approval for a product candidate in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in other jurisdictions. For example, even if the FDA grants marketing approval for a product candidate, comparable regulatory authorities in foreign countries must also approve the manufacturing, marketing, and promotion of the product candidate in those countries. Approval procedures vary amongst jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the United States, including additional preclinical studies or clinical trials. In many countries outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that country. In some cases, the price that we intend to charge for our products is also subject to approval.

Regulatory authorities in countries outside of the United States also have requirements for approval of product candidates that we must comply with prior to marketing in those countries. Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties, and costs for us and could delay or prevent the introduction of our products in certain countries.

Further, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not ensure approval in any other country, while a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory approval process in others. Also, regulatory approval for any product candidate may be withdrawn. A failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in others. If we fail to comply with the regulatory requirements in international markets and/or receive applicable marketing approvals, our target market will be reduced and our ability to realize the full market potential of a product candidate will be harmed, which would adversely affect our business, prospects, financial condition, and results of operations.

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

However, if we are found to have promoted our products for any off-label uses, the federal government could levy civil, criminal, or administrative penalties, and seek fines against us. Such enforcement has become more common in the industry. The FDA or comparable foreign authorities could also request that we enter into a consent decree or a corporate integrity agreement or seek a permanent injunction against us under which specified promotional conduct is monitored, changed, or curtailed. If we cannot successfully manage the promotion of our product candidates, if approved, we could become subject to significant liability, which would materially adversely affect our business, financial condition, and results of operations.

Even if we obtain regulatory approval for a product candidate, the product may not gain market acceptance among physicians, patients, and others in the medical community.

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

If a product candidate is approved but fails to achieve market acceptance among physicians, patients, or others in the medical community, we will not be able to generate significant revenues, which would have a material adverse effect on our business, prospects, financial condition, and results of operations.

If our competitors have product candidates that are approved faster, marketed more effectively, are better tolerated, have a more favorable safety profile, or are demonstrated to be more effective than ours, our commercial opportunity may be reduced or eliminated.

The biopharmaceutical industry is characterized by rapidly advancing technologies, intense competition, and a strong emphasis on proprietary products. While we believe that our technology, knowledge, experience, and scientific resources provide us with competitive advantages, we face potential competition from many different sources, including commercial biopharmaceutical enterprises, academic institutions, government agencies and private and public research institutions. Any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future.

Many of our competitors have significantly greater financial resources and expertise in research and development, manufacturing, preclinical studies, clinical trials, regulatory approvals, and marketing approved products than we do. Some of our competitors include companies such as Johnson & Johnson, Merck & Co, Inc., Mesoblast, Ltd, and DiscGenics Inc. Smaller or early-stage companies may also prove to be significant competitors, particularly through license arrangements with large and established companies. Our competitors may succeed in developing technologies and therapies that are more effective, better tolerated or less costly than any which we are developing, or that would render our product candidates obsolete and noncompetitive. Even if we obtain regulatory approval for any of our product candidates, our competitors may succeed in obtaining regulatory approvals for their products earlier than we do. We will also face competition from these third parties in recruiting and retaining qualified scientific and management personnel, in establishing clinical trial sites and patient registration for clinical trials, and in acquiring and in-licensing technologies and products complementary to our programs or advantageous to our business.

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

The process of manufacturing our product candidates is complex, highly regulated, and subject to several risks. For example, the process of manufacturing our product candidates is extremely susceptible to product loss due to contamination, equipment failure or improper installation or operation of equipment, or vendor or operator error. Even minor deviations from normal manufacturing processes for any of our product candidates could result in reduced production yields, product defects, and other supply disruptions. If microbial, viral, or other contaminations are discovered in our product candidates or in the manufacturing facilities in which our product candidates are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. In addition, the manufacturing facilities in which our product candidates are made could be adversely affected by equipment failures, labor shortages, natural disasters, public health crises, pandemics, and epidemics, such as the current coronavirus disease 2019 (COVID-19), power failures and numerous other factors.

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

The regulatory authorities also may, at any time following approval of a product for sale, audit the manufacturing facilities of our third-party contractors. If any such inspection or audit identifies a failure to comply with applicable regulations or if a violation of our product specifications or applicable regulations occurs independent of such an inspection or audit, we or the relevant regulatory authority may require remedial measures that may be costly or time consuming for us or a third party to implement, and that may include the temporary or permanent suspension of a clinical trial or commercial sales or the temporary or permanent closure of a facility. Any such remedial measures imposed upon us or third parties with whom we contract could materially harm our business, financial condition, and results of operations.

If we or any of our third-party manufacturers fail to maintain regulatory compliance, the FDA or comparable foreign authorities can impose regulatory sanctions including, among other things, refusal to approve a pending application for a product candidate, withdrawal of an approval, or suspension of production. As a result, our business, financial condition, and results of operations may be materially and adversely affected.

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

These factors could cause us to incur higher costs and could cause the delay or termination of clinical trials, regulatory submissions, required approvals, or commercialization of our product candidates. Furthermore, if our suppliers fail to meet contractual requirements and we are unable to secure one or more replacement suppliers capable of production at a substantially equivalent cost, our clinical trials may be delayed, or we could lose potential revenue.

Any license agreement that we may enter into in the future may not be successful, which could adversely affect our ability to develop and commercialize our current and potential future product candidates.

We may seek license agreements with biopharmaceutical companies for the development or commercialization of our current and potential future product candidates. To the extent that we decide to enter into license agreements, we will face significant competition in seeking appropriate licensees. Moreover, license agreements are complex, and time consuming to negotiate, execute and implement. We may not be successful in our efforts to establish and implement license agreements or other alternative arrangements should we choose to enter into such arrangements, and the terms of the arrangements may not be favorable to us. If and when we enter into additional license agreements with a third party for development and commercialization of a product candidate, we can expect to relinquish some or all of the control over the future success of that product candidate to the third party. The success of our license agreements will depend heavily on the efforts and activities of our licensees. Licensees generally have significant discretion in determining the efforts and resources that they will apply to the product candidate.

Disagreements between parties to a license arrangement can lead to delays in developing or commercializing the applicable product candidate and can be difficult to resolve in a mutually beneficial manner. In some cases, licenses with biopharmaceutical companies and other third parties are terminated or allowed to expire by the other party. Any such termination or expiration would adversely affect our business, financial condition, and results of operations.

If we are unable to develop our own commercial organization or enter into agreements with third parties to sell and market our product candidates, we may be unable to generate significant revenues.

We do not have a sales and marketing organization, and we have no experience as a company in the sales, marketing, and distribution of pharmaceutical products. If any of our product candidates are approved for commercialization, we may be required to develop our sales, marketing, and distribution capabilities, or make arrangements with a third party to perform sales and marketing services. Developing a sales force for any resulting product or any product resulting from any of our other product candidates is expensive and time consuming and could delay any product launch. We may be unable to establish and manage an effective sales force in a timely or cost-effective manner, if at all, and any sales force we do establish may not be capable of generating sufficient demand for our product candidates. To the extent that we enter into arrangements with licensees or other third parties to perform sales and marketing services, our product revenues are likely to be lower than if we marketed and sold our product candidates independently. If we are unable to establish adequate sales and marketing capabilities, independently or with others, we may not be able to generate significant revenues and may not become profitable.

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

Third-party payors, such as government or private healthcare insurers, carefully review and increasingly question and challenge the coverage of and the prices charged for drugs. Reimbursement rates from private health insurance companies vary depending on the company, the insurance plan, and other factors. Reimbursement rates may be based on reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services. There is a current trend in the U.S. healthcare industry toward cost containment.

Large public and private payors, managed care organizations, group purchasing organizations and similar organizations are exerting increasing influence on decisions regarding the use of, and reimbursement levels for, particular treatments. Such third-party payors, including Medicare, may question the coverage of, and challenge the prices charged for, medical products and services, and many third-party payors limit coverage of or reimbursement for newly approved healthcare products. In particular, third-party payors may limit the covered indications. Cost-control initiatives could decrease the price we might establish for products, which could result in product revenues being lower than anticipated. We believe our drugs will be priced significantly higher than existing generic drugs and consistent with current branded drugs. If we are unable to show a significant benefit relative to existing generic drugs, Medicare,

Medicaid, and private payors may not be willing to provide reimbursement for our drugs, which would significantly reduce the likelihood of our products gaining market acceptance.

We expect that private insurers will consider the efficacy, cost-effectiveness, safety, and tolerability of our potential products in determining whether to approve reimbursement for such products and at what level. Obtaining these approvals can be a time consuming and expensive process. Our business, financial condition and results of operations would be materially adversely affected if we do not receive approval for reimbursement of our potential products from private insurers on a timely or satisfactory basis. Limitations on coverage could also be imposed at the local Medicare carrier level or by fiscal intermediaries. Medicare Part D, which provides a pharmacy benefit to Medicare patients as discussed below, does not require participating prescription drug plans to cover all drugs within a class of products. Our business, financial condition and results of operations could be materially adversely affected if Part D prescription drug plans were to limit access to, or deny or limit reimbursement of, our product candidates or other potential products.

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

In the U.S. and some foreign jurisdictions, there have been a number of adopted and proposed legislative and regulatory changes regarding the healthcare system that could prevent or delay regulatory approval of our product candidates, restrict, or regulate post-marketing activities and affect our ability to profitably sell any of our product candidates for which we obtain regulatory approval.

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

We are subject to “fraud and abuse” and similar laws and regulations, and a failure to comply with such regulations or prevail in any litigation related to noncompliance could harm our business, financial condition, and results of operations.

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

Neither the government nor the courts have provided definitive guidance on the application of fraud and abuse laws to our business. Law enforcement authorities are increasingly focused on enforcing these laws, and it is possible that some of our practices may be challenged under these laws. Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. If we are found in violation of one of these laws, we could be subject to significant civil, criminal, and administrative penalties, damages, fines, exclusion from governmental funded federal or state healthcare programs and the curtailment or restructuring of our operations. If this occurs, our business, financial condition, and results of operations may be materially adversely affected.

If we face allegations of noncompliance with the law and encounter sanctions, our reputation, revenues, and liquidity may suffer, and any of our product candidates that are ultimately approved for commercialization could be subject to restrictions or withdrawal from the market.

Any government investigation of alleged violations of law could require us to expend significant time and resources in response and could generate negative publicity. Any failure to comply with ongoing regulatory requirements may significantly and adversely affect our ability to generate revenues from any of our product candidates that are ultimately approved for commercialization. If regulatory sanctions are applied or if regulatory approval is withdrawn, our business, financial condition, and results of operations will be adversely affected. Additionally, if we are unable to generate revenues from product sales, our potential for achieving profitability will be diminished and our need to raise capital to fund our operations will increase.

If we fail to retain current members of our senior management and scientific personnel, or to attract and keep additional key personnel, we may be unable to successfully develop or commercialize our product candidates.

Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends on our continued ability to attract, retain, and motivate highly qualified management and scientific personnel. Competition for qualified personnel is intense. We may not be successful in attracting qualified personnel to fulfill our current or future needs and there is no guarantee that any of these individuals will join the combined organization on a full-time employment basis, or at all. In the event the combined organization is unable to fill critical open employment positions, we may need to delay our operational activities and goals, including the development of our product candidates, and may have difficulty in meeting our obligations as a public company. We do not maintain “key person” insurance on any of our employees.

In addition, competitors and others are likely in the future to attempt to recruit our employees. The loss of the services of any of our key personnel, the inability to attract or retain highly qualified personnel in the future or delays in hiring such personnel, particularly senior management, and other technical personnel, could materially and adversely affect our business, financial condition, and results of operations. In addition, the replacement of key personnel likely would involve significant time and costs, and may significantly delay or prevent the achievement of our business objectives.

On November 8, 2021, Richard Pascoe stepped down from his position as our President and Chief Executive Officer and as a member of our Board.  The Board appointed Steven J. Mento, Ph.D., a current member of the Company’s Board of Directors, as Executive Chairman and Interim President and Chief Executive Officer as of November 8, 2021 and has announced that it intends to conduct a search for a permanent President and Chief Executive Officer.   There is no assurance that we will find a replacement in a timely manner and at a comparable cost.  We may also have to take additional measures to retain existing executives and other personnel.

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

We are a clinical-stage development company with a small number of employees, and our management systems currently in place are not likely to be adequate to support our future growth plans. Our ability to grow and to manage our growth effectively will require us to hire, train, retain, manage, and motivate additional employees and to implement and improve our operational, financial and management systems. These demands also may require the hiring of additional senior management personnel or the development of additional expertise by our senior management personnel. Hiring a significant number of additional employees, particularly those at the management level, would increase our expenses significantly. Moreover, if we fail to expand and enhance our operational, financial and management systems in conjunction with our potential future growth, it could have a material adverse effect on our business, financial condition, and results of operations.

We are exposed to product liability, non-clinical and clinical liability risks, which could place a substantial financial burden upon us, should lawsuits be filed against us.

Our business exposes us to potential product liability and other liability risks that are inherent in the testing, manufacturing, and marketing of pharmaceutical formulations and products. In addition, the use in our clinical trials of pharmaceutical products and the subsequent sale of these products by us or our potential licensees may cause us to bear a portion of or all product liability risks. A successful liability claim or series of claims brought against us could have a material adverse effect on our business, financial condition, and results of operations.

Our research and development activities involve the use of hazardous materials, which subject us to regulation, related costs and delays and potential liabilities.

Our research and development activities involve the controlled use of hazardous materials, chemicals, and various radioactive compounds. If an accident occurs, we could be held liable for resulting damages, which could be substantial. We are also subject to numerous environmental, health and workplace safety laws and regulations, including those governing laboratory procedures, exposure to blood-borne pathogens and the handling of biohazardous materials. Additional federal, state, and local laws and regulations affecting our operations may be adopted in the future. We may incur substantial costs to comply with, and substantial fines or penalties if we violate any of these laws or regulations.

We rely significantly on information technology and any failure, inadequacy, interruption, or security lapse of that technology, including any cybersecurity incidents, could harm our ability to operate our business effectively.

Despite the implementation of security measures, our internal computer systems, and those of third parties with which we contract are vulnerable to damage from cyber-attacks, computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. System failures, accidents or security breaches could cause interruptions in our operations, and could result in a material disruption of our drug development and clinical activities and business operations, in addition to possibly requiring substantial expenditures of resources to remedy. The loss of drug development or clinical trial data could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and our development programs, and the development of our product candidates could be delayed.

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

We and our suppliers may experience a disruption in their business as a result of natural disasters. A significant natural disaster, such as an earthquake, hurricane, flood, or fire, could severely damage or destroy our headquarters or facilities or the facilities of our manufacturers or suppliers, which could have a material and adverse effect on our business, financial condition, and results of operations. In addition, terrorist acts or acts of war targeted at the U.S., could cause damage or disruption to us, our employees, facilities, partners, and suppliers, which could have a material adverse effect on our business, financial condition, and results of operations.

We may engage in strategic transactions that could impact our liquidity, increase our expenses, and present significant distractions to our management.

From time to time, we may consider strategic transactions, such as acquisitions of companies, asset purchases and out-licensing or in-licensing of products, product candidates or technologies. Additional potential transactions that we may consider include a variety of different business arrangements, including spin-offs, strategic partnerships, joint ventures, restructurings, divestitures, business combinations and investments. Any such transaction may require us to incur non-recurring or other charges, may increase our near- and long-term expenditures and may pose significant integration challenges or disrupt our management or business, which could adversely affect our business, financial condition, and results of operations. For example, these transactions may entail numerous operational and financial risks, including:

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

Accordingly, although there can be no assurance that we will undertake or successfully complete any transactions of the nature described above, any transactions that we do complete may be subject to the foregoing or other risks and could have a material adverse effect on our business, financial condition, and results of operations.

Risks Relating to Our Intellectual Property

We may not be successful in obtaining or maintaining necessary rights to our product candidates through acquisitions and in-licenses.

One or more of our programs may require the use of proprietary rights held by third parties. We may need to acquire or in-license additional intellectual property in the future with respect to other product candidates. Moreover, we may be unable to acquire or in-license any compositions, methods of use, processes, or other intellectual property rights from third parties that we identify as necessary for our product candidates. We face competition with regard to acquiring and in-licensing third-party intellectual property rights, including from a number of more established companies. These established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license intellectual property rights to us. We also may be unable to acquire or in-license third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment.

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

We depend on our ability to protect our proprietary or licensed technology. We rely on trade secret, patent, copyright and trademark laws, and confidentiality, licensing, and other agreements with employees and third parties, all of which offer only limited protection. Our success depends in large part on our ability and any licensor’s or licensee’s ability to obtain and maintain patent protection in the U.S. and other countries with respect to our proprietary or licensed technology and products. We currently in-license some of our intellectual property rights to develop our product candidates and may in-license additional intellectual property rights in the future. We cannot be certain that patent enforcement activities by our current or future licensors have been or will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents or other intellectual property rights. We also cannot be certain that our current or future licensors will allocate sufficient resources or prioritize their or our enforcement of such patents. Even if we are not a party to these legal actions, an adverse outcome could prevent us from continuing to license intellectual property that we may need to operate our business, which would have a material adverse effect on our business, financial condition, and results of operations.

We believe we will be able to obtain, through prosecution of patent applications covering our owned technology and technology licensed from others, adequate patent protection for our proprietary drug technology, including those related to our in-licensed intellectual property. If we are compelled to spend significant time and money protecting or enforcing our licensed patents and future patents we may own, designing around patents held by others or licensing or acquiring, potentially for large fees, patents or other proprietary rights held by others, our business, financial condition, and results of operations may be materially and adversely affected. If we are unable to effectively protect the intellectual property that we own or in-license, other companies may be able to offer the same or similar products for sale, which could materially adversely affect our business, financial condition, and results of operations.

The patents of others from whom we may license technology, and any future patents we may own, may be challenged, narrowed, invalidated, or circumvented, which could limit our ability to stop competitors from marketing the same or similar products or limit the length of term of patent protection that we may have for our products.

Obtaining and maintaining patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection for licensed patents, pending patent applications and potential future patent applications and patents could be reduced or eliminated for non-compliance with these requirements.

Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and/or patent applications will be due to be paid to the U.S. Patent and Trademark Office (“USPTO”) and various governmental patent agencies outside of the U.S. in several stages over the lifetime of the applicable patent and/or patent application. The USPTO and various non-U.S. governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. In many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. However, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. If this occurs with respect to our in-licensed patents or patent applications we may file in the future, our competitors might be able to use our technologies, which would have a material adverse effect on our business, financial condition, and results of operations.

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

Our competitors may be able to circumvent our licensed patents or future patents we may own by developing similar or alternative technologies or products in a non-infringing manner. Our competitors may seek to market generic versions of any approved products by submitting abbreviated new drug applications to the FDA in which our competitors claim that our licensed patents or any future patents we may own are invalid, unenforceable, or not infringed. Alternatively, our competitors may seek approval to market their own products similar to or otherwise competitive with our products. In these circumstances, we may need to defend or assert our licensed patents or any future patents we may own, including by filing lawsuits alleging patent infringement. In any of these types of proceedings, a court or other agency with jurisdiction may find our licensed patents or any future patents we may own invalid or unenforceable. We may also fail to identify patentable aspects of our research and development before it is too late to obtain patent protection. Even if we own or in-license valid and enforceable patents, these patents still may not provide protection against competing products or processes sufficient to achieve our business objectives.

The issuance of a patent is not conclusive as to our inventorship, scope, ownership, priority, validity, or enforceability. In this regard, third parties may challenge our licensed patents or any future patents we may own in the courts or patent offices in the U.S. and abroad. Such challenges may result in loss of exclusivity or freedom to operate or in patent claims being narrowed, invalidated, or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and products or limit the duration of the patent protection of our technology and potential products. In addition, given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such product candidates might expire before or shortly after such product candidates are commercialized.

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

Third parties may assert that we are employing their proprietary technology without authorization and may sue us for patent or other intellectual property infringement. These lawsuits are costly and could adversely affect our business, financial condition and results of operations and divert the attention of managerial and scientific personnel. If we are sued for patent infringement, we would need to demonstrate that our product candidates, potential products, or methods either do not infringe the claims of the relevant patent or that the patent claims are invalid, and we may not be able to do this. Proving invalidity is difficult. For example, in the U.S., proving invalidity requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents. Even if we are successful in these proceedings, we may incur substantial costs and the time and attention of our management and scientific personnel could be diverted in pursuing these proceedings, which could have a material adverse effect on us. In addition, we may not have sufficient resources to bring these actions to a successful conclusion. If a court holds that any third-party patents are valid, enforceable and cover our products or their use, the holders of any of these patents may be able to block our ability to commercialize our products unless we acquire or obtains a license under the applicable patents or until the patents expire.

We may not be able to enter into licensing arrangements or make other arrangements at a reasonable cost or on reasonable terms. Any inability to secure licenses or alternative technology could result in delays in the introduction of our products or lead to prohibition of the manufacture or sale of products by us. Even if we are able to obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. We could be forced, including by court order, to cease commercializing the infringing technology or product. In addition, in any such proceeding or litigation, we could be found liable for monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed a patent. A finding of infringement could prevent us from commercializing our product candidates or force us to cease some of our business operations, which could materially and adversely affect our business, financial condition, and results of operations. Any claims by third parties that we have misappropriated their confidential information or trade secrets could have a similar material and adverse effect on our business, financial condition, and results of operations. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise the funds necessary to continue our operations.

Any claims or lawsuits relating to infringement of intellectual property rights brought by or against us will be costly and time consuming and may adversely affect our business, financial condition, and results of operations.

We may be required to initiate litigation to enforce or defend our licensed and owned intellectual property. Lawsuits to protect our intellectual property rights can be very time consuming and costly. There is a substantial amount of litigation involving patent and other intellectual property rights in the biopharmaceutical industry generally. Such litigation or proceedings could substantially increase our operating expenses and reduce the resources available for development activities or any future sales, marketing, or distribution activities.

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

As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involves both technological and legal complexity and is costly, time-consuming, and inherently uncertain. For example, the U.S. previously enacted and is currently implementing wide-ranging patent reform legislation. Specifically, on September 16, 2011, the Leahy-Smith America Invents Act (the “Leahy-Smith Act”) was signed into law and included a number of significant changes to U.S. patent law, and many of the provisions became effective in March 2013. However, it may take the courts years to interpret the provisions of the Leahy-Smith Act, and the implementation of the statute could increase the uncertainties and costs surrounding the prosecution of our licensed and future patent applications and the enforcement or defense of our licensed and future patents, all of which could have a material adverse effect on our business, financial condition, and results of operations.

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

We may be subject to claims that our employees, consultants, or independent contractors have wrongfully used or disclosed confidential information of third parties.

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

Although we are not currently experiencing any claims challenging the inventorship of our licensed patents or our licensed or owned intellectual property, we may in the future be subject to claims that former employees, licensees or other third parties have an interest in our licensed patents or other licensed or owned intellectual property as an inventor or co-inventor. For example, we may have inventorship disputes arise from conflicting obligations of consultants or others who are involved in developing our product candidates. Litigation may be necessary to defend against these and other claims challenging inventorship. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, valuable intellectual property. Such an outcome could have a material adverse effect on our business, financial condition, and results of operations. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.

If we do not obtain additional protection under the Hatch-Waxman Amendments and similar foreign legislation extending the terms of our licensed patents and any future patents we may own, our business, financial condition and results of operations may be materially and adversely affected.

Depending upon the timing, duration, and specifics of FDA regulatory approval for our product candidates, one or more of our licensed U.S. patents or future U.S. patents that we may license or own may be eligible for limited patent term restoration under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during drug development and the FDA regulatory review process. This period is generally one-half the time between the effective date of an investigational new drug application (“IND”) (falling after issuance of the patent), and the submission date of an NDA, plus the time between the submission date of an NDA and the approval of that application. Patent term restorations, however, cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval by the FDA.

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

•	significant lawsuits, including patent or stockholder litigation;
•	inability to obtain additional funding;
•	failure to successfully develop and commercialize our product candidates;
•	changes in laws or regulations applicable to our product candidates;
•	inability to obtain adequate product supply for our product candidates, or the inability to do so at acceptable prices;
•	unanticipated serious safety concerns related to any of our product candidates;
•	adverse regulatory decisions;
•	introduction of new products or technologies by our competitors;
•	failure to meet or exceed drug development or financial projections we provide to the public;
•	failure to meet or exceed the estimates and projections of the investment community;
•	the perception of the biopharmaceutical industry by the public, legislatures, regulators, and the investment community;
•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;
•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our licensed and owned technologies;
•	additions or departures of key scientific or management personnel;
•	changes in the market valuations of similar companies;
•	general economic and market conditions and overall fluctuations in the U.S. equity market;
•	public health crises, pandemics, and epidemics, such as the current coronavirus disease 2019 (COVID-19);
•	sales of our common stock by us or our stockholders in the future; and
•	trading volume of our common stock.

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

Raising additional capital may cause dilution to our existing stockholders, restrict our operations, or require us to relinquish rights to our technologies or product candidate.

We may seek additional capital through a combination of public and private equity offerings, debt financings, strategic partnerships and alliances and licensing arrangements. We have a purchase agreement in place with Lincoln Park to sell up to $10.0 million worth of shares of our common stock, from time to time, to Lincoln Park, under which approximately $8.5 million, or 1.6 million common shares, remains available for future sale as of September 30, 2021. Any sales under the Lincoln Park arrangement, and to the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our stockholders will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of our stockholders. The incurrence of indebtedness would result in increased fixed payment obligations and could involve certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we raise additional funds through strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or product candidate, or grant licenses on terms unfavorable to us.

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

We must continue to satisfy the Nasdaq Capital Market’s continued listing requirements, including, among other things, the corporate governance requirements, and the minimum closing bid price requirement. If we fail to satisfy the continued listing requirements of the Nasdaq, Nasdaq may take steps to delist our common stock. Such a delisting would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so.

On August 18, 2021, we received a letter from the Listing Qualifications Department of the Nasdaq Stock Market (“Nasdaq”) indicating that, based upon the closing bid price of our common stock for the 30 consecutive business day period between July 7, 2021, through August 17, 2021, we did not meet the minimum bid price of $1.00 per share required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2). The letter also indicated that we will be provided with a compliance period of 180 calendar days, or until February 14, 2022 (the “Compliance Period”), in which to regain compliance pursuant to Nasdaq Listing Rule 5810(c)(3)(A).

If we fail to regain compliance with the minimum bid price requirement our stock may be delisted. In the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with listing requirements would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the Nasdaq minimum bid price requirement or prevent future non-compliance with Nasdaq’s listing requirements. Delisting from the Nasdaq Capital Market or any Nasdaq market could make trading our common stock more difficult for investors, potentially leading to declines in our share price and liquidity. Without a Nasdaq market listing, stockholders may have a difficult time getting a quote for the sale or purchase of our stock, the sale or purchase of our stock would likely be made more difficult and the trading volume and liquidity of our stock could decline. Delisting from Nasdaq could also result in negative publicity and could also make it more difficult for us to raise additional capital. The absence of such a listing may adversely affect the acceptance of our common stock as currency or the value accorded by other parties. Further, if we are delisted, we would also incur additional costs under state blue sky laws in connection with any sales of our securities. These requirements could severely limit the market liquidity of our common stock and the ability of our stockholders to sell our common stock in the secondary market.

Sales of a substantial number of shares of our common stock by our stockholders in the public market could cause our stock price to fall.

Sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur could significantly reduce the market price of our common stock and impair our ability to raise adequate capital through the sale of additional equity securities. We are unable to predict the effect that such sales may have on the prevailing market price of our common stock. As of September 30, 2021, we have outstanding warrants to purchase an aggregate of approximately 15.1 million shares of our common stock, and options to purchase an aggregate of approximately 2.6 million shares of our common stock, which, if exercised, may further increase the number of shares of our common stock outstanding and the number of shares eligible for resale in the public market.

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

As of September 30, 2021, our executive officers, directors and greater than 5% stockholders, in the aggregate, own approximately 5.9% of our outstanding common stock. As a result, such persons, or their appointees to our board of directors, acting together, will be able to exert control or significantly influence over all matters submitted to our board of directors or stockholders for approval, including the appointment of our management, the election and removal of directors and approval of any significant transaction, as well as our management and business affairs. This concentration of ownership may have the effect of delaying, deferring, or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On November 8, 2021, Richard Pascoe stepped down from his position as President and Chief Executive Officer of the Company and as a member of the Company’s Board of Directors. All unvested stock options held by Mr. Pascoe will discontinue to vest as of his resignation date.

The Board appointed Steven J. Mento, Ph.D., a current member of the Company’s Board of Directors, as Executive Chairman and Interim President and Chief Executive Officer as of November 8, 2021.   The Company has entered into an agreement with Dr. Mento to reflect his new position as Executive Chairman and Interim President and Chief Executive Officer.   Pursuant to the terms of this agreement Dr. Mento will receive a base salary of $333,000 and will be granted an option to purchase up 377,830 shares of Common Stock of the Company and a restricted stock unit award equal to $166,500, each as of the effective date of his agreement.    David H. Crean, Ph.D., will remain a member of the Board of Directors and serve as Lead Independent Director.

There are no family relationships between Dr. Mento and any director or executive officer of the Company that are required to be disclosed pursuant to Item 401(d) of Regulation S-K, and there are no transactions between the Company and Dr. Mento that would require disclosure under Item 404(a) of Regulation S-K.

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
*

These certifications are being furnished solely to accompany this Quarterly Report pursuant to 18 U.S.C. Section 1350 and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not subject to the liability of that section. These certifications are not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Histogen Inc.

Date: November 10, 2021	By:	/s/ Steven J. Mento, Ph.D.
Steven J. Mento, Ph.D.
Interim President, Chief Executive Officer, and Executive Director (Principal Executive Officer)

Date: November 10, 2021	By:	/s/ Susan A. Knudson
Susan A. Knudson Executive Vice President, Chief Financial Officer, Chief Compliance Officer & Corporate Secretary
(Principal Financial Officer)