Form 10-K
period 2021-12-31
Histogen Inc.
filed 2022-03-10
CIK 1383701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

As of June 30, 2021, the last day of the Registrant’s most recently completed second quarter, the aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $42.8 million, based on the closing price of the shares of common stock on The NASDAQ Global Market on June 30, 2021 of $1.09 per share.

The number of shares of Registrant’s Common Stock outstanding as of March 8, 2022 was 49,950,212.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference into the following parts of the Annual Report on Form 10-K:  Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the Registrant’s Proxy Statement for the 2022 Annual Meeting of Stockholders.

i

PART I

Cautionary Note Regarding Forward-Looking Statements

This Annual Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Annual Report are forward-looking statements, including statements regarding:

•	our ability to regain compliance with Nasdaq’s continued listing requirements;
•	our ability to obtain funding for our operations, including funding necessary to complete further development and any commercialization of our product candidates;
•	our expectations regarding the potential benefits of our strategy and technology;
•	our expectations regarding the arbitration proceeding related to emricasan and the joint development agreement with Amerimmune for COVID-19 and other infectious and inflammatory diseases;
•	our expectations regarding the operation of our product candidates, collaborations and related benefits;
•	our beliefs regarding the success, cost and timing of our product candidate development and collaboration activities and current and future clinical trials and studies;
•	our beliefs regarding the potential markets for our product candidates, collaborations and our collaborators’ ability to serve those markets;
•	any impact of the COVID-19 pandemic, or responses to the pandemic, on our business, collaborations, clinical trials or personnel;
•	our beliefs regarding our industry;
•	our ability to attract and retain key personnel;
•	regulatory developments in the United States and foreign countries, with respect to our product candidates; and
•	the expected impact of any arbitration and litigation proceedings on our business, cash resources and the time required by management to address such proceedings.

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

Item 1. Business.

Overview

We are a clinical-stage therapeutics company focused on developing our proprietary hypoxia-generated growth factor technology platform and stem cell-free biologic products as potential first-in-class restorative therapeutics that ignite the body’s natural process to repair and maintain healthy biological function.

Under our biologics technology platform, our product candidates in development are HST-003, a treatment for joint cartilage repair, and HST-004, a treatment for spinal disc repair.

We also have a pipeline of clinical and preclinical small molecule pan-caspase and caspase selective inhibitors focused on treatments for infectious and inflammatory diseases that we intend to develop. We previously entered into a collaboration with Amerimmune LLC (“Amerimmune”) to lead the development activities for emricasan, a pan-caspase inhibitor, for the treatment of COVID-19. However, we believe that Amerimmune has breached its obligations under the Collaborative Development and Commercialization Agreement (the “Collaborative Agreement”) and based upon such breach, we filed a demand for an arbitration proceeding (the “Arbitration”) seeking a declaratory judgment that entitles us, amongst other remedies, to terminate the Collaborative Agreement. In the event that we are successful in having the Collaborative Agreement terminated for material breach, all rights and licenses granted to Amerimmune shall terminate, and all rights granted by us to Amerimmune revert back to us. In such event, we intend to independently develop emricasan for the treatment of COVID-19, and other infectious and inflammatory diseases. In the event that the Collaborative Agreement is not terminated as a result of the Arbitration, then we expect that we will continue to collaborate with Amerimmune pursuant to the terms of the Collaborative Agreement. We also intend to independently evaluate the use of the caspase selective inhibitors for inflammatory diseases.

Our Technology and Product Candidates

Our proprietary hypoxia-generated growth factor technology is based on the discovery that growing fibroblast cells under simulated embryonic conditions induces them to become multipotent with stem cell-like properties. The environment created by our proprietary process mimics the conditions within the womb — very low oxygen and suspension culture. When incubated under these conditions, the fibroblast cells generate biological materials, growth factors and proteins, that have the potential to stimulate a person’s own stem cells to activate and replace/regenerate damaged cells and tissue. Our proprietary manufacturing process provides targeted solutions that harness the body’s inherent regenerative power across a broad range of therapeutic indications including joint cartilage regeneration, spinal disc repair and tendon and other soft tissue repair.

Our manufacturing process yields multiple biologic products from a single bioreactor, including cell conditioned medium (CCM) and human extracellular matrix (hECM), creating a spectrum of product candidates for a variety of markets from one core technology.

•

Human Multipotent Cell Conditioned Media, or CCM: A soluble multipotent CCM that is the starting material for products for skin care and other applications. The liquid complex produced through Histogen’s manufacturing process contains soluble biologicals with a diverse range of embryonic-like proteins. Because the cells produce and secrete these factors while developing the extracellular matrix, or ECM, these proteins are naturally secreted into the liquid media. The CCM contains a diverse mixture of cell-signaling materials, including human growth factors such as Keratinocyte Growth Factor, soluble human ECM proteins such as collagen, protease inhibitors to prevent the turn-over of ECM, and other vital proteins which support the stem cells that renew cells throughout life.

•

Human Extracellular Matrix, or hECM: An insoluble hECM for applications such as orthopedics and soft tissue augmentation, which can be fabricated into a variety of structural or functional forms for tissue engineering and clinical applications. The hECM produced through our proprietary process is a novel, all-human, naturally secreted and crosslinked material. It is most ECM present in similar to early embryonic structural tissue which provides the framework and signals necessary for cell in-growth and tissue development. By producing similar ECM materials to those that aided in the original formation of these tissues in the embryo, regenerative cells are supported in this structural microenvironment and have shown potential as therapeutics in vivo.

Under our biologics technology platform, our product candidates in development are HST-003, a treatment for joint cartilage repair, and HST-004, a treatment for spinal disc repair. In addition, within our small molecule pipeline, our product candidates include emricasan, CTS-2090 and CTS-2096. Currently, emricasan is being developed both jointly with our collaboration partner, Amerimmune, for the treatment of COVID-19, and we are evaluating the use of emricasan for other infectious diseases, including for the treatment of methicillin-resistant staphylococcus aureus (“MRSA”). We also have preclinical product candidates, CTS-2090 and CTS-2096, novel, potent, orally bioavailable, and highly selective small molecule inhibitors of caspase-1 designed for the treatment of certain inflammatory diseases.

Biologics Technology Platform

•

HST-003 is a human extracellular matrix, or hECM, intended for regenerating hyaline cartilage for the treatment of articular cartilage defects in the knee, with a novel, malleable scaffold that stimulates the body’s own stem cells. In September 2020, we were awarded a $2.0 million grant by the Peer Reviewed Orthopaedic Research Program (“PRORP”) of the U.S. Department of Defense (“DoD”) to partially fund a Phase 1/2 clinical trial of HST-003 for regeneration of cartilage in the knee. The U.S. Army Medical Research Acquisition Activity, 820 Chandler Street, Fort Detrick MD, 21702, is the awarding and administering acquisition office. The views expressed in this filing are ours and may not reflect the official policy or position of the Department of the Army, Department of Defense, or the U.S. Government. In December 2020, we filed an investigational new drug application (“IND”) for the initiation of a Phase 1/2 clinical trial to evaluate the safety and efficacy of HST-003, implanted within microfracture interstices and the cartilage defect in the knee to regenerate hyaline cartilage in combination with a microfracture procedure. In January 2021, we announced that the FDA had notified the company that the IND for the planned Phase 1/2 clinical trial of HST-003 was placed on clinical hold. The hold was due to additional chemistry, manufacturing, and controls (“CMC”) information required for the FDA to complete their review.  Following the receipt of the written clinical hold letter on February 3, 2021, we submitted a complete response letter to the FDA on February 19, 2021. In March 2021, the FDA confirmed that Histogen had satisfactorily addressed all clinical hold questions and could proceed with initiation of the planned Phase 1/2 clinical trial of HST-003. In June 2021, we initiated the trial and to date have had patient recruitment challenges due to the specific nature of the study inclusion criteria and the impact of COVID-19 on the elective surgery environment. Additional qualified clinical sites have been added to help supplement recruitment and we will continue to evaluate the need to add more sites and study resources. We now anticipate top line results in the first half of 2023 assuming we complete enrollment in the fourth quarter of 2022.

•

HST-004 is a CCM solution intended to be administered through an intradiscal injection for spinal disc repair. Initial preclinical research has shown that the growth- and repair-factor enriched HST-004 stimulates stem cells from the spinal disc to proliferate and secrete aggrecan and collagen II, regenerate normal matrix and cell tissue structure, and restore disc height. HST-004 was also shown to both reduce inflammation and protease activity and upregulate aggrecan production in an ex vivo spinal disc model. In the second quarter of 2021, we initiated IND enabling activities for HST-004. However, due to pipeline program prioritization, we would not expect to make an IND filing for HST-004 until the second half of 2023.

CCM Skin Care Ingredient

•

We have also developed a non-prescription topical skin care ingredient utilizing CCM that we believe harnesses the power of growth factors and other cell signaling molecules to support our epidermal stem cells, which renew skin throughout life. The CCM ingredient for skin care is licensed to Allergan PLC (“Allergan”), who formulates the ingredient into their skin care product lines.

Small Molecule Pipeline

•

Emricasan is an orally available pan-caspase inhibitor currently being developed both in collaboration with Amerimmune, for the treatment of COVID-19, and we are evaluating the use of emricasan for other infectious diseases, including for the treatment of MRSA. In October 2020, we entered into the Collaborative Agreement with Amerimmune. Under the Collaborative Agreement, during the agreed upon research term, Amerimmune, at its own expense and in collaboration with us, is required to use commercially reasonable efforts to lead the development activities for emricasan, limited to the treatment of COVID-19. We believe that, for numerous reasons set forth in our demand for arbitration (“Arbitration Demand”), Amerimmune has failed to undertake commercially reasonable efforts towards the development of emricasan as required by the Collaborative Agreement. Therefore, we are currently seeking, amongst other remedies, a declaratory judgment that Amerimmune has materially breached the Collaborative Agreement.  In which case, we would be entitled to terminate the Collaborative Agreement thereby terminating all rights and licenses granted to Amerimmune by us, and we would then independently proceed with the development of emricasan for the treatment of COVID-19 and other infectious and inflammatory diseases.  At this time, we continue to operate under the terms of the existing Collaborative Agreement for the joint development of emricasan for the treatment of COVID-19.

Prior to initiating the Arbitration Demand, we filed and received permission from the FDA for an IND to initiate a Phase 1 study of emricasan in mild COVID-19 patients to assess safety and tolerability.  In June 2021, we along with our partner, Amerimmune, announced top line results from the Phase 1 study of emricasan in mild symptomatic COVID-19 patients to assess safety, tolerability, and preliminary efficacy. The study demonstrated that emricasan was safe and well-tolerated during the 14 days of dosing and at the day 45 follow-up, as compared to placebo with no reports of serious adverse events. Patients who completed treatment with emricasan had a complete resolution of the symptoms most commonly associated with mild COVID-19, such as cough, headache, and fatigue at day 7 and continued through day 45. No patients in the placebo arm who completed the study experienced COVID-19 associated symptom resolution at any time point out to day 14. Some of the placebo patients did have COVID-19 symptom resolution at day 30 while others experienced symptoms that persisted at day 45. A total of 13 subjects were consented and randomized to receive either placebo or 25 mg emricasan orally, BID for 14 days. PK samples, taken at day 14 of the study to check for compliance, revealed that one patient in the treatment arm did not show any indications of emricasan or its known metabolites in plasma, leading to a reclassification of the patient for the subsequent analysis shown in Figure 1. Additionally, there were no serious adverse events reported, and the emricasan group had fewer adverse events compared to placebo; 33 vs 66%, respectively.  As compared with placebo, the proportional odds of having a worse score on an eight-level ordinal scale (persistence of a score of 3) with emricasan was 0.1 (95% CI, 0.006 to 1.544) at day 14 and 0.12 (95% CI, 0 to 3.41) at days 30 and 45.  The time to complete resolution of symptoms was shorter in the emricasan group compared to placebo (hazard ratio, 5.3, 95% CI, 1.005 to 27.9) (Figure 1).

Time to Complete Resolution of Symptom
Treatment
Placebo
Proportion of patients who recovered (%)
100
50
0
0
10
20
30
40
50
Duration of symptoms (Days)

Figure 1. Per-protocol analysis of time to complete resolution of symptoms. Symptoms were defined by the 14-point questionnaire recommended by the FDA for outpatient COVID-19 studies.  For the first 14 days, patients had daily tele-visits.  In-person follow up visits were conducted on days 14, 30 and 45. The Kaplan-Meier plots for time-to-recovery show faster recovery in patients treated with emricasan, with a median of 5 (interquartile range 4-6 days) vs 37 days (interquartile range of 30-45) for participants randomized to the placebo group. The mean number of days to recovery for patients was 4.8 days with a SD=0.83 in the emricasan arm and 37.5 days, SD=8.2 in the placebo arm (p=0.001).

We believe that Amerimmune has failed to undertake commercially reasonable efforts toward conducting and completing the Phase 2 study as required by the Collaborative Agreement.  As part of our Arbitration Demand, we have asked the arbitrator to terminate Collaborative Agreement so that we can conduct and complete the Phase 2 study independently.  There can be no assurances that the Arbitration Demand will result in our favor and terminate the Collaborative Agreement.  If the Collaborative Agreement is not terminated, we will likely continue to jointly develop emricasan pursuant to the terms of the Collaborative Agreement.  In either case, we anticipate a Phase 2 study could be initiated in the second half of 2022.

Independently, we are exploring the feasibility of testing emricasan in animal studies of other infectious diseases, initially focused on MRSA. We anticipate completing the feasibility assessment in the second half of 2022.

•

CTS-2090 and CTS-2096 are selective caspase-1 inhibitors targeting inflammasome activation and have potential to intervene in a variety of inflammation mediated diseases.  In our internal small molecule program, we have assembled a proprietary portfolio of orally active molecules that inhibit inflammasome pathways and thus the activation of the potent inflammatory cytokine interleukin-1β, or IL-1β. Inhibition of IL-1β is a clinically validated approach to treating inflammatory diseases, with injectable biologic products using that mechanism of action already on the market. The NLRP3 inflammasome pathway, for example, is dependent upon caspase-1, which activates IL-1β. As such, caspase-1 occupies a uniquely central position in the inflammasome pathway, and we have leveraged our scientific expertise in caspase research and development to design potent, selective and orally bioavailable inhibitors of caspase-1. Excess IL-1β has been linked to a variety of diseases including rare genetic inflammatory diseases, cancer, liver and other gastrointestinal diseases, and cardiovascular diseases.

Our caspase-1 pipeline include preclinical product candidates CTS-2090 and CTS-2096.  The selection of product candidate, CTS-2090, as a lead compound is based on its preclinical profile, including high selectivity for caspase-1, and drug-like properties showing a high degree of drug exposure in the intestinal track after oral administration. Similarly, we intend to evaluate CTS-2096, as an additional caspase-1 inhibitor drug candidate, and are in the process of exploring its drug like properties.

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

Pursuant to the terms of the Merger Agreement, each outstanding share of Private Histogen common stock outstanding immediately prior to the closing of the Merger was converted into approximately 0.14342 shares of Company common stock (the “Exchange Ratio”), after taking into account the Reverse Stock Split, as described in Note 1 in the accompanying notes to the consolidated financial statements. Immediately prior to the closing of the Merger, all shares of Private Histogen preferred stock then outstanding were exchanged into shares of common stock of Private Histogen. In addition, all outstanding options exercisable for common stock of Private Histogen and warrants exercisable for common stock of Private Histogen became options and warrants exercisable for the same number of shares of common stock of the Company multiplied by the Exchange Ratio. Immediately following the Merger, stockholders of Private Histogen owned approximately 71.3% of the outstanding common stock of the combined company.

Market and Commercial Opportunity

We currently have multiple product candidates in development intended to address what we believe to be underserved, multibillion-dollar global markets, HST-003, a treatment for joint cartilage repair, and HST-004, a treatment for spinal disc repair, and emricasan, being currently developed jointly with Amerimmune, for the treatment of COVID-19, and we are evaluating the use of emricasan for other infectious diseases, including for the treatment of MRSA, and our other preclinical product candidates, CTS-2090 and CTS-2096.

Strategic Agreements

Amerimmune Collaborative Development and Commercialization Agreement

In October 2020, we entered into a Collaborative Agreement with Amerimmune to jointly develop emricasan for the potential treatment of COVID-19. The FDA approved an investigational new drug application (“IND”) to initiate a Phase 1 study of emricasan in mild COVID-19 patients to assess safety and tolerability in 2020. Under the Collaborative Agreement, during the agreed upon research term, Amerimmune, at its own expense and in collaboration with us, is required to use commercially reasonable efforts to lead the development activities for emricasan, limited to the treatment of COVID-19. We believe that, for numerous reasons set forth in our arbitration demand, Amerimmune has failed to undertake commercially reasonable efforts towards the development of emricasan as required by the Collaborative Agreement. Therefore, we are currently seeking to terminate the Collaborative Agreement and independently proceed with the development of emricasan for the treatment of COVID-19 and other infectious and inflammatory diseases.  At this time, we continue to operate under the terms of the existing Collaborative Agreement for the joint development of emricasan for the treatment of COVID-19.

Pursuant to the terms of the Collaborative Agreement, each party shall retain ownership of their legacy intellectual property and responsibility for ongoing patent application prosecution and maintenance costs, and will jointly own any intellectual property developed during the term of the agreement. In addition, we granted Amerimmune an exclusive option, subject to terms and conditions including completion of a Phase 2 clinical trial by Amerimmune during the research term, to obtain an exclusive license that, if granted by us, allows Amerimmune alone, or in conjunction with one or more strategic partners, to use its commercially reasonable efforts to develop, manufacture, and commercialize emricasan and other caspase modulators, including CTS-2090 and CTS-2096, and we will share the profits equally with Amerimmune. No consideration will be transferred to us until profits, as defined in the Amerimmune Agreement, are generated by Amerimmune from developing or commercializing products.

On January 19, 2022, we provided a notice of material breach in connection with Amerimmune’s non-performance under the Collaborative Agreement and, on March 3, 2022, we filed the Arbitration Demand. During the arbitration, both Amerimmune and us continue to support planning of a Phase 2 trial of emricasan for the treatment of COVID-19. As part of our Arbitration Demand, we  are seeking a declaratory judgment that Amerimmune has materially breached the Collaborative Agreement, and we are therefore entitled to terminate the Collaborative Agreement. In the event of termination for material breach, all rights and licenses granted to Amerimmune by us shall terminate, and any and all rights granted by us to Amerimmune revert to Histogen. If we are successful, we would regain full rights to emricasan and other caspase modulators, including CTS-2090 and CTS-2096. In that case, we intend to develop emricasan for COVID-19 and other infectious and inflammatory diseases independently. There can be no assurances that the Arbitration Demand will result in our favor and terminate the Collaborative Agreement.  If the Collaborative Agreement is not terminated, we will likely continue to jointly develop emricasan pursuant to the terms of the Collaborative Agreement.

We have identified multiple promises to deliver goods and services, which include at the inception of the agreement: (i) a license to technology and patents, information, and know-how; (ii) supply of emricasan and (iii) collaboration, including our participation in a Joint Development Committee and Joint Partnering Committee. At inception and through December 31, 2021, we have identified one performance obligation for all the deliverables under the Amerimmune Agreement since the delivered elements are either not capable of being distinct or are not distinct within the context of the contract. No upfront consideration was exchanged between the parties and any consideration received will be dependent on the successful execution of a qualifying strategic partnership, as defined, on the successful commercialization of emricasan, or upon a change in control of Amerimmune, as defined.  Although we will recognize revenue upon the occurrence of one of these events, no such events have occurred as of December 31, 2021.

Allergan License and Supply Agreements

In July 2017, we and Allergan entered into a letter agreement to transfer Suneva Medical, Inc.’s Amended and Restated License and Supply Agreements (collectively the “Allergan Agreements”) to Allergan, which grants exclusive rights to commercialize our CCM skin care ingredient worldwide, excluding South Korea, China, and India, in exchange for royalty payments to us based on Allergan’s sales of product including the licensed ingredient. Through December 31, 2020, we entered into several amendments to the Allergan Agreements to, among other things, expand Allergan’s license rights, identify exclusive and non-exclusive fields of use, and clarify responsibilities related to regulatory filings. For these amendments to the License Agreements, we have received cash payments of $19.5 million through December 31, 2021. The Allergan Agreements also include a potential future milestone payment of $5.5 million if Allergan’s net sales of products containing our CCM skin care ingredient exceeds $60 million in any calendar year through December 31, 2027.

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

Allergan may terminate the agreement for convenience upon one business days’ notice to us. Under the Amended and Restated License Agreement, as amended, Allergan will indemnify the Company for third-party claims arising from Allergan’s breach of the agreement, negligence or willful misconduct, or the exploitation of products by Allergan or its sublicensees. We will indemnify Allergan for third-party claims arising from our breach of the agreement, negligence or willful misconduct, or the exploitation of products by us prior to the effective date.

PUR

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

As consideration for the reacquisition of the Development Assets, Private Histogen compensated PUR with both equity and cash components, including 167,323 shares of Series D convertible preferred stock with a fair value of $1.75 million and a potential cash payout of up to $6.25 million (the “Cap Amount”). Private Histogen paid PUR $0.5 million in upfront cash, forgave approximately $22 thousand of accounts receivable owed by PUR to Private Histogen, and settled an outstanding payable of PUR of approximately $23 thousand owed to a third party. The Company is also obligated to make milestone and royalty payments, including (a) a $0.4 million payment upon the unconditional acceptance and approval of a New Drug Application or Pre-Market Approval Application by the US FDA related to the Development Assets, (b) a $0.4 million commercialization milestone upon reaching gross sales (by the Company or licensee) of $0.5 million of products incorporating the Development Assets, and (c) a five percent (5%) royalty on net revenues collected by Histogen from commercial sales (by the Company or licensee) of products incorporating the Development Assets, limited to orthopedic product candidates developed using our biologics technology platform, including HST-003 and HST-004. The aforementioned cash payments, along with any future milestone and royalty payments, are all applied against the Cap Amount. In accordance with ASC 450, Contingencies, amounts for the milestone and royalty payments will be recognized when it is probable that the related contingent liability has been incurred and the amount owed is reasonably estimated. No amounts for the milestone and royalty payments have been recorded as a contingent liability at December 31, 2021 and 2020.

Governmental Regulation

FDA Regulation and Marketing Approval

In the U.S., the FDA regulates active pharmaceutical ingredients (API), drug products, biological products, and medical devices under the Federal Food, Drug, and Cosmetic Act (FDCA), the Public Health Service (PHS) Act, and other federal regulations. These FDA-regulated products are also subject to state and local statutes and regulations, as well as applicable laws or regulations in foreign countries, as applicable. The FDA, and comparable regulatory agencies in state and local jurisdictions and in foreign countries, impose substantial requirements on the research, development, testing, manufacture, quality control, labeling, packaging, storage, distribution, record-keeping, approval, post-approval monitoring, advertising, promotion, marketing, sampling and import and export of FDA-regulated products. Failure to comply with the applicable requirements at any time during the drug development process, approval process or after approval may subject an applicant to administrative or judicial sanctions or non-approval of product candidates. These sanctions could include a clinical hold on clinical trials, FDA’s refusal to approve pending applications or related supplements, withdrawal of an approval, untitled or warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, restitution, disgorgement, civil penalties or criminal prosecution. Such actions by government agencies could also require us to expend a large number of resources to respond to the actions. Any agency or judicial enforcement action could have a material adverse effect on us.

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

During the development of a new drug or biologic, sponsors are given opportunities to meet with the FDA at certain points. These points may be prior to submission of an IND (pre-IND), at the end of Phase II clinical trials (End-of-Phase (EOP) II), and before an NDA/BLA (pre-NDA/BLA) is submitted. Meetings at other times may be requested (Type A or C meetings). These meetings can provide an opportunity for the sponsor to share information about the data gathered to date, for the FDA to provide advice and for the sponsor and the FDA to reach agreement on the next phase of development. Sponsors typically use the EOP II meeting(s) to discuss their Phase II clinical trials results and present their plans for the pivotal Phase III registration trial that they believe will support approval of the new drug/biologic.

An investigational drug product that is a combination of two different drugs in the same dosage form or a combination of a drug/biologic with a device must comply with an additional rule that requires that each component make a contribution to the claimed effects of the drug product/combination device. This typically requires larger studies that test the drug against each of its components.

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

In order to obtain approval to market a drug in the U.S., a marketing application must be submitted to the FDA that provides data establishing to the FDA’s satisfaction the safety and effectiveness of the investigational drug for the proposed indication. Each NDA submission requires a substantial user fee payment unless a waiver or exemption applies. The application includes all relevant data available from pertinent non-clinical studies, or preclinical studies and clinical trials, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls and proposed labeling, among other information. Data can come from company-sponsored clinical trials intended to test the safety and effectiveness of a use of a product, or from a number of alternative sources, including studies initiated by investigators that meet GCP requirements.

Companies also must develop additional information about the chemistry and physical characteristics of the drug and finalize a process for the NDA sponsor’s manufacturing the product in compliance with current good manufacturing practice (CGMP) requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate, and the manufacturer must develop and validate methods for testing the identity, strength, quality and purity of the API and drug product. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf-life.

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

If the NDA submission is accepted for filing, the FDA reviews the NDA to determine, among other things, whether the proposed product is safe and effective for its intended use, and whether the product is being manufactured in accordance with CGMPs to ensure the product’s identity, strength, quality and purity. The FDA has agreed to specific performance goals on the review of NDAs and seeks to review standard NDAs within 12 months from submission. The review process may be extended by the FDA for three additional months to consider certain late submitted information or information intended to clarify information already provided in the submission.

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

Before approving an NDA, BLA or PMA, the FDA typically will inspect the facilities where the product is manufactured. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with CGMP requirements and adequate to assure consistent production of the product within required specifications. We currently have manufacturing facilities at our corporate headquarters; however, we intend to facilitate a technology transfer of such functions and obligations to a third-party contract development manufacturing organization, for its clinical materials, and certain of its commercial partners for their commercial supply. Until such time as we no longer manufacture any clinical or commercial supply of product, we must ensure that our facilities satisfy FDA manufacturing requirements. Additionally, before approving an NDA, BLA or PMA, the FDA may inspect one or more clinical sites for compliance with GCP regulations.

If the FDA determines the application, manufacturing process or manufacturing facilities are not acceptable, it will outline the deficiencies and often will request additional testing or information. This may significantly delay further review of the application. If the FDA finds that a clinical site did not conduct the clinical trial in accordance with GCP regulations, the FDA may determine the data generated by the clinical site should be excluded from the primary efficacy analyses provided in the NDA. Additionally, notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

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

Changes to some of the conditions established in an approved application, including changes in indications, labeling, manufacturing processes or facilities, may require submission and FDA approval of a new NDA or NDA supplement before the change can be implemented. An NDA supplement for a new indication typically requires clinical data similar to that in the original application, and the FDA uses the same procedures and actions in reviewing NDA supplements as it does in reviewing original NDAs.

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

The cost of preparing and submitting a BLA is substantial. Each BLA submission requires a user fee payment unless a waiver or exemption applies. The manufacturer or sponsor of an approved BLA is also subject to annual establishment fees.

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

An approval letter authorizes commercial marketing and distribution of the biologic with specific prescribing information for specific indications. As a condition of BLA approval, the FDA may require substantial post-approval testing and surveillance to monitor the product’s safety or efficacy and may impose other conditions, including labeling restrictions, which can materially affect the product’s potential market and profitability. Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained, or problems or safety issues are identified following initial marketing.

Changes to some of the conditions established in an approved application, including changes in indications, labeling, device components or manufacturing processes or facilities, require submission and FDA approval of a new BLA or BLA supplement before the change can be implemented. A BLA supplement for a new indication typically requires clinical data similar to that in the original application, and the FDA uses the same procedures and actions in reviewing BLA supplements as it does in reviewing original BLAs.

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

The FDA, state and foreign regulatory authorities have broad enforcement powers. Failure to comply with applicable regulatory requirements could result in enforcement action by the FDA, state or foreign regulatory authorities (as applicable), which may include the following:

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

Healthcare Laws and Regulations

Sales of our product candidates, if approved, or any other future product candidate will be subject to healthcare regulation and enforcement by the federal government and the states and foreign governments in which we might conduct our business. The healthcare laws and regulations that may affect our ability to operate include the following:

•

The federal Anti-Kickback Statute makes it illegal for any person or entity to knowingly and willfully, directly or indirectly, solicit, receive, offer, or pay any remuneration that is in exchange for or to induce the referral of business, including the purchase, order, lease of any good, facility, item or service for which payment may be made under a federal healthcare program, such as Medicare or Medicaid. The term “remuneration” has been broadly interpreted to include anything of value untitled letters or warning letters;

•

Federal false claims and false statement laws, including the federal civil False Claims Act, prohibits, among other things, any person or entity from knowingly presenting, or causing to be presented, for payment to, or approval by, federal programs, including Medicare and Medicaid, claims for items or services, including drugs, that are false or fraudulent;

•

Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) created additional federal criminal statutes that prohibit among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors or making any false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services;

•

Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) created additional federal criminal statutes that prohibit among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors or making any false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services;

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 and their implementing regulations, impose obligations on certain types of individuals and entities regarding the electronic exchange of information in common healthcare transactions, as well as standards relating to the privacy and security of individually identifiable health information;

•

The federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services information related to payments or other transfers of value made to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members.

Also, many states have similar laws and regulations, such as anti-kickback and false claims laws that may be broader in scope and may apply regardless of payor, in addition to items and services reimbursed under Medicaid and other state programs. Additionally, we may be subject to state laws that require pharmaceutical companies to comply with the federal government’s and/or pharmaceutical industry’s voluntary compliance guidelines, state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures, as well as state and foreign laws governing the privacy and security of health information, many of which differ from each other in significant ways and often are not preempted by HIPAA.

Additionally, to the extent that our product is sold in a foreign country, we may be subject to similar foreign laws.

Chemistry, Manufacturing, and Controls

For our biologics technology platform product candidates, we have successfully developed production processes that are scalable. All of the derivatives of the manufacturing process can be used, creating a spectrum of products for a variety of markets from one core technology.

We have established in-house research, development and manufacturing capabilities in our corporate headquarters. We intend to secure manufacturing agreements with a contract manufacturing organization for our own clinical and commercial supply. Currently, we are not a party to any manufacturing agreements.

For our small molecule pipeline product candidates, we have successfully developed production processes that are scalable and economically viable. We have used contract manufacturing organizations for our own preclinical and clinical supply. Currently, we are not a party to any manufacturing agreements.

Intellectual Property

As of February 1, 2022, we hold or control 13 issued U.S. patents, 9 pending U.S. patent applications, and 61 patents in various jurisdictions outside the United States related to our biologics and small molecule product candidates and core biologics technology. Additionally, we are pursuing 37 corresponding patent applications that are pending in various foreign jurisdictions. Further advancement of our intellectual property portfolio will require the filing of patent applications related to our proprietary manufacturing process and product candidates. We have patents extending into the late 2020s, and 2030 related to our biologics technology platform product candidates, and late 2020s, and early 2040 related to our small molecule product candidates, as well as trade secrets protecting our intellectual property. Our patent prosecution strategy includes exploration of opportunities to expand our patent life in order to broaden our existing patent portfolio.

Below is a further description of certain of our key issued patents related to our biologics technology platform product candidates, including the method of protection, expiration date, number of related patents issued in foreign jurisdictions and the product candidates to which each patent relates. We currently hold or control:

•

three patents issued in the United States (U.S. Patent Nos. 10,538,736, 8,257,947 and 8,524,494) and thirty-two patents issued in foreign jurisdictions directed to the production and use of extracellular matrix compositions and more specifically to proteins obtained by culturing cells under hypoxic conditions on a microcarrier beads or a three-dimensional surface in a suitable growth medium. The culturing method produces both soluble and non-soluble fractions, which may be used separately or in combination to obtain physiologically acceptable compositions useful in a variety of medical and therapeutic applications. These U.S. patents relate to HST-001, HST-002, HST-003, HST-004 and HST-005 and are expected to expire between January 2029 and 2030, while patents issued in foreign jurisdictions are expected to expire in July 2030;

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

•

two patents issued in the United States (U.S. Patent Nos. 8,530,415 and 9,512,403), which are also directed to the production of a tissue patch for the repair and regeneration of cells and methods of use using of extracellular matrix compositions and more specifically to proteins obtained by culturing cells under hypoxic conditions on microcarrier beads or a three-dimensional a surface in a suitable growth medium. These U.S. patents relate to HST-003, HST-004 and HST-005 and are expected to expire January to March 2029; and

•

six patents issued in the United States (U.S. Patent Nos. 8,852,637, 9,034,312, 9,506,038, 10,143,708, 10,675,303, 11,191,780) and fourteen patents issued in foreign jurisdictions related to extracellular matrix compositions for the treatment of cancer, which are scheduled to expire between January 2029 and November 2030, while patents issued in foreign jurisdictions are expected to expire in January 2029; and one pending U.S. application related to skin care.

In addition, the following is a further description of certain of our key issued patents and pending applications related to our small molecule product candidates, including composition of matter coverage, method of protection, expiration date, number of related patents issued/pending in foreign jurisdictions and the product candidates to which each patent/application relates. We currently hold or control:

•

one patent issued in the United States (U.S. Patent No. 7,692,038) and twenty patents issued in foreign jurisdictions directed to the crystalline forms of emricasan. We expect that the crystalline forms and methods of use patent, if the appropriate maintenance, renewal, annuity or other governmental fees are paid, will expire in July 2028 (United States) and December 2027 (international). It is possible that the term of a crystalline forms patent in the United States could be extended up to five additional years under the provisions of the Hatch-Waxman Act. Patent term extension may be available in certain foreign countries upon regulatory approval;

•

one patent application pending in the United States (U.S. Patent Application No. 17/256,142) and two patent applications pending in foreign jurisdictions directed to (S)-3-(2-(4-(benzyl)-3-oxopiperazin-1-yl)acetamido)-4-oxo-5-(2,3,5,6-tetrafluoro phenoxy) pentanoic acid derivatives and related compounds as caspase inhibitors for treating cardiovascular diseases. We expect that the patents granted in this family, if the appropriate maintenance, renewal, annuity or other governmental fees are paid, will expire in June 2039; and

•

one patent application pending in the United States (U.S. Patent Application No. 16/812,063) and thirteen patent applications pending in foreign jurisdictions directed to caspase inhibitors, including CTS-2090 and CTS-2096, for treating autoimmune diseases, inflammatory diseases, CNS diseases liver diseases, respiratory diseases, cardiovascular diseases, dermatological diseases, rheumatological diseases, kidney diseases, and cancers. We expect that the patents granted in this family, if the appropriate maintenance, renewal, annuity or other governmental fees are paid, will expire in March 2040.

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

Competition

The biopharmaceutical industry is highly competitive, and many of our competitors have substantially greater financial resources and experience in research and development, manufacturing, conducting clinical trials, obtaining regulatory approvals and marketing products.

While we believe our biologics technology platform and our small molecule pipeline focus on addressing underserved, multibillion-dollar global markets, in-house research and development, knowledge, experience, and scientific resources offer competitive advantages, we face competition in the biopharmaceutical industry. The key competitive factors affecting the success of HST-003, HST-004 and emricasan are successful completion of clinical trials and timely regulatory approval in markets worldwide.

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
•

Cartilage repair products currently on the market or in active clinical development include: Collegium’s COL003, Adhera’s IT-102, Cytori’s adipose derived stem cells, Stempeucetics’ Stempeucel, Samumed’s SM-04690 and Medivir AB’s MIV-711.

HST-004

Competition in the pharmaceutical market for spinal disc repair treatment consists of the following:

•	Physicians, and their patients, are seeking treatments that reverse spinal disc degeneration after injury.

•	Less invasive procedures are preferred to preserve patient function and reduce surgical complications that are common with such surgeries as spinal disc fusions.
•	Patients seek treatment options when surgical procedures with fixation devices may not be clinically appropriate or earlier in the disease progression.
•	Current treatment options fall into four key therapeutics categories, opioid, analgesic, cell/stem cell or disease modifying.
•

Spinal disc repair products currently in active clinical development include:  autologous stem cell therapy (StemSpine, Novocart Disc, FibroGenesis), allogeneic cell therapy (Discogenics, Mallinkrodt) and a Wnt pathway inhibitor targeting CLK2/DYRK1A (Biosplice Therapeutics, formerly Samumed).

Emricasan (COVID-19)

Currently there is no competition in the pharmaceutical market for the treatment of COVID-19 using a commercially available, or available under Emergency Use Authorization (EUA), pan-caspase inhibitor:

•

COVID-19 is a multiple system disease that affects the lungs, circulatory system, the brain, kidney and other organs. Patients show a widespread of severity, some which remain asymptomatic, and others that progress all the way to rapid health deterioration, including death due to organ failure.

•

While vaccination can prevent or diminish infection, or in case of break-through infection diminish mortality when compared to unvaccinated individuals, the constantly evolving virus may evade immunosurveillance and cause more serious disease, thus warranting the development of treatments that directly combat the viral life cycle.

•

Patients that show greater morbidity and mortality are typically characterized by lymphopenia, a rapid decline in white blood cells. Preliminary studies indicate that lymphopenia is associated with more severe disease and outcomes. Emricasan targets multiple caspases including caspase-1 which is believed to be a key enzyme that when activated leads to lymphopenia.

•	Physicians, and their patients, are seeking treatment options that will shorten recovery periods and prevent progression of the disease and its severity.
•

Current non-vaccine treatment options fall into several therapeutic categories geared toward interfering with different aspects of the disease, including RNA polymerase inhibitors to prevent replication of the virus, general anti-inflammatory drugs, and monoclonal antibodies to interfere with cellular receptors to prevent uptake of the virus.

•	Currently, there are no caspase inhibitors on the market that are targeting the same mechanism of action, such as prevention of lymphopenia.

Other treatments which aim to interfere with different aspects of the disease that are currently on the market as FDA approved drugs, under a FDA EUA or in active clinical development include: Remdesivir/Veklury (approved RNApol inhibitor), Dexamethasone (corticosteroid, anti-inflammatory), Bamlanivimab (Lilly, anti-COVID mAbs), and Casirivmab/Imdevimab (Regeneron, anti-COVID mAbs), Bamlaniviman/etesevimab combination (Lilly, anti-COVID mAbs combination), baricitinib/remdesivir combination (Lilly; combination treatment of remdesivir with a janus kinase inhibitor). More recently, molnupiravir (Merck), a viral RNA-dependent RNA polymerase inhibitor, and the PAXLOVID (nirmatrelvir ritonavir® combination treatment; Pfizer), a potent inhibitor of the virus poly-protein processing protease, and Evusheld (viral spike-protein binding monoclonal antibody combination; AstraZeneca) have been approved by the FDA under an EUA and have demonstrated moderate to significantly effective reductions in hospitalizations if taken early. Others are Sotrovimab (viral spike-protein binding; GSK), Actemra (IL-6 receptor binding; Genentech).

Emricasan (MRSA)

Currently there is no direct competition in the pharmaceutical market for the treatment of MRSA using a pan-caspase inhibitor:

•	MRSA causes hard to treat hospital and community acquired skin infections that can result in extended hospital stays and in significant instances lead to death, often due to bacteremia.
•	Last line antibiotics provide current treatment options that are eclipsed by MRSA strains developing antibiotic resistance against these antibiotics.
•	MRSA and similar infections are characterized by a pathogenic modulation of the human immune system, leading to cell death of immune cells and an aberrant cytokine storm.
•	A recent published pre-clinical study establishes that modulating the host immune system with systemic administration of pan-caspase inhibitors, such as emricasan can lead to a reduction of MRSA.
•	Currently, there are no FDA approved treatments of MRSA that target this novel mechanism of action.

Human Capital

As of December 31, 2021, we had 22 full-time employees and 18 of our employees are engaged in research and development activities. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good notwithstanding the claims brought by two former employees.  See Item 3. Legal Proceedings.

We recognize that attracting, motivating and retaining talent at all levels is vital to our continued success. Our employees are a significant asset and we aim to create an equitable, inclusive and empowering environment in which our employees can grow and advance their careers, with the overall goal of developing, expanding and retaining our workforce to support our current pipeline of product candidates and future business goals. By focusing on employee retention and engagement, we also improve our ability to support our clinical trials, our product candidate pipeline, our platform technologies, business and operations, and also protect the long-term interests of our security holders. Our success also depends on our ability to attract, engage and retain a diverse group of employees. Our efforts to recruit and retain a diverse and passionate workforce include providing competitive compensation and benefits packages and ensuring we listen to our employees.

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

General Risks

•

We may not be able to regain compliance with Nasdaq’s continued listing requirements, the failure of which could lead to the delisting of our common stock from Nasdaq and our common stock trading, if at all, only on the over-the-counter market, or OTC market.

•	We must raise additional funds to finance our operations to remain a going concern.
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

•

We are involved, and may become involved in the future, in disputes and other legal or regulatory proceedings that, if adversely decided or settled, could materially and adversely affect our business, financial condition and results of operations.

•	Clinical drug development involves uncertain outcomes, and results of earlier studies and trials may not be predictive of future trial results.
•	If development of our product candidates does not produce favorable results, we and our collaborators, may be unable to commercialize these products.
•	We expect to continue to incur significant research and development expenses, which may make it difficult for us to attain profitability.
•	We expect to depend on collaborations with third parties and if such collaborations are not successful then there is risk to our ability to develop our product candidates.

Risks Related to Our Intellectual Property

•	We may not be successful in obtaining or maintaining necessary rights to our product candidates through acquisitions and in-licenses.
•	We may not be able to protect our proprietary or licensed technology in the marketplace.

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

Risks Related to Owning Our Common Stock

•	The market price of our common stock has been and may continue to be volatile, which could significantly worsen if we are delisted from Nasdaq and begin to trade on the OTC market.
•	Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidate.
•	Existing stockholders voting rights could be impaired if we issue preferred stock with superior voting rights.
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

General Risks

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

On August 18, 2021, we received a letter from the Listing Qualifications Department of the Nasdaq Stock Market, or Nasdaq, indicating that, based upon the closing bid price of our common stock for the 30 consecutive business day period between July 7, 2021, through August 17, 2021, we did not meet the minimum bid price of $1.00 per share required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2), or the Bid Price Rule. The letter also indicated that we will be provided with a compliance period of 180 calendar days, or until February 14, 2022, or the Compliance Period, in which to regain compliance pursuant to Nasdaq Listing Rule 5810(c)(3)(A). As of February 14, 2022, the Company had not regained compliance with the minimum bid price requirement. However, the Company was granted an additional 180 calendar day period, or until August 15, 2022, to regain compliance, or the Second Compliance Period, based upon the Company’s written notice provided to Nasdaq of its intention to cure the deficiency during the Second Compliance Period, by effecting a reverse stock split.

We plan to seek stockholder approval at our annual meeting of stockholders of an amendment to our restated certificate of incorporation to effect a reverse stock split at a ratio of not less than 5-for-1 and not greater than 20-for-1, with the exact ratio to be set within that range at the discretion of our board of directors, as a potential measure to regain compliance with the Bid Price Rule. However, we cannot assure you that we will have the necessary quorum to hold a vote on the proposal or that we will have to take action to amend our bylaws to decrease the necessary quorum required to hold a vote on the proposal.  Additionally, we must obtain a majority of the outstanding shares of common stock, on an as converted to common stock basis, to approve the proposal and therefore may not obtain the necessary votes to effect the reverse stock split.

If we fail to regain compliance with the minimum bid price requirement our stock may be delisted and our common stock will trade, if at all, only on the OTC market, such as the OTC Bulletin Board or OTCQX market, and then only if one or more registered broker-dealer market makers comply with quotation requirements. In the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with listing requirements would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the Nasdaq minimum bid price requirement or prevent future non-compliance with Nasdaq’s listing requirements. Delisting from the Nasdaq Capital Market or any Nasdaq market could make trading our common stock more difficult for investors, potentially leading to declines in our share price and liquidity. Without a Nasdaq market listing, stockholders may have a difficult time getting a quote for the sale or purchase of our stock, the sale or purchase of our stock would likely be made more difficult, and the trading volume and liquidity of our stock could decline. Delisting from Nasdaq could also result in negative publicity and could also make it more difficult for us to raise additional capital. The absence of such a listing may adversely affect the acceptance of our common stock as currency or the value accorded by other parties.

Finally, delisting of our common stock would likely result in our common stock becoming a “penny stock” under the Exchange Act.  The principal result or effect of being designated a “penny stock” is that securities broker-dealers cannot recommend the shares but must trade it on an unsolicited basis. Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the SEC, which specifies information about penny stocks and the nature and significance of risks of the penny stock market. A broker-dealer must also provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer and salesperson in the transaction, and monthly account statements indicating the market value of each penny stock held in the customer’s account. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for shares that become subject to those penny stock rules. Under such circumstances, shareholders may find it more difficult to sell, or to obtain accurate quotations, for our common stock, and our common stock would become substantially less attractive to certain purchasers such as financial institutions, hedge funds and other similar investors.

We must raise additional funds to finance our operations to remain a going concern.

As of December 31, 2021, the Company has an accumulated deficit of $77.7 million and expects to incur operating losses and generate negative cash flows from operations for the foreseeable future. As of December 31, 2021, we had approximately $18.7 million in cash and cash equivalents. In addition, we have an agreement in place with Lincoln Park providing for the sale of up to $10.0 million of common stock, of which $8.5 million, or 1.6 million common shares, remained available to be sold, subject to limitations on the amount of securities the Company may sell under its effective registration statement on Form S-3 within any 12-month period. Based on our current business plan and related operating budget, management believes that existing cash and cash equivalents will be sufficient to fund our obligations into the second quarter of 2023.

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

Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends on our continued ability to attract, retain, and motivate highly qualified management and scientific personnel. Competition for qualified personnel is intense. We may not be successful in attracting qualified personnel to fulfill our current or future needs and there is no guarantee that any of these individuals will join us on a full-time employment basis, or at all. Additionally, if we are unable to raise capital, this may further harm our ability to attract and retain key personnel. In the event we are unable to fill critical open employment positions, we may need to delay our operational activities and goals, including the development of our product candidates, and may have difficulty in meeting our obligations as a public company. We do not maintain “key person” insurance on any of our employees.

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

On November 8, 2021, Richard Pascoe stepped down from his position as our President and Chief Executive Officer and as a member of our Board.  The Board appointed Steven J. Mento, Ph.D., a current member of the Company’s Board of Directors, as Executive Chairman and Interim President and Chief Executive Officer as of November 8, 2021. On February 22, 2022, we announced the Board’s decision to postpone any search for a permanent President and Chief Executive Officer at this time. We may also have to take additional measures to retain existing executives and other personnel.

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

We are a clinical-stage biopharmaceutical company, have no approved products and have generated minimal revenues from the sale of products.  We are focused on developing our proprietary hypoxia-generated growth factor technology platform and stem cell-free biologic products as potential first-in-class restorative therapeutics that ignite the body’s natural process to repair and maintain healthy biological function. We also have a pipeline of clinical and preclinical small molecule pan-caspase and caspase selective inhibitors focused on treatments for infectious and inflammatory diseases that we intend to develop.

Our operations to date have been limited to organizing, staffing and financing our company, applying for patent rights, manufacturing on a clinical scale, undertaking clinical trials of our product candidates, and engaging in research and development. As a result, we have limited historical operations upon which to evaluate our business and prospects and have not yet demonstrated an ability to obtain marketing approval for any of our product candidates or successfully overcome the risks and uncertainties frequently encountered by companies in the biopharmaceutical industry. We also have generated limited revenues from licensing agreements or product sales to date and continue to incur significant research and development and other expenses. As a result, we have not been profitable and have incurred significant operating losses in every reporting period since our inception, except for the year ended December 31, 2017. For the years ended December 31, 2021 and 2020, we reported net losses of $15.0 million and $18.9 million, respectively, and had an accumulated deficit of $77.7 million as of December 31, 2021.

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

We have three product candidates currently in development, HST-003 for the treatment of articular cartilage defects in the knee, HST-004 for the treatment of spinal disc repair, and emricasan for the treatment of COVID-19. We have spent significant time, money, and effort on the development of our product candidates, HST-003, HST-004, emricasan, and other pre-clinical assets. To date, no pivotal clinical trials designed to provide clinically and statistically significant proof of efficacy, or to provide sufficient evidence of safety to justify approval, have been completed with any of our product candidates. Success in preclinical studies and early clinical trials does not ensure that later clinical trials will generate adequate data to demonstrate the efficacy and safety of a therapeutic candidate.

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

We are involved, and may become involved in the future, in disputes and other legal or regulatory proceedings that, if adversely decided or settled, could materially and adversely affect our business, financial condition and results of operations.

We are, and may in the future become, party to litigation, arbitration, regulatory proceedings or other disputes. In general, claims made by or against us in disputes and other legal or regulatory proceedings can be expensive and time consuming to bring or defend against, requiring us to expend significant resources and divert the efforts and attention of our management and other personnel from our business operations. These potential claims include, but are not limited to, personal injury claims, class action lawsuits, intellectual property claims, employment litigation and regulatory investigations and causes of action relating to the advertising and promotional claims about our products.

On January 19, 2022, we provided a notice of material breach in connection with Amerimmune’s non-performance under the Collaborative Agreement and, on March 3, 2022, we filed the Arbitration Demand. During the arbitration, both Amerimmune and us continue to support planning of a Phase 2 trial of emricasan for the treatment of COVID-19. As part of our Arbitration Demand, we are seeking a declaratory judgment that Amerimmune has materially breached the Collaborative Agreement, and we are therefore entitled to terminate the Collaborative Agreement. In the event of termination for material breach, all rights and licenses granted to Amerimmune by us shall terminate, and any and all rights granted by us to Amerimmune revert to Histogen.  If we are successful, we would regain full rights to emricasan and other caspase modulators, including CTS-2090 and CTS-2096. In that case, we intend to develop emricasan for COVID-19 and other infectious and inflammatory diseases independently. In the event that a declaratory judgment to terminate the Collaborative Agreement is not awarded, we are also pursuing in the alternative a cause of action for breach of contract, seeking an award of damages for such breach.

There can be no assurances that the Arbitration Demand will result in our favor. We may not receive a declaratory award to terminate the Collaborative Agreement.  If the Collaborative Agreement is not terminated, we will likely continue to jointly develop emricasan pursuant to the terms of the Collaborative Agreement; provided, however, the arbitrator may decide alternative outcomes that are undeterminable at this time. We also may not be successful in receiving an award of damages in the Arbitration.

Two former employees of the Company filed a complaint in the Superior Court of California, County of San Diego, alleging certain employment-related claims, described in more depth in the following risk factor titled “Employee litigation and unfavorable publicity could negatively affect our future business.”.

Any adverse determination against us in these proceedings, or even the allegations contained in the claims, regardless of whether they are ultimately found to be without merit, may also result in settlements, injunctions or damages that could have a material adverse effect on our business, financial condition and results of operations.

Employee litigation and unfavorable publicity could negatively affect our future business.

From time to time, companies become involved in employment related litigation, including claims of age discrimination, sexual harassment, gender discrimination, creating a hostile workplace, retaliation, wrongful termination, immigration violations, or other local, state, and federal labor law violations. In recent years, there has been an increase in the number of discrimination and harassment claims generally. Coupled with the expansion of social media platforms and similar devices that allow individuals access to a broad audience, these claims have had a significant negative impact on some businesses. Certain companies that have faced employment or harassment related lawsuits have had to terminate management or other key personnel, and have suffered reputational harm that has negatively impacted their business. Any employment-related claim could negatively affect our business.

On or about February 17, 2022, two former employees, each of whom separately resigned and terminated their employment with Histogen, filed a complaint in the Superior Court of California, County of San Diego against us, our Board of Directors and certain other of our current and prior employees. The former non-executive employees of the Company have asserted causes of action for whistleblower status, retaliation, discrimination, unfair business practices, wrongful termination, violation of civil rights, and other California state law claims. We believe there are substantial defenses to this lawsuit, and we intend to vigorously defend against each of the claims.

However, because of the uncertain nature of litigation and insurance coverage decisions, the outcome of these claims or any other such employment related actions and proceedings cannot be predicted with certainty and an unfavorable resolution of one or more of them could have a material adverse effect on our business, financial condition, results of operations, cash flows, reputation, brand identity and the trading price of our securities. Any such litigation, with or without merit, could also result in substantial expenditures of time and money, and divert attention of our management team from other tasks important to the success of our business.

Clinical drug development involves uncertain outcomes, and results of earlier studies and trials may not be predictive of future trial results.

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials relating to our product candidates may not be predictive of the results of later-stage clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or safety profiles, notwithstanding promising results in earlier trials. For example, our most recent Phase 1b/2a for HST-001 failed to achieve statistical significance. We cannot be certain that any of our current or future clinical trials will be successful and support regulatory approval in any jurisdiction. Failure in one indication may have negative consequences for the development of our product candidates for other indications. Any such failure may harm our business, prospects, and financial condition.

If development of our product candidates does not produce favorable results, we and our collaborators, may be unable to commercialize these products.

To receive regulatory approval for the commercialization of our product candidates, HST-003, HST-004, and emricasan being developed both jointly with Amerimmune, for the treatment of COVID-19, and we are evaluating the use of emricasan for other infectious diseases, including for the treatment of MRSA, and our other preclinical product candidates, CTS-2090 and CTS-2096, or any other product candidates that we may develop, adequate and well-controlled clinical trials must be conducted to demonstrate safety and efficacy in humans to the satisfaction of the FDA and comparable foreign regulatory authorities. In order to support marketing approval, these agencies typically require successful results in one or more Phase 3 clinical trials, which our current product candidates have not yet reached and may never reach. In addition to the risks described above under “Clinical drug development involves uncertain outcomes, and results of earlier studies and trials may not be predictive of future trial results,” we may experience numerous unforeseen events during, or as a result of, the development process that could delay or prevent commercialization of our current or future product candidates, including the following:

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

We currently depend on collaborations with third parties for the research, development and commercialization of certain of the product candidates we may develop and may in the future depend on collaborations with third parties. If any such collaborations are not successful, we may not be able to realize the market potential of those product candidates.

We anticipate seeking third-party collaborators for the research, development, and commercialization of certain of the product candidates we may develop. For example, we entered into an agreement with Amerimmune under which we and Amerimmune are jointly developing emricasan for the treatment of COVID-19.

In October 2020, we entered into a Collaborative Agreement with Amerimmune to jointly develop emricasan for the potential treatment of COVID-19. The FDA approved an investigational new drug application (IND) to initiate a Phase 1 study of emricasan in mild COVID-19 patients to assess safety and tolerability in 2020. Under the Collaborative Agreement, during the agreed upon research term, Amerimmune, at its own expense and in collaboration with us, is required to use commercially reasonable efforts to lead the development activities for emricasan, limited to the treatment of COVID-19. We believe that, for numerous reasons set forth in our arbitration demand, Amerimmune has failed to undertake commercially reasonable efforts towards the development of emricasan as required by the Collaborative Agreement. Therefore, we are currently seeking to terminate the Collaborative Agreement and independently proceed with the development of emricasan for the treatment of COVID-19 and other infectious and inflammatory diseases.  At this time, we continue to operate under the terms of the existing Collaborative Agreement for the joint development of emricasan for the treatment of COVID-19.

The process of establishing and maintaining collaborative relationships is difficult, time-consuming and involves significant uncertainty, such as:

•	a collaboration partner may shift its priorities and resources away from our product candidates due to a change in business strategies, or a merger, acquisition, sale or downsizing;
•

a collaboration partner may seek to renegotiate or terminate their relationships with us due to unsatisfactory clinical results, manufacturing issues, a change in business strategy, a change of control or other reasons;

•	a collaboration partner may cease development in therapeutic areas which are the subject of our strategic collaboration;
•	a collaboration partner may not devote sufficient capital or resources towards our product candidates;
•	a collaboration partner may change the success criteria for a product candidate thereby delaying or ceasing development of such candidate;
•

a significant delay in initiation of certain development activities by a collaboration partner will also delay payment of milestones tied to such activities, thereby impacting our ability to fund our own activities;

•	a collaboration partner could develop a product that competes, either directly or indirectly, with our product candidate;
•	a collaboration partner with commercialization obligations may not commit sufficient financial or human resources to the marketing, distribution or sale of a product;
•	a collaboration partner with manufacturing responsibilities may encounter regulatory, resource or quality issues and be unable to meet demand requirements;
•	a collaboration partner may terminate a strategic alliance;
•

a dispute may arise between us and a partner concerning the research, development or commercialization of a product candidate resulting in a delay in milestones, royalty payments or termination of an alliance and possibly resulting in costly litigation or arbitration which may divert management attention and resources; and

•	a partner may use our products or technology in such a way as to make us subject to litigation with a third party.

If any collaborator fails to fulfill its responsibilities in a timely manner, or at all, our research, clinical development, manufacturing or commercialization efforts related to that collaboration could be delayed or terminated, or it may be necessary for us to assume responsibility for expenses or activities that would otherwise have been the responsibility of our collaborator. If we are unable to establish and maintain collaborative relationships on acceptable terms or to successfully transition terminated collaborative agreements, we may have to delay or discontinue further development of one or more of our product candidates, undertake development and commercialization activities at our own expense or find alternative sources of capital.

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

The commencement of clinical trials can be delayed for a variety of reasons, including, but not limited to, delays related to:

•	obtaining regulatory approval to commence one or more clinical trials;
•	reaching agreement on acceptable terms with prospective third-party contract research organizations (“CROs”) and clinical trial sites;
•	manufacturing sufficient quantities of a product candidate or other materials necessary to conduct clinical trials;
•	obtaining institutional review board approval to conduct one or more clinical trials at a prospective site;
•	recruiting and enrolling patients to participate in our HST-003 study and other clinical trials; and
•	the failure of our licensees to adequately resource our product candidates due to their focus on other programs or as a result of general market conditions.

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

The progress of clinical trials and clinical studies also may be affected by significant global public health matters such as the current novel coronavirus outbreak. For example, our most current HST-003 study has experienced enrollment delays due to reduced frequency of elective procedures related to COVID-19. Factors related to the novel coronavirus outbreak that may impact the timing and conduct of our clinical trials and clinical studies include:

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

We intend to rely primarily on third parties to manufacture our preclinical and clinical drug supplies, and our business, financial condition and results of operations could be harmed if those third parties fail to provide us with sufficient quantities of drug product or fail to do so at acceptable quality levels or prices.

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

Despite the implementation of security measures, our internal computer systems and those of third parties with which we contract are vulnerable to damage from cyber-attacks, computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. System failures, accidents or security breaches could cause interruptions in our operations and could result in a material disruption of our drug development and clinical activities and business operations, in addition to possibly requiring substantial expenditures of resources to remedy. The loss of drug development or clinical trial data could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and our development programs and the development of our product candidates could be delayed.

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

Risks Related to Owning Our Common Stock

The market price of our common stock has been and may continue to be volatile.

The market price of our common stock has been and may continue to be volatile. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

•

results from, and any delays in, planned clinical trials for our product candidates, or any other future product candidates, and the results of trials of competitors or those of other companies in our market sector;

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

If we were to be delisted from Nasdaq and begin to be quoted on the OTC market, the quotation of our common stock on the OTC market does not assure that a meaningful, consistent and liquid trading market currently exists, and in recent years such market has experienced extreme price and volume fluctuations that have particularly affected the market prices of many smaller companies like us. Our common stock would be subject to this volatility. Sales of substantial amounts of common stock, or the perception that such sales might occur, could adversely affect prevailing market prices of our common stock and our stock price may decline substantially in a short time and our stockholders could suffer losses or be unable to liquidate their holdings.

Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidate.

We may seek additional capital through a combination of public and private equity offerings, debt financings, strategic partnerships and alliances and licensing arrangements. We have a purchase agreement in place with Lincoln Park to sell up to $10.0 million worth of shares of our common stock, from time to time, to Lincoln Park, under which approximately $8.5 million, or 1.6 million common shares, remains available for future sale as of December 31, 2021, subject to limitations on the amount of securities the Company may sell under its effective registration statement on Form S-3 within any 12-month period. Any sales under the Lincoln Park arrangement, and to the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our stockholders will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of our stockholders. The incurrence of indebtedness would result in increased fixed payment obligations and could involve certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we raise additional funds through strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or product candidate, or grant licenses on terms unfavorable to us.

Our Board of Directors could issue one or more series of preferred stock without stockholder approval with the effect of diluting existing stockholders and impairing their voting and other rights.

Our Amended and Restated Certificate of Incorporation, as amended, or the Certificate, authorizes the issuance of up to 10,000,000 shares of “blank check” preferred stock, with designations, rights and preferences as may be determined from time to time by our Board of Directors. Our Board of Directors is empowered, without stockholder approval, to issue one or more series of preferred stock with dividend, liquidation, conversion, supermajority voting, redemption or other rights which could dilute the interest of, or impair the voting power of, our common stockholders.

For example, our Board could authorize the issuance of a series of preferred stock that would have the right to vote with holders of common stock, as a single class, with each share of preferred stock being entitled to vote on a supermajority voting basis on particular matters, including amendments to our Certificate. The holders of preferred stock would, in such a scenario, have a substantial number of votes in excess of the amount of shares of common stock underlying its shares of preferred stock on proposals to be brought at a meeting of our stockholders, including our 2022 Annual Meeting, where we intend to seek shareholder approval of an amendment of our Certificate for a reverse stock split.  In such a scenario, our common stockholder’s ability to influence the results of a vote at our 2022 Annual Meeting would be substantially reduced.

Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of us more difficult and may prevent attempts by our stockholders to replace or remove our management.

Provisions in our certificate of incorporation and bylaws may delay or prevent an acquisition or a change in management. These provisions include a classified board of directors, a prohibition on actions by written consent of our stockholders and the ability of the board of directors to issue preferred stock without stockholder approval. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the DGCL, which prohibits stockholders owning in excess of 15% of our outstanding voting stock from merging or combining with us. Although we believe these provisions collectively will provide for an opportunity to receive higher bids by requiring potential acquirers to negotiate with our board of directors, they would apply even if the offer may be considered beneficial by some stockholders. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove then current management by making it more difficult for stockholders to replace members of the board of directors, which is responsible for appointing the members of management.

If our common stock is not listed on a national securities exchange, compliance with applicable state securities laws may be required for subsequent offers, transfers and sales of the shares of common stock offered hereby.

The securities offered hereby are being offered pursuant to one or more exemptions from registration and qualification under applicable state securities laws. Because our common stock is listed on Nasdaq, we are not required to register or qualify in any state the subsequent offer, transfer or sale of the common stock. If our common stock is delisted from Nasdaq and is not eligible to be listed on another national securities exchange, subsequent transfers of the shares of our common stock offered hereby by U.S. holders may not be exempt from state securities laws. In such event, it will be the responsibility of the holder of shares or warrants to register or qualify the shares for any subsequent offer, transfer or sale in the United States or to determine that any such offer, transfer or sale is exempt under applicable state securities laws.

Sales of a substantial number of shares of our common stock by our stockholders in the public market could cause our stock price to fall.

Sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur could significantly reduce the market price of our common stock and impair our ability to raise adequate capital through the sale of additional equity securities. We are unable to predict the effect that such sales may have on the prevailing market price of our common stock. As of December 31, 2021, we have outstanding warrants to purchase an aggregate of approximately 23.7 million shares of our common stock, and options to purchase an aggregate of approximately 2.3 million shares of our common stock, which, if exercised, may further increase the number of shares of our common stock outstanding and the number of shares eligible for resale in the public market.

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

As of December 31, 2021, our executive officers, directors and greater than 5% stockholders, in the aggregate, own approximately 25.4% of our outstanding common stock. As a result, such persons, or their appointees to our board of directors, acting together, will be able to exert control or significantly influence over all matters submitted to our board of directors or stockholders for approval, including the appointment of our management, the election and removal of directors and approval of any significant transaction, as well as our management and business affairs. This concentration of ownership may have the effect of delaying, deferring, or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

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

Item 3. Legal Proceedings.

On or about February 17, 2022, two former employees, each of whom separately resigned and terminated their employment with Histogen, filed a complaint in the Superior Court of California, County of San Diego against us, our Board of Directors, our former Chief Executive Officer, as well as three individuals that are currently employed by the Company. Although the complaint lists the “Histogen Board of Directors, a business entity form unknown” as a defendant, the complaint does not specifically list the names of the board members. The plaintiffs allege whistleblower status, retaliation, discrimination, unfair business practices, wrongful termination, violation of civil rights, and other California state law claims. We have tendered the complaint to our liability insurer and engaged outside litigation counsel, as approved by our carrier, to defend Histogen, the Board of Directors and the individuals in this matter.  We object to the naming of each of the defendants in this matter and deny each of the plaintiffs’ claims. We expect to request an order that the plaintiffs’ claims proceed through arbitration in accordance with contractual obligations set forth in each of the plaintiff’s previously executed employment agreements with Histogen. We believe that our defense costs, settlement monies, damages or any other awards would be covered by our liability insurance; provided, however, insurance may not cover all claims or could exceed our insurance coverage. We believe that there are substantial defenses to this lawsuit, and we intend to vigorously defend against each of these claims. While this litigation matter is in the early stages, we believe the action is without merit. Nonetheless, the ultimate outcome is unknown at this time.

On March 3, 2022, we filed a demand for arbitration (“Arbitration Demand”) with JAMS in the county of San Diego, against Amerimmune LLC (“Amerimmune”) seeking a declaratory judgment that Amerimmune has materially breached the Collaborative Agreement entered into by and between us and Amerimmune on October 27, 2020, and that Histogen is therefore entitled to terminate the Collaborative Agreement in accordance with its terms. We further brought the Arbitration Demand for breach of contract, seeking an award of specific performance requiring Amerimmune to comply with the terms of the Agreement, which provide that, in the event of termination for material breach, all rights and licenses granted to Amerimmune by us shall terminate, and Amerimmune shall cease any and all development, manufacture and commercialization activities under the Agreement, and any and all rights granted by us to Amerimmune revert to Histogen. In the event that specific performance is not awarded, we are pursuing in the alternative a cause of action for breach of contract, seeking an award of damages for such breach in an amount to be determined at hearing.  And finally, we are pursuing a claim for misappropriation of trade secrets, seeking an award of damages in an amount to be determined at hearing. During the Arbitration, we expect Amerimmune and us to continue to support planning of a Phase 2 trial of emricasan for the treatment of COVID-19. In the event that we are successful on our claims as set forth in our Arbitration Demand and the Agreement is terminated, we intend to develop emricasan for COVID-19 and other infectious and inflammatory diseases independently.

There can be no assurances that the Arbitration will result in our favor. If the Collaborative Agreement is not terminated and the rights granted by us to Amerimmune do not revert back to us, we expect that we will continue to jointly develop emricasan pursuant to the terms of the Collaborative Agreement. The ultimate outcome of this Arbitration is unknown at this time.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is listed on the Nasdaq Capital Market under the ticker “HSTO”.

Holders of Common Stock

On February 28, 2022, there were approximately 102 holders of record of our common stock.

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

Recent Sales of Unregistered Securities.

None.

Recent Repurchases of Equity Securities.

On December 16, 2021, the Company repurchased 14,342 shares of common stock from EPS in exchange for a cash payment of approximately $0.3 million. The repurchased shares were recorded as treasury stock which the Company intends to retire.  Refer to Note 2, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements included in this Annual Report, which is incorporated herein by reference.

Item 6. Selected Financial Data

Not required.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K for the period ended December 31, 2021. As further described in Note 1 and Note 7 of the notes to our consolidated financial statements included elsewhere in this Annual Report, Private Histogen was determined to be the accounting acquirer in the Merger. Accordingly, the pre-Merger historical financial information presented in this Annual Report on Form 10-K reflects the standalone consolidated financial statements of Private Histogen and, therefore, period-over-period comparisons may not be meaningful. In addition, references to the Company’s operating results prior to the Merger will refer to the operating results of Private Histogen. Except as otherwise indicated herein or as the context otherwise requires, references in this Annual Report on Form 10-K to “Histogen” “the Company,” “we,” “us” and “our” refer to Histogen Inc., a Delaware corporation, on a post-Merger basis, and the term “Private Histogen” refers to the business of privately-held Histogen Inc. prior to completion of the Merger.

Overview

We are a clinical-stage therapeutics company focused on developing our proprietary hypoxia-generated growth factor technology platform and stem cell-free biologic products as potential first-in-class restorative therapeutics that ignite the body’s natural process to repair and maintain healthy biological function.

We also have a pipeline of clinical and preclinical small molecule pan caspase and caspase selective inhibitors focused on treatments for infectious and inflammatory diseases that we intend to develop. We previously entered into a collaboration with Amerimmune LLC (“Amerimmune”) to lead the development activities for emricasan, a pan-caspase inhibitor, for the treatment of COVID-19. However, we believe that Amerimmune has breached its obligations under the Collaborative Development and Commercialization Agreement (“the Collaborative Agreement”) and have initiated an arbitration proceeding seeking a declaratory judgment that entitles us, amongst other remedies, to terminate the Collaborative Agreement (the “Arbitration”). In the event that we are successful in having the Collaborative Agreement terminated for material breach, all rights and licenses granted to Amerimmune shall terminate, and all rights granted by us to Amerimmune revert back to us. In such event, we intend to independently develop emricasan for the treatment of COVID-19, and other infectious and inflammatory diseases.  In the event that the Collaborative Agreement is not terminated as a result of the Arbitration, then we expect that we will continue to collaborate with Amerimmune pursuant to the terms of the Collaborative Agreement. We also intend to independently evaluate the use of the caspase selective inhibitors for inflammatory diseases.

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

Grant Revenue

In March 2017, the National Science Foundation (“NSF”), a government agency, awarded us a research and development grant to develop a novel wound dressing for infection control and tissue regeneration. As of March 31, 2021, we completed all obligations under the NSF grant and, as such, no longer generate any revenue in connection with the research and development grant.

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

•	costs incurred for IND enabling activities for HST-004 for spinal disc repair;
•	costs incurred under our collaboration and third-party licensing agreements; and
•	laboratory and vendor expenses related to the execution of preclinical and clinical trials.

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

	Years Ended December 31,
	2021	2020
Pre-clinical and clinical	$2,700	$1,304
Salaries and benefits	4,149	2,537
Facilities and other costs	1,624	2,378
Total research and development expenses	$8,473	$6,219

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

Other Income

Other income primarily consists of the Paycheck Protection Program Loan forgiven by the Small Business Administration on May 21, 2021.

Results of Operations

Comparison of Years Ended December 31, 2021 and 2020

The following table sets forth our selected statements of operations data for the years ended December 31, 2021 and 2020 (in thousands):

	Years Ended December 31,
	2021	2020	Change
Revenues
Product revenue	$892	$845	$47
License revenue	27	882	(855)
Grant revenue	113	—	113
Professional services revenue	—	332	(332)
Total revenues	1,032	2,059	(1,027)
Operating expenses
Cost of product revenue	220	679	(459)
Cost of professional services revenue	—	289	(289)
Acquired in-process research and development	—	7,144	(7,144)
Research and development	8,473	6,219	2,254
General and administrative	7,796	6,586	1,210
Total operating expenses	16,489	20,917	(4,428)
Loss from operations	(15,457)	(18,858)	3,401
Total other income (expense), net	448	41	407
Net loss	$(15,009)	$(18,817)	$3,808

Revenues

For the years ended December 31, 2021 and 2020, we recognized license revenues of $27 thousand and $0.9 million, respectively. The revenue recognized in both periods is associated with the Allergan Agreements. During the period ended December 31, 2021, $19 thousand of deferred revenue was recognized in relation to the Potential Future Improvements remaining performance obligation currently being amortized over the remaining 9-year patent life. The year-over-year decrease is primarily attributable to the recognition of the allocated proceeds received upon the transfer of the expanded license to Allergan in January 2020.

For the years ended December 31, 2021 and 2020, we recognized product revenues of $0.9 million and $0.8 million, respectively. The increase of $0.1 million for the year ended December 31, 2021, as compared to the year ended December 31, 2020 was due to a larger quantity of CCM sales to Allergan.

Grant revenue for the years ended December 31, 2021 and 2020 was $0.1 million and $0, respectively, all of which was related to an NSF research grant awarded to us in 2017. In March 2021, the Company completed all obligations under the NSF development grant and, as such, no longer generates any revenues in connection with the research and development grant.

For the year ended December 31, 2020, we recognized professional services revenue of $0.3 million, related to the transfer of certain technology and know-how, which was completed during 2020. As such, no additional professional services revenue was recognized during the year ended December 31, 2021.

Total Operating Expenses

Cost of Revenues

Cost of revenues for the years ended December 31, 2021 and 2020 were $0.2 million and $0.7 million, respectively. The decrease of $0.5 million for the year ended December 31, 2021 as compared to the year ended December 31, 2020 was primarily due to the sale of CCM to Allergan in September 2021 that was originally designated for research and development purposes and therefore had no cost of goods associated with it, and costs related to scrapped inventory.

For the years ended December 31, 2021 and 2020, we recognized costs of professional services of $0 and $0.3 million, respectively, related to the completion of technology transfer obligations of Histogen under the Allergan Agreements.

Acquired In-process Research and Development Expenses

For the year ended December 31, 2020, the Company incurred $7.1 million for in-process research and development acquired in connection with the Merger.

Research and Development Expenses

Research and development expenses for the years ended December 31, 2021 and 2020 were $8.5 million and $6.2 million, respectively. The increase of $2.3 million for the year ended December 31, 2021, as compared to the year ended December 31, 2020 was primarily due to increases in development costs of our clinical and pre-clinical product candidates and personnel related expenses, partially offset by $0.7 million in qualifying reimbursable expenses in connection with the DoD grant.

General and Administrative Expenses

General and administrative expenses for the years ended December 31, 2021 and 2020 were $7.8 million and $6.6 million, respectively. This increase of $1.2 million for the year ended December 31, 2021 as compared to the year ended December 31, 2020 was primarily due to increases in personnel related expenses, legal fees and insurance costs.

Liquidity and Capital Resources

From inception through December 31, 2021, we have an accumulated deficit of $77.7 million and expect to incur operating losses and generate negative cash flows from operations for the foreseeable future. As of December 31, 2021, we had approximately $18.7 million in cash and cash equivalents.

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

As of December 31, 2021 and 2020, we had no off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K under the Exchange Act.

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

As of December 31, 2021, no warrants associated with the November 2020 Offering have been exercised.

As of December 31, 2021, the Company had 1,892,088 shares and 126,139 shares of common stock reserved for issuance pursuant to the warrants and placement agent’s warrants, respectively, issued by the Company in the November 2020 Offering, at an exercise price of $1.78375 per share and $2.2297 per share, respectively.

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

As of December 31, 2021, a total of 6,721,200 warrants issued in the January 2021 Offering to purchase shares of common stock have been exercised and the Company issued 6,721,200 shares of its common stock. The Company received gross proceeds of approximately $6.8 million.

As of December 31, 2021, the Company had 7,751,300 shares and 227,500 shares of common stock reserved for issuance pursuant to the warrants and placement agent’s warrants, respectively, issued by the Company in the January 2021 Offering, at an exercise price of $1.00 per share and $1.25 per share, respectively.

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

As of December 31, 2021, no warrants associated with the June 2021 Offering have been exercised.

As of December 31, 2021, the Company had 4,781,840 shares and 298,865 shares of common stock reserved for issuance pursuant to the warrants and placement agent’s warrants, respectively, issued by the Company in the June 2021 Offering, at an exercise price of $1.00 per share and $1.375 per share, respectively.

December 2021 Common Stock Offering

In December 2021, the Company completed a registered direct offering (the “December 2021 Offering”) of an aggregate of 8,235,297 shares of common stock and 8,235,297 warrants to purchase up to 8,235,297 shares of Common Stock, at a public offering price of $0.425 per share. The accompanying warrants permit the investor to purchase additional shares equal to 100% of the number of shares of the Company’s common stock purchased by the investor. The warrants have an exercise price of $0.425 per share, may be exercised any time on or after 6 months and one (1) day after the issuance date, and expire five and a half (5.5) years following the date of issuance. In addition, the Company’s placement agent was issued compensatory warrants equal to 5.0%, or 411,765 shares, of the aggregate number of shares of common stock sold in the offering, which are immediately exercisable for an exercise price of $0.5313 and expire five and a half (5.5) years following the date of issuance on June 21, 2027. The Company received gross proceeds of $3.5 million and incurred cash-based placement agent fees and other offering expenses of approximately $0.5 million.

As of December 31, 2021, no warrants associated with the December 2021 Offering have been exercised.

As of December 31, 2021, the Company had 8,235,297 shares and 411,765 shares of common stock reserved for issuance pursuant to the warrants and placement agent’s warrants, respectively, issued by the Company in the December 2021 Offering, at an exercise price of $0.425 per share and $0.5313 per share, respectively.

Common Stock Purchase Agreement with Lincoln Park

In July 2020, the Company entered into a common stock purchase agreement (the “2020 Purchase Agreement”) with Lincoln Park which provides that, upon the terms and subject to the conditions and limitations in the 2020 Purchase Agreement,  Lincoln Park is committed to purchase up to an aggregate of $10.0 million of shares of the Company’s common stock at the Company’s request from time to time during a 24 month period that began in July 2020 and at prices based on the market price of the Company’s common stock at the time of each sale. Upon execution of the 2020 Purchase Agreement, the Company sold 328,516 shares of common stock at $3.04399 per share to Lincoln Park for gross proceeds of $1.0 million. During the year ended December 31, 2020, the Company sold an additional 300,000 shares of common stock to Lincoln Park for gross proceeds of approximately $0.5 million. In addition, in consideration for entering into the 2020 Purchase Agreement and concurrently with the execution of the 2020 Purchase Agreement, the Company issued 66,964 shares of its common stock to Lincoln Park. During the year ended December 31, 2021, the Company did not sell any shares of common stock to Lincoln Park and approximately $8.5 million, or 1.6 million shares of common stock, remains available for sale under the 2020 Purchase Agreement, subject to limitations on the amount of securities the Company may sell under its effective registration statement on Form S-3 within any 12-month period.

Common Stock Warrants

In 2016, Private Histogen issued warrants to purchase common stock as consideration for settlement of prior liability claims. The warrants for the purchase of up to 3,583 common shares at an exercise price of $23.08 per share expired on July 31, 2021.

In addition, as of December 31, 2021, warrants to purchase 1,346 shares of common stock with an exercise price of $74.30 per share remain outstanding that were issued by Conatus in connection with obtaining financing in 2016. These warrants expire on July 3, 2023.

Cash Flow Summary for the Years Ended December 31, 2021 and 2020

The following table shows a summary of our cash flows for the years ended December 31, 2021 and 2020 (in thousands):

	Years Ended December 31,
	2021	2020
Net cash provided by (used in)
Operating activities	$(14,532)	$(12,054)
Investing activities	(241)	10,969
Financing activities	27,085	5,783
Net increase in cash, cash equivalents and restricted cash	$12,312	$4,698

Operating activities

Net cash used in operating activities was $14.5 million for the year ended December 31, 2021, resulting from our net loss of $15.0 million, which included non-cash charges of $0.4 million related to depreciation and amortization, stock-based compensation and forgiveness of our Paycheck Protection Program Loan, coupled with a $0.1 million net increase in operating assets and liabilities.

Net cash used in operating activities was $12.1 million for the year ended December 31, 2020, resulting from our net loss of $18.8 million, which included non-cash charges of $8.1 million primarily related to the acquired in-process research and development in connection with the Merger and stock-based compensation, and a $1.3 million net increase in operating assets and liabilities.

Investing activities

Net cash used in investing activities was $0.2 million for the year ended December 31, 2021, consisting of payments for purchases of property and equipment. Net cash provided by investing activities was $11.0 million for the year ended December 31, 2020, consisting of cash of $12.8 million received in connection with the Merger, partially offset by payments for acquisition related costs and purchases of property and equipment.

Financing activities

Net cash provided by financing activities was $27.1 million for the year ended December 31, 2021, resulting from sales of our common stock in registered direct offerings and the exercise of warrants. Net cash provided by financing activities was $5.8 million for the year ended December 31, 2020, resulting primarily from sales of our common stock in a registered direct offering and to Lincoln Park under the 2020 Purchase Agreement and proceeds from our PPP Loan.

Funding Requirements

We believe our existing cash and cash equivalents will be sufficient to meet our anticipated cash requirements into the second quarter of 2023. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Additionally, the process of testing product candidates in clinical trials is costly, and the timing of progress, potential dose expansions beyond our planned study protocols based in part on our clinical progress, and expenses in these trials is uncertain.

Our future capital requirements will depend on many factors, including:

•

the type, number, scope, progress, expansions, results, costs and timing of our preclinical studies and clinical trials of our product candidates which we are pursuing or may choose to pursue in the future;

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

As consideration for the reacquisition of the Development Assets, Histogen compensated PUR with both equity and cash components, including 1,166,667 shares of Series D convertible preferred stock with a fair value of $1.75 million and a potential cash payout of up to $6.25 million (the “Cap Amount”). Histogen paid PUR $0.5 million in upfront cash, forgave approximately $22 thousand of accounts receivable owed by PUR to Histogen, and settled an outstanding payable of PUR of approximately $23 thousand owed to a third party. Histogen is also obligated to make milestone and royalty payments, including (a) $0.4 million upon the unconditional acceptance and approval of a New Drug Application or Pre-Market Approval Application by the US FDA related to the Development Assets, (b) a $0.4 million commercialization milestone upon reaching gross sales (by Histogen or licensee) of the $0.5 million of products incorporating the Development Assets, and (c) a five percent (5%) royalty on net revenues collected by Histogen from commercial sales (by Histogen or licensee) of products incorporating the Development Assets, limited to orthopedic product candidates developed using our biologics technology platform, including HST-003 and HST-

004. The aforementioned cash payments, along with any future milestone and royalty payments, are all applied against the Cap Amount. In accordance with ASC 450, Contingencies, amounts for the milestone and royalty payments will be recognized when it is probable that the related contingent liability has been incurred and the amount owed is reasonably estimated. No amounts for the milestone and royalty payments have been recorded through December 31, 2021 under this agreement.

Allergan License and Supply Agreements

In July 2017, Histogen and Allergan entered into a letter agreement to transfer Suneva Medical, Inc.’s Amended and Restated License and Supply Agreements (collectively the “Allergan Agreements”) to Allergan, which grants exclusive rights including the right to sublicense to third parties, to use and commercialize our CCM skin care ingredient in the medical aesthetics market on a worldwide basis, excluding South Korea, China and India, in exchange for royalty payments to us based on Allergan’s sales of product including the licensed ingredient. Through December 31, 2020, we entered into several amendments to the Allergan Agreements to, among other things, expand Allergan’s license rights to certain sales channels where its products containing the CCM ingredient can be sold, identify exclusive and non-exclusive fields of use and clarify responsibilities with response to regulatory filings. For these amendments to the License Agreements, Histogen received cash payments of $11.0 million for the year ended December 31, 2017 and cash payments of $7.5 million during the year ended December 31, 2019. The Allergan Agreements also include a potential future milestone payment of $5.5 million if Allergan’s net sales of products containing Histogen’s CCM skin care ingredient exceeds $60 million in any calendar year through December 31, 2027.

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

Allergan may terminate the agreement for convenience upon one business days’ notice to us. Under the Amended and Restated License Agreement, as amended, Allergan will indemnify the Company for third-party claims arising from Allergan’s breach of the agreement, negligence or willful misconduct, or the exploitation of products by Allergan or its sublicensees. We will indemnify Allergan for third-party claims arising from our breach of the agreement, negligence or willful misconduct, or the exploitation of products by us prior to the effective date.

Amerimmune Collaborative Development and Commercialization Agreement

In October 2020, we entered into a Collaborative Agreement with Amerimmune to jointly develop emricasan for the potential treatment of COVID-19. The FDA approved an investigational new drug application (IND) to initiate a Phase 1 study of emricasan in mild COVID-19 patients to assess safety and tolerability in 2020. Under the Collaborative Agreement, during the agreed upon research term, Amerimmune, at its own expense and in collaboration with us, is required to use commercially reasonable efforts to lead the development activities for emricasan, limited to the treatment of COVID-19. We believe that, for numerous reasons set forth in our arbitration demand, Amerimmune has failed to undertake commercially reasonable efforts towards the development of emricasan as required by the Collaborative Agreement. Therefore, we are currently seeking to terminate the Collaborative Agreement and independently proceed with the development of emricasan for the treatment of COVID-19 and other infectious and inflammatory diseases. At this time, we continue to operate under the terms of the existing Collaborative Agreement for the joint development of emricasan for the treatment of COVID-19.

Pursuant to the terms of the Collaborative Agreement, each party shall retain ownership of their legacy intellectual property and responsibility for ongoing patent application prosecution and maintenance costs, and will jointly own any intellectual property developed during the term of the agreement. In addition, we granted Amerimmune an exclusive option, subject to terms and conditions including completion of a Phase 2 clinical trial by Amerimmune during the research term, to obtain an exclusive license that, if granted by us, allows Amerimmune alone, or in conjunction with one or more strategic partners, to use its commercially reasonable efforts to develop, manufacture, and commercialize emricasan and other caspase modulators, including CTS-2090 and CTS-2096, and we will share the profits equally with Amerimmune. No consideration will be transferred to us until profits, as defined in the Amerimmune Agreement, are generated by Amerimmune from developing or commercializing products.

On January 19, 2022, we provided a notice of material breach in connection with Amerimmune’s non-performance under the Collaborative Development and, on March 3, 2022, we filed the Arbitration Demand. During the arbitration, both Amerimmune and us continue to support planning of a Phase 2 trial of emricasan for the treatment of COVID-19. As part of our Arbitration Demand, we have requested that the Collaborative Agreement be terminated. We further brought the Arbitration Demand for breach of contract, seeking an award of specific performance requiring Amerimmune to comply with the terms of the Agreement, which provide that, in the event of termination for material breach, all rights and licenses granted to Amerimmune by us shall terminate, and any and all rights granted by us to Amerimmune revert to Histogen. If we are successful, we would regain full rights to emricasan and other caspase modulators, including CTS-2090 and CTS-2096. In that case, we intend to develop emricasan for COVID-19 and other infectious and inflammatory diseases independently. There can be no assurances that the Arbitration Demand will result in our favor and terminate the Collaborative Agreement.  If the Collaborative Agreement is not terminated, we will likely continue to jointly develop emricasan pursuant to the terms of the Collaborative Agreement.

We have identified multiple promises to deliver goods and services, which include at the inception of the agreement: (i) a license to technology and patents, information, and know-how; (ii) supply of emricasan and (iii) collaboration, including our participation in a Joint Development Committee and Joint Partnering Committee. At inception and through December 31, 2021, we have identified one performance obligation for all the deliverables under the Amerimmune Agreement since the delivered elements are either not capable of being distinct or are not distinct within the context of the contract. No upfront consideration was exchanged between the parties and any consideration received will be dependent on the successful execution of a qualifying strategic partnership, as defined, on the successful commercialization of emricasan, or upon a change in control of Amerimmune, as defined.  Although we will recognize revenue upon the occurrence of one of these events, no such events have occurred as of December 31, 2021.

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

We consider our critical accounting policies and estimates to be related to accrued research and development expenses and revenue recognition. Our significant accounting policies are described in more detail in Note 2 in the notes to consolidated financial statements as of and for the years ended December 31, 2021 and 2020 appearing elsewhere in this Annual Report on Form 10-K.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance of achieving the objective that information in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified and pursuant to the requirements of the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Interim Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), we carried out an evaluation, with the participation of our Management, including our Interim Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2021, the end of the period covered by this report. Based upon the foregoing, our Interim Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2021.

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

Our Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 Internal Control — Integrated Framework.

Based on our assessment, our Management has concluded that, as of December 31, 2021, our internal control over financial reporting was effective based on those criteria.

Pursuant to Regulation S-K Item 308(b), this Annual Report on Form 10-K does not include an attestation report of our company’s registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2022 Annual Meeting of Stockholders, or the Definitive Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2021.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to our officers, directors and employees, which is available on our website at www.histogen.com. The Code of Business Conduct and Ethics contains general guidelines for conducting the business of our company consistent with the highest standards of business ethics and is intended to qualify as a “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002 and Item 406 of Regulation S-K. In addition, we intend to promptly disclose (i) the nature of any amendment to our Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions and (ii) the nature of any waiver, including an implicit waiver, from a provision of our code of ethics that is granted to one of these specified officers, the name of such person who is granted the waiver and the date of the waiver on our website in the future.

Item 11. Executive Compensation.

Information required by this item is incorporated by reference to our Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2022 Annual Meeting of Stockholders within 120 days after the end of our fiscal year ended December 31, 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this item is incorporated by reference to our Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2022 Annual Meeting of Stockholders within 120 days after the end of our fiscal year ended December 31, 2021.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by this item is incorporated by reference to our Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2022 Annual Meeting of Stockholders within 120 days after the end of our fiscal year ended December 31, 2021.

Item 14. Principal Accounting Fees and Services.

Information required by this item is incorporated by reference to our Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2022 Annual Meeting of Stockholders within 120 days after the end of our fiscal year ended December 31, 2021.

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
4.5

Form of Common Warrant (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-1/A (File No. 333-251491) filed with the Securities and Exchange Commission on December 29, 2020).

4.6

Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-1/A (File No. 333-251491) filed with the Securities and Exchange Commission on December 29, 2020).

4.7

Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-1/A (File No. 333-251491) filed with the Securities and Exchange Commission on December 29, 2020).

4.8	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 8, 2021).
4.9	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 8, 2021).
4.10	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2021).
4.11	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2021).
4.12*	Description of Securities.
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

10.32

Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.32 to the Company’s Registration Statement on Form S-1/A (File No. 333-251491) filed with the Securities and Exchange Commission on December 29, 2020).

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

10.38#

Confidential Severance Agreement and General Release, by and between the Company and Gail K. Naughton, Ph.D., dated May 26, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 27, 2021).

10.39#

Consulting Agreement, by and between the Company and Gail K. Naughton, Ph.D., effective as of June 1, 2021 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 27, 2021).

10.40	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 8, 2021).
10.41

Amendment to Engagement Letter between Histogen Inc. and H.C. Wainwright & Co., LLC, dated as of June 6, 2021 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 8, 2021).

10.42

First Amendment to Lease, by and between Histogen Inc. and San Diego Sycamore, LLC, dated as of June 25, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 25, 2021).

10.43#

Executive Agreement, dated November 5, 2021, by and between the Company and Steven J. Mento, Ph.D. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 8, 2021).

10.44	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2021).
10.45	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2021).
21.1*	List of Subsidiaries.
23.1*	Consent of Mayer Hoffman McCann P.C., Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (Included in the signature page hereto)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
#	Indicates a management contract or compensatory plan, contract or arrangement.
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

Date: March 10, 2022	HISTOGEN INC.

	By:	/s/ Steven J. Mento, Ph.D.
Steven J. Mento, Ph.D.
Executive Chairman and Interim Chief Executive Officer and President

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

Signature	Title	Date

/s/ Steven J. Mento, Ph.D. Steven J. Mento, Ph.D.	Executive Chairman and Interim Chief Executive Officer and President (Principal Executive Officer)	March 10, 2022

/s/ Susan A. Knudson Susan A. Knudson	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 10, 2022

/s/ Susan Windham-Bannister, Ph.D. Susan Windham-Bannister, Ph.D.	Director	March 10, 2022

/s/ Daniel L. Kisner, M.D. Daniel L. Kisner, M.D.	Director	March 10, 2022

/s/ Rochelle Fuhrmann Rochelle Fuhrmann	Director	March 10, 2022

/s/ David H. Crean, Ph.D. David H. Crean, Ph.D.	Director	March 10, 2022

/s/ Jonathan Jackson Jonathan Jackson	Director	March 10, 2022

/s/ Brian M. Satz Brian M. Satz	Director	March 10, 2022

HISTOGEN INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Histogen Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Histogen Inc. (“Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

We have served as the Company’s auditor since 2015.

/s/ Mayer Hoffman McCann P.C.

San Diego, California

March 10, 2022

HISTOGEN INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2021	2020
Assets
Current assets
Cash and cash equivalents	$18,685	$6,763
Restricted cash	400	10
Accounts receivable, net	165	144
Inventories	—	300
Prepaid and other current assets	2,359	1,183
Total current assets	21,609	8,400
Property and equipment, net	399	271
Right-of-use asset	4,432	4,411
Other assets	805	1,931
Total assets	$27,245	$15,013
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$1,393	$539
Accrued liabilities	791	1,880
Current portion of lease liabilities	127	28
Current portion of deferred revenue	19	48
Financed insurance premiums, current	—	193
Payroll protection program loan, current	—	97
Total current liabilities	2,330	2,785
Lease liabilities, non-current	4,617	4,806
Payroll protection program loan, non-current	—	369
Noncurrent portion of deferred revenue	98	118
Finance lease liability, non-current	14	22
Total liabilities	7,059	8,100
Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at December 31, 2021 and 2020; no shares issued and outstanding at December 31, 2021 and 2020	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized at December 31, 2021 and 2020; 49,950,212 and 15,030,757 shares issued and outstanding at December 31, 2021 and 2020, respectively	5	1
Additional paid-in capital	98,839	70,561
Accumulated deficit	(77,652)	(62,702)
Total Histogen Inc. stockholders’ equity	21,192	7,860
Noncontrolling interest	(1,006)	(947)
Total equity	20,186	6,913
Total liabilities and stockholders’ equity	$27,245	$15,013

The accompanying notes are an integral part of these consolidated financial statements.

HISTOGEN INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Years Ended December 31,
	2021	2020
Revenue
Product revenue	$892	$845
License revenue	27	882
Grant revenue	113	—
Professional services revenue	—	332
Total revenue	1,032	2,059
Operating expense
Cost of product revenue	220	679
Cost of professional services revenue	—	289
Acquired in-process research and development	—	7,144
Research and development	8,473	6,219
General and administrative	7,796	6,586
Total operating expense	16,489	20,917
Loss from operations	(15,457)	(18,858)
Other income (expense)
Interest expense, net	(10)	(64)
Other income, net	458	105
Net loss	(15,009)	(18,817)
Loss attributable to noncontrolling interest	59	48
Net loss available to common stockholders	$(14,950)	$(18,769)
Net loss per share available to common stockholders, basic and diluted	$(0.39)	$(2.08)
Weighted-average number of common shares outstanding used to compute net loss per share, basic and diluted	38,364,711	9,018,376

The accompanying notes are an integral part of these consolidated financial statements.

HISTOGEN INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONVERTIBLE

PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Histogen Inc. Stockholders’ Equity	Non- controlling	Total Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)	Interest	(Deficit)
Balance at December 31, 2019	5,046,154	$39,070	3,343,356	$—	$6,864	$(43,933)	$(37,069)	$(899)	$(37,968)
Issuance of common stock to former stockholders of Conatus upon Merger	—	—	3,394,299	—	18,872	—	18,872	—	18,872
Conversion of convertible preferred stock into common stock upon Merger	(5,046,154)	(39,070)	5,046,154	1	39,069	—	39,070	—	39,070
Issuance of common stock, net of issuance costs	—	—	3,218,264	—	5,098	—	5,098	—	5,098
Issuance of common stock upon net exercise of stock options	—	—	28,684	—	40	—	40	—	40
Stock-based compensation expense	—	—	—	—	618	—	618	—	618
Net loss	—	—	—	—	—	(18,769)	(18,769)	(48)	(18,817)
Balance at December 31, 2020	—	—	15,030,757	1	70,561	(62,702)	7,860	(947)	6,913
Issuance of common stock, net of issuance costs	—	—	28,212,597	3	20,735	—	20,738	—	20,738
Issuance of common stock upon net exercise of warrants	—	—	6,721,200	1	6,839	—	6,840	—	6,840
Repurchase of common stock	—	—	(14,342)	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	704	—	704	—	704
Net loss	—	—	—	—	—	(14,950)	(14,950)	(59)	(15,009)
Balance at December 31, 2021	—	$—	49,950,212	$5	$98,839	$(77,652)	$21,192	$(1,006)	$20,186

The accompanying notes are an integral part of these consolidated financial statements.

HISTOGEN INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2021	2020
Cash flows from operating activities
Net loss	$(15,009)	$(18,817)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development	—	7,144
Depreciation and amortization	97	98
Stock-based compensation	704	618
Forgiveness of the Payroll Protection Program Loan	(467)	—
Loss on disposal of property and equipment	17	—
Write-off of inventory	—	202
Changes in operating assets and liabilities:
Accounts receivable	(21)	(34)
Inventories	239	(396)
Prepaid expenses and other current assets	(1,176)	(606)
Other assets	1,187	(259)
Accounts payable	854	(881)
Accrued liabilities	(799)	514
Right-of-use asset and lease liabilities, net	(111)	354
Deferred revenue	(47)	9
Net cash used in operating activities	(14,532)	(12,054)
Cash flows from investing activities
Cash acquired in connection with the Merger	—	12,835
Cash paid for acquisition costs	—	(1,817)
Cash paid for property and equipment	(241)	(49)
Net cash provided by (used in) investing activities	(241)	10,969
Cash flows from financing activities
Proceeds from the issuance of common stock, net of issuance costs	20,738	5,098
Costs paid in connection with January 2021 Offering	—	(7)
Repayment of finance lease obligations	(9)	(7)
Proceeds from promissory notes	—	500
Payments on promissory notes	—	(500)
Proceeds from Payroll Protection Program Loan	—	466
Proceeds from financing of insurance premiums	—	872
Settlement of forward purchase contract	(290)	—
Payment on financing of insurance premiums	(193)	(679)
Proceeds from the exercise of warrants	6,839	—
Proceeds from exercise of stock options	—	40
Net cash provided by financing activities	27,085	5,783
Net increase in cash, cash equivalents and restricted cash	12,312	4,698
Cash, cash equivalents and restricted cash, beginning of period	6,773	2,075
Cash, cash equivalents and restricted cash, end of period	$19,085	$6,773
Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$18,685	$6,763
Restricted cash	400	10
Total cash, cash equivalents and restricted cash	$19,085	$6,773
Supplemental disclosure of cash flow information
Cash paid for interest	$6	$63
Noncash investing and financing activities
Right-of-use asset obtained in exchange for operating lease liability	$—	$4,481
Conversion of convertible preferred stock into common stock	$—	$39,070
Issuance of common stock to Conatus stockholders	$—	$18,872
Net assets acquired in Merger	$—	$710
Deferred financing costs included in accounts payable and accrued expenses	$—	$701
Fair value of warrants issued to Placement Agent	$590	$108

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

Except as otherwise indicated, references herein to “Histogen,” the “Company,” or the “combined company”, refer to Histogen Inc. on a post-Merger basis, and the term “Private Histogen” refers to the business of privately-held Histogen, Inc., prior to completion of the Merger. References to Conatus refer to Conatus Pharmaceuticals Inc. prior to completion of the Merger.

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

Liquidity

The Company has incurred operating losses and negative cash flows from operations and had an accumulated deficit of $77.7 million as of December 31, 2021. The Company expects operating losses and negative cash flows from operations to continue for the foreseeable future.

The Company has not yet established ongoing sources of revenues sufficient to cover its operating costs and will need to continue to raise additional capital to support its future operating activities, including progression of its development programs, preparation for commercialization, and other operating costs. Management’s plans with regard to these matters include entering into a combination of additional debt or equity financing arrangements, strategic partnerships, collaboration and licensing arrangements, or other similar arrangements. In addition, the Company may fund its losses from operations through the common stock purchase agreement the Company entered into with Lincoln Park in July 2020, for the purchase of up to $10.0 million of the Company’s common stock over the 24 month period of the purchase agreement, $8.5 million of which remains available for sale as of the date these consolidated financial statements were available to be issued (refer to Note 9 for further information), subject to limitations on the amount of securities the Company may sell under its effective registration statement on Form S-3 within any 12-month period. There can be no assurance that the Company will be able to obtain additional financing on terms acceptable to the Company, on a timely basis or at all. Based on the Company’s current operating plan, management believes that existing cash and cash equivalents will be sufficient to fund the Company’s obligations for at least 12 months after these consolidated financial statements are issued.

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

The Company acquired Centro De Investigacion de Medicina Regenerativa, S.A. de C.V. (“CIMRESA”), a company in Mexico, during 2018 to facilitate a potential clinical development program for HST-001, or hair stimulating complex (“HSC”). This is a wholly-owned subsidiary intended to pursue registration with the COFEPRIS (Mexico equivalent to Food and Drug Administration). CIMRESA had no operational or financial activity for the years ended December 31, 2021 and 2020.

The Company holds a majority interest (68%) in Adaptive Biologix, Inc. (“AB”, formerly Histogen Oncology, LLC). AB was formed to develop and market applications for the treatment of cancer. The Company consolidates AB into its consolidated financial statements.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and the disclosure of contingent assets and liabilities and contingencies at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the periods presented. Management believes that these estimates and assumptions are reasonable, however, actual results may differ and could have a material effect on future results of operations and financial position. Though the impact of the COVID-19 pandemic to our business and operating results presents additional uncertainty, the Company continues to use the best information available to them in their significant accounting estimates.

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

Segment Reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker, the Interim Chief Executive Officer, in making decisions regarding resource allocation and assessing performance. The Company views its operations and manages its business as one operating segment.

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments purchased with an original maturity date of ninety days or less to be cash equivalents. Cash and cash equivalents include cash in readily available checking, money market accounts and brokerage accounts.

The Company’s current restricted cash consists of cash held as collateral for a letter of credit issued as a security deposit for the lease of the Company’s headquarters and is required to be held throughout the lease term.

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

Customer Risk

During the years ended December 31, 2021 and 2020, one customer accounted for 88% and 100% of total revenues, respectively. Accounts receivable from the customer was $0 and $0.1 million at December 31, 2021 and 2020, respectively.

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

The cumulative effect the associated disruptions have had, and may continue to have, an adverse impact on the Company’s business and its results of operations. The full impact of the COVID-19 outbreak continues to evolve as of the date these consolidated financial statements were available to be issued and will depend on future developments that are highly uncertain and unpredictable, including efficacy and adoption of vaccines, future resurgences of the virus and its variants, and the speed at which government restrictions are lifted. As such, it is uncertain as to the full magnitude that the pandemic will have on the Company’s financial condition, liquidity, and future results of operations.

On March 27, 2020, former President Trump signed into law the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions and technical corrections to tax depreciation methods for qualified improvement property. The CARES Act also appropriated funds for the U.S. Small Business Administration Paycheck Protection Program (“PPP”) loans that are forgivable in certain situations to promote continued employment, as well as Economic Injury Disaster Loans to provide liquidity to small businesses harmed by COVID-19. Refer to Note 8 for further information.

Accounts Receivable

Accounts receivable are generally due within 30 days and are recorded net of the allowance for doubtful accounts, if any. Management considers all accounts receivable to be fully collectible as of December 31, 2021 and 2020, and accordingly, no provision for doubtful accounts was recorded.

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

Deferred Offering Costs

Offering costs, consisting of legal, accounting, printer and filing fees related to the public offerings are deferred and offset against proceeds from the public offering upon the closing of the offering. As of December 31, 2021, no offering costs were deferred. As of December 31, 2020, $0.7 million of deferred offering costs related to the Company’s public offering in January 2021 were recorded in the accompanying consolidated balance sheet (refer to Note 9 for further information).

Valuation of Long-Lived Assets

Long-lived assets to be held and used, including property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. As of December 31, 2021 and 2020, the Company has not recognized any impairment to long-lived assets.

Forward Purchase Contract

In 2011, Private Histogen contracted for research services from EPS Global Research Pte. Ltd. (“EPS”) to conduct clinical trials and compile data from a study that took place in 2011 and 2013. The unpaid amount due for the services was approximately $0.3 million.

In 2017, Private Histogen and EPS entered into a Debt Settlement and Conversion Agreement (“Settlement Agreement”) whereby Private Histogen paid $50 thousand and issued EPS 14,342 shares of Series D convertible preferred stock. The Company was required to repurchase the shares at the greater of the remaining balance due of approximately $0.3 million and the market price of the shares at the time of repurchase, but in no event later than December 31, 2021. The Company had the sole option to repurchase of the shares (which were converted from Series D convertible preferred stock into shares of common stock upon the Merger) at any time on or before December 31, 2021.

As of December 31, 2020, the Company determined the fair value of the liability to be approximately $0.3 million, which was the value as if the repurchase commitment was exercised immediately. The forward purchase contract was included within accrued liabilities on the accompanying consolidated balance sheet as of December 31, 2020.

On December 16, 2021, the Company repurchased from EPS 14,342 shares of common stock in exchange for a cash payment of approximately $0.3 million. The repurchased shares were recorded as treasury stock which the Company intends to retire. As of December 31, 2021, no further amounts are due to EPS under the Settlement Agreement.

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

At December 31, 2021 and 2020, management believes the carrying amount of financial instruments consisting of cash, cash equivalents, restricted cash, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values due to the short-term nature of those instruments.

Comprehensive Loss

The Company is required to report all components of comprehensive loss, including net loss, in the accompanying consolidated financial statements in the period in which they are recognized. Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources, including unrealized gains and losses on investments and foreign currency translation adjustments. Net loss and comprehensive loss were the same for all periods presented.

Revenue Recognition

Product and License Revenue

The Company records revenue in accordance with ASC 606, Revenue from Contracts with Customers, whereby revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration expected to be received in exchange for those goods or services. A five-step model is used to achieve the core principle: (1) identify the customer contract, (2) identify the contract’s performance obligations, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations and (5) recognize revenue when or as a performance obligation is satisfied. The Company applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. Shipping charges billed to customers are included in product revenue and the related shipping costs are included in cost of product revenue. The Company applies the revenue recognition standard, including the use of any practical expedients, consistently to contracts with similar characteristics and in similar circumstances (Refer to Note 6 for further information).

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

In September 2020, the Company was approved for a grant award from the U.S. Department of Defense (“DoD”) in the amount of approximately $2.0 million to partially fund the Company’s planned Phase 1/2 clinical trial of HST-003 for regeneration of cartilage in the knee. The Company applies International Accounting Standard (“IAS”) 20, Accounting for Government Grants and Disclosure of Government Assistance, by analogy as there is no existing authoritative guidance under GAAP. Under the terms of the award, the DoD will reimburse the Company for certain allowable costs. The period of performance for the grant award substantially expires in September 2025 and is subject to annual and quarterly reporting requirements. As the DoD grant is a cost-type (reimbursement) grant, the Company must incur program expenses in accordance with the Statement of Work and approved budget in order to be reimbursed by the DoD. The Company will recognize funding received from the grant award as a reduction of research and development expenses in the period in which qualifying expenses have been incurred, as the Company is reasonably assured that the expenses will be reimbursed and the funding is collectible. For the years ended December 31, 2021 and 2020, qualifying expenses totaling $0.7 million and $0.1 million, respectively, were incurred with a corresponding reduction of research and development expenses related to the award. As of December 31, 2021 and 2020, $0.2 million and $0.1 million, respectively, was included within accounts receivable on the consolidated balance sheets related to the award.

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

Research and Development Expenses

All research and development costs are charged to expense as incurred. Research and development expenses primarily include (i) payroll and related costs associated with research and development performed, (ii) costs related to clinical and preclinical testing of the Company’s technologies under development, and (iii) other research and development costs including allocations of facility costs, net of reimbursable research and development costs incurred under the DoD grant.

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

General and Administrative Expenses

General and administrative expenses represent personnel costs for employees involved in general corporate functions, including finance, accounting, legal and human resources, among others. Additional costs included within general and administrative expenses consist of professional fees for legal (including patent costs), audit and other consulting services, travel and entertainment, recruiting, allocated facility and general information technology costs, depreciation and amortization, and other general corporate overhead expenses.

Patent Costs

The Company expenses all costs as incurred in connection with patent applications (including direct application fees, and the legal and consulting expenses related to making such applications) and such costs are included as a component of general and administrative expenses in the accompanying consolidated statements of operations.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred income taxes are recorded for temporary differences between consolidated financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets and liabilities reflect the tax rates expected to be in effect for the years in which the differences are expected to reverse. No income tax expense or benefit was recorded for the years ended December 31, 2021 and 2020, due to the full valuation allowance on the Company’s net deferred tax assets. A valuation allowance is provided if it is more likely than not that some or all the deferred tax assets will not be realized.

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

Net Loss Per Share

Basic net loss per share attributable to common stockholders is computed by dividing net loss attributable to common stockholders by the weighted-average common shares outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares and potentially dilutive securities outstanding for the period. For the years ended December 31, 2021 and 2020, diluted net loss per share attributable to common stockholders is equal to basic net loss per share attributable to common stockholders as common stock equivalent shares from stock options, warrants and convertible preferred stock were anti-dilutive.

The following table sets forth outstanding potentially dilutive shares that have been excluded from the calculation of diluted net loss per share attributable to common stockholders because of their anti-dilutive effect (in common stock equivalents):

	Years Ended December 31,
	2021	2020
Common stock options issued and outstanding	2,326,221	1,708,278
Warrants to purchase common stock	23,726,140	2,023,156
Total anti-dilutive shares	26,052,361	3,731,434

Common Stock Valuations

Prior to the Merger, Private Histogen was required to periodically estimate the fair value of common stock with the assistance of an independent third-party valuation expert when issuing stock options and computing its estimated stock-based compensation expense. The assumptions underlying these valuations represented management’s best estimates, which involved inherent uncertainties and the application of significant levels of management judgment.

In order to determine the fair value, Private Histogen considered, among other things, contemporaneous valuations of its common stock, business, financial condition and results of operations, including related industry trends affecting its operations; the likelihood of achieving various liquidity events; the lack of marketability of its common stock; the market performance of comparable publicly traded companies; and U.S. and global economic and capital market conditions.

Stock-Based Compensation

Service-Based Awards

The Company recognizes stock-based compensation expense for service-based stock options and restricted stock units (“RSUs”) over the requisite service period on a straight-line basis. Employee and director stock-based compensation for service-based stock options is measured based on estimated fair value as of the grant date using the Black-Scholes option pricing model. The Company estimates the fair value of RSUs based on the closing price of the Company’s common stock on the date of issuance. The Company uses the following assumptions for estimating fair value of service-based option grants:

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

Recently Issued Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”). This new guidance is intended to simplify the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. Entities may adopt ASU 2020-06 using either a partial retrospective or fully retrospective method of transition. This ASU is effective for public business entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently evaluating the impact that this guidance will have on its consolidated financial statements.

In November 2021, the FASB issued ASU No. 2021-10, Government Assistance (Topic 832): Disclosure by Business Entities about Government Assistance (“ASU 2021-10”), which improves the transparency of government assistance received by certain business entities by requiring the disclosure of (1) the types of government assistance received; (2) the accounting for such assistance, and (3) the effect of the assistance on the business entity’s financial statements. ASU 2021-10 is effective for fiscal years beginning after December 15, 2021, with early adoption permitted. The Company is currently evaluating the impacts that this guidance will have on its consolidated financial statements.

Recently Adopted Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. ASU 2019-12 also improves the consistent application, and the simplification, of other areas of Topic 740 by clarifying and amending existing guidance. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2019-12 on January 1, 2021. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements or related disclosures.

3. Inventories

Inventories consisted of the following components (in thousands):

	December 31,
	2021	2020
Raw materials	$—	$61
Finished goods	—	239
Inventories	$—	$300

During the year ended December 31, 2020, the Company recorded a write-off of inventory totaling $0.2 million that was recognized as a component of cost of product revenue on the accompanying consolidated statements of operations. As of December 31, 2021, the Company reclassified $0.1 million of cell bank inventory to other assets due to the Company having no additional purchase orders with Allergan for fulfillment.

4. Property and Equipment

Property and equipment, net, consisted of the following (in thousands):

	December 31,
	2021	2020
Leasehold improvements	$—	$845
Lab and manufacturing equipment	943	1,235
Office furniture and equipment	42	157
Software	48	—
Total	1,033	2,237
Less: accumulated depreciation and amortization	(634)	(1,966)
Property and equipment, net	$399	$271

Depreciation and amortization expense was approximately $0.1 million for the years ended December 31, 2021 and 2020. During the year ended December 31, 2021, the Company disposed of approximately $1.4 million in property and equipment that had been depreciated and amortized in full and had an immaterial impact on the accompanying consolidated statements of operations.

5. Balance Sheet Details

Prepaid and other current assets consist of the following (in thousands):

	December 31,
	2021	2020
Insurance	$691	$671
Tenant improvement reimbursement receivable	1,057	—
Prepaid rent	132	74
Pre-clinical and clinical related expenses	158	42
Prepaid materials	138	—
Other	183	396
Total	$2,359	$1,183

Other assets consist of the following (in thousands):

	December 31,
	2021	2020
Insurance	$732	$959
Deferred offering costs	—	708
Security deposit	—	250
Cell bank material	61	—
Other	12	14
Total	$805	$1,931

Accrued liabilities consist of the following (in thousands):

	December 31,
	2021	2020
Current portion of finance lease liabilities	$9	$8
Accrued compensation	346	639
Clinical study related expenses	103	226
Legal fees	144	52
Forward purchase contract	—	290
Offering costs	—	602
Other	189	63
Total	$791	$1,880

6. Revenue

The following is a summary description of the material revenue arrangements, including arrangements that generated revenues during the years ended December 31, 2021 and 2020.

Allergan License Agreements

2017 Allergan Amendment

In 2017, the Company entered into a series of agreements (collectively, the “2017 Allergan Agreement”), which ultimately transferred Suneva Medical, Inc.’s license and supply rights of Histogen’s cell conditioned media (“CCM”) skin care ingredient in the medical aesthetics market to Allergan Sales LLC (“Allergan”) and granted Allergan an exclusive, royalty-free, perpetual, irrevocable, non-terminable and transferable license, including the right to sublicense to third parties, to use the Company’s CCM skin care ingredient in the medical aesthetics market. The 2017 Allergan Agreement also obligated the Company to deliver CCM to Allergan (the “Supply of CCM to Allergan”) in the future as well as share with Allergan any potential future improvements to the Company’s CCM skin care ingredients identified through the Company’s research and development efforts (“Potential Future Improvements”). In consideration for the execution of the agreements, Histogen received a cash payment of $11.0 million and a potential additional payment of $5.5 million if Allergan’s net sales of products containing the Company’s CCM skin care ingredient exceeds $60.0 million in any calendar year through December 31, 2027.

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

Revenue related to the Additional Supply of CCM to Allergan has been deferred and will be recognized at the point in time in which deliveries are completed.  Revenue related to the Additional Supply of CCM to Allergan was $0.3 million ($28 thousand of which was previously deferred), during the year ended December 31, 2021. All deliveries of Additional Supply of CCM to Allergan have been completed as of March 31, 2021. Revenue related to the Potential Future Improvements has been deferred and amortized ratably over the remaining 9-year life of the patent, for which $19 thousand of previously deferred revenue was recognized in revenue during each of the years ended December 31, 2021 and 2020. The $0.9 million residual amount of the total transaction price allocated to the expanded license was recognized as license revenue upon transfer of the license to Allergan in January 2020.

In August 2021, unrelated to the Allergan Agreements, the Company agreed to a sale of CCM under a purchase order with Allergan. The CCM sold to Allergan was initially manufactured by the Company for research and development purposes in support of its product candidates. In September 2021, the Company recognized $0.6 million of product revenue related to the sale. The Company does not have any additional purchase orders with Allergan for fulfillment.

Remaining Performance Obligations and Deferred Revenue

The remaining performance obligations are the Company’s obligations to (1) deliver Additional Supply of CCM to Allergan and (2) share with Allergan any Potential Future Improvements to CCM identified through the Company’s research and development efforts.  Deferred revenue recorded for the Additional Supply of CCM to Allergan was $0 and $28 thousand as of December 31, 2021 and 2020, respectively, while deferred revenue recorded for the Potential Future Improvements was $0.1 million as of December 31, 2021 and 2020. Deferred revenue is classified in current liabilities when the Company’s obligations to supply CCM or provide research for Potential Future Improvements are expected to be satisfied within twelve months of the balance sheet date.

Grant Revenue

In March 2017, the National Science Foundation, a government agency, awarded the Company a research and development grant to develop a novel wound dressing for infection control and tissue regeneration. Grant revenue recognized was $0.1 million and $0 for the years ended December 31, 2021 and 2020, respectively. As of March 31, 2021, the Company had completed all obligations under the NSF development grant and, as such, no longer generates any revenues in connection with the research and development grant.

Professional Services Revenue

The Company recognizes revenue for professional services which are based upon negotiated rates with the counterparty and are nonrefundable. Professional services fees are recognized as revenue over time as the underlying services are performed. Professional services revenue related to the Company’s assistance in establishing Allergan’s alternative manufacturing facility was $0 and $0.3 million for the years ended December 31, 2021 and 2020, respectively.

Amerimmune Collaborative Development and Commercialization Agreement

In October 2020, the Company entered into a Collaborative Development and Commercialization Agreement (“the Collaborative Agreement”) with Amerimmune to jointly develop emricasan for the potential treatment of COVID-19.

The FDA approved an investigational new drug application (IND) to initiate a Phase 1 study of emricasan in mild COVID-19 patients to assess safety and tolerability in 2020. Under the Collaborative Agreement, during the agreed upon research term, Amerimmune, at its own expense and in collaboration with the Company, is required to use commercially reasonable efforts to lead the development activities for emricasan, limited to the treatment of COVID-19.

Pursuant to the terms of the Collaborative Agreement, each party shall retain ownership of their legacy intellectual property and responsibility for ongoing patent application prosecution and maintenance costs, and will jointly own any intellectual property developed during the term of the agreement. In addition, the Company granted Amerimmune an exclusive option, subject to terms and conditions including completion of a Phase 2 clinical trial by Amerimmune during the research term, to obtain an exclusive license that, if granted by the Company, allows Amerimmune alone, or in conjunction with one or more strategic partners, to use its commercially reasonable efforts to develop, manufacture, and commercialize emricasan and other caspase modulators, including CTS-2090 and CTS-2096, and the Company will share the profits equally with Amerimmune. No consideration will be transferred to the Company until profits, as defined in the Amerimmune Agreement, are generated by Amerimmune from developing or commercializing products.

The Company identified multiple promises to deliver goods and services, which include at the inception of the agreement: (i) a license to technology and patents, information, and know-how; (ii) supply of emricasan and (iii) collaboration, including the Company’s participation in a Joint Development Committee and Joint Partnering Committee. At inception and through December 31, 2021, the Company identified one performance obligation for all the deliverables under the Amerimmune Agreement since the delivered elements are either not capable of being distinct or are not distinct within the context of the contract. No upfront consideration was exchanged between the parties and any consideration received will be dependent on the successful execution of a qualifying strategic partnership, as defined, on the successful commercialization of emricasan, or upon a change in control of Amerimmune, as defined.  Although the Company will recognize revenue upon the occurrence of one of these events, no such events have occurred as of December 31, 2021.

On January 19, 2022, the Company provided a notice of material breach in connection with Amerimmune’s non-performance under the Collaborative Agreement and, on March 3, 2022, filed a demand for arbitration (“Arbitration Demand”) (refer to Note 14 for further information).

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

On March 8, 2021 the Company applied for PPP loan forgiveness with its lender and subsequently received approval from the lender on April 2, 2021. The Company, in good faith, believes it maintained compliance with the requirements of the PPP. On May 21, 2021, the Small Business Administration granted its forgiveness of the PPP Loan, including principal and accrued interest, of $0.5 million. The gain on forgiveness is reported as a component of other income on the accompanying consolidated statement of operations.

Financed Insurance Premiums

In June 2020, the Company entered into an agreement to finance $0.9 million of its annual insurance premiums. The agreement provided for monthly repayments of principal and interest accrued at 3.6% per annum, commencing in June 2020. As of December 31, 2021 and 2020, the remaining balance due under the arrangement was $0 and $193 thousand, respectively.

9. Stockholders’ Equity

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

As of December 31, 2021, no warrants have been exercised.

As of December 31, 2021, the Company had 1,892,088 shares and 126,139 shares of common stock reserved for issuance pursuant to the warrants and placement agent’s warrants, respectively, issued by the Company in the November 2020 Offering, at an exercise price of $1.78375 per share and $2.2297 per share, respectively.

January 2021 Offering

In January 2021, the Company completed an S-1 offering (the “January 2021 Offering”) of an aggregate of 11,600,000 shares of common stock, prefunded warrants to purchase up to 2,400,000 shares of its common stock, and common stock warrants to purchase up to an aggregate of 14,000,000 shares of its common stock.  To the extent that an investor determines, at their sole discretion, that they would beneficially own in excess of the Beneficial Ownership Limitations (or as such investor may otherwise choose), in lieu of purchasing shares of Common Stock and Common Warrants, such investor may elect to purchase Pre-Funded Warrants and Common Warrants at the Pre-Funded Purchase Price in lieu of the shares of Common Stock and Common Warrants in such a manner to result in the same aggregate purchase price being paid by such investor to the Company. The combined purchase price of one share of common stock and the accompanying common stock warrant was $1.00, and the combined purchase price of one pre-funded warrant and accompanying common stock warrant was $0.9999. The common stock warrants are exercisable for five years at an exercise price of $1.00 per share. The pre-funded warrants are immediately exercisable at an exercise price of $0.0001 per share and may be exercised at any time until all of the prefunded warrants are exercised in full. Placement agent warrants were issued to purchase up to 700,000 shares of common stock, are immediately exercisable for an exercise price of $1.25, and are exercisable for five years following the date of issuance. The Company received gross proceeds of $14.0 million and incurred placement agent’s fees and other offering expenses of approximately $1.9 million.

The placement agent warrants, which are recorded as a component of stockholders’ equity, were valued at an aggregate $0.3 million using the Black-Scholes option pricing model based on the following assumptions: expected volatility of 80.08%, risk-free interest rate of 0.38%, expected dividend yield of 0% and an expected term of 5.0 years.

As of December 31, 2021, a total of 6,721,200 warrants issued in the January 2021 Offering to purchase shares of common stock have been exercised and the Company issued 6,721,200 shares of its common stock. The Company received gross proceeds of approximately $6.8 million.

As of December 31, 2021, the Company had 7,751,300 shares and 227,500 shares of common stock reserved for issuance pursuant to the warrants and placement agent’s warrants, respectively, issued by the Company in the January 2021 Offering, at an exercise price of $1.00 per share and $1.25 per share, respectively.

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

The placement agent warrants, which are recorded as a component of stockholders’ equity, were valued at an aggregate $0.2 million using the Black-Scholes option pricing model based on the following assumptions: expected volatility of 80.15%, risk-free interest rate of 0.77%, expected dividend yield of 0% and an expected term of 5.0 years.

As of December 31, 2021, no warrants associated with the June 2021 Offering have been exercised.

As of December 31, 2021, the Company had 4,781,840 shares and 298,865 shares of common stock reserved for issuance pursuant to the warrants and placement agent’s warrants, respectively, issued by the Company in the June 2021 Offering, at an exercise price of $1.00 per share and $1.375 per share, respectively.

December 2021 Offering

In December 2021, the Company completed a registered direct offering (the “December 2021 Offering”) of an aggregate of 8,235,297 shares of common stock and 8,235,297 warrants to purchase up to 8,235,297 shares of common stock, at a public offering price of $0.425 per share. The accompanying warrants permit the investor to purchase additional shares equal to the same number of shares of the Company’s common stock purchased by the investor. The warrants have an exercise price of $0.425 per share, may be exercised any time on or after 6 months and one (1) day after the issuance date, and expire five and a half (5.5) years following the date of issuance. In addition, the Company’s placement agent was issued compensatory warrants equal to 5.0%, or 411,765 shares, of the aggregate number of shares of common stock sold in the offering, which are immediately exercisable for an exercise price of $0.5313 and expire five and a half (5.5) years following the date of issuance on June 21, 2027. The Company received gross proceeds of $3.5 million and incurred cash-based placement agent fees and other offering expenses of approximately $0.5 million.

The placement agent warrants, which are recorded as a component of stockholders’ equity, were valued at an aggregate $0.1 million using the Black-Scholes option pricing model based on the following assumptions: expected volatility of 79.81%, risk-free interest rate of 1.21%, expected dividend yield of 0% and an expected term of 5.5 years.

As of December 31, 2021, no warrants associated with the December 2021 Offering have been exercised.

As of December 31, 2021, the Company had 8,235,297 shares and 411,765 shares of common stock reserved for issuance pursuant to the warrants and placement agent’s warrants, respectively, issued by the Company in the December 2021 Offering, at an exercise price of $0.425 per share and $0.5313 per share, respectively.

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

Common Stock Purchase Agreement with Lincoln Park

In July 2020, the Company entered into a common stock purchase agreement (the “2020 Purchase Agreement”) with Lincoln Park which provides that, upon the terms and subject to the conditions and limitations in the 2020 Purchase Agreement, Lincoln Park is committed to purchase up to an aggregate of $10.0 million of shares of the Company’s common stock at the Company’s request from time to time during a 24 month period that began in July 2020 and at prices based on the market price of the Company’s common stock at the time of each sale. Upon execution of the 2020 Purchase Agreement, the Company sold 328,516 shares of common stock at $3.04399 per share to Lincoln Park for gross proceeds of $1.0 million. During the year ended December 31, 2020, the Company sold an additional 300,000 shares of common stock to Lincoln Park for gross proceeds of approximately $0.5 million. As of December 31, 2021, approximately $8.5 million of common stock remains available for sale under the 2020 Purchase Agreement, subject to limitations on the amount of securities the Company may sell under its effective registration statement on Form S-3 within any 12-month period and subject to certain conditions included in the 2020 Purchase Agreement. In addition, in consideration for entering into the 2020 Purchase Agreement and concurrently with the execution of the 2020 Purchase Agreement, the Company issued 66,964 shares of its common stock to Lincoln Park.

Common Stock Warrants

In 2016, Private Histogen issued warrants to purchase common stock as consideration for settlement of prior liability claims. The warrants for the purchase of up to 3,583 common shares at an exercise price of $23.08 per share expired on July 31, 2021.

In addition, at December 31, 2021 and 2020, warrants to purchase 1,346 shares of common stock at an exercise price of $74.30 per share remain outstanding that were issued by Conatus in connection with obtaining financing in 2016. These warrants expire on July 3, 2023.

See warrant discussion above in connection with sales of common stock during the years ended December 31, 2021 and 2020, respectively.

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

Additionally, in connection with the closing of the Merger, no further awards will be made under the Conatus 2013 Plan. As of December 31, 2021, 97,930 fully vested options remain outstanding under the Conatus 2013 Plan with a weighted average exercise price of $42.90 per share.

The following summarizes activity related to the Company’s stock options under the 2017 Plan and the 2020 Plan for the year ended December 31, 2021:

	Options Outstanding	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2020	1,592,187	$3.06	6.20	$108
Granted	1,602,150	0.92
Cancelled / Forfeited	(966,046)	2.27
Outstanding at December 31, 2021	2,228,291	1.88	6.78	$—
Vested and exercisable at December 31, 2021	1,202,520	$2.50	4.56	$—

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

In November 2021, the Company’s President and Chief Executive Officer voluntarily resigned. No further stock-based compensation expense related to the market-based options will be recognized. For the year ended December 31, 2020, the Company recognized $0.2 million in total compensation related to the performance and market-based options.

Board of Directors and Employee Stock Options

In March 2021, in conjunction with a former Board Member’s voluntary resignation, the Company modified share-based payment awards by accelerating the vesting of all awards that were unvested at the time of his voluntary resignation and by extending the exercise period through December 31, 2021. As a result of the modification, the Company recorded an immaterial amount of additional stock-based compensation expense during the year ended December 31, 2021. As of December 31, 2021, the awards expired unexercised.

In June 2021, in conjunction with a former employees’ voluntary resignation, the Company modified share-based payment awards by accelerating the vesting of all awards that were unvested at the time of the voluntary resignation and by extending the exercise period through August 29, 2023. As a result of the modification, the Company recorded $0.1  million of additional stock-based compensation expense during the year ended December 31, 2021.

Valuation of Stock Option Awards

The following weighted-average assumptions were used to calculate the fair value of awards granted to employees, non-employees and directors:

	Years Ended December 31,
	2021	2020
Expected volatility	78.7%	76.6%
Risk-free interest rate	0.9%	0.5%
Expected option life (in years)	6.08	6.25
Expected dividend yield	0.0%	0.0%

Restricted Stock Units

On November 8, 2021, the Company granted 468,449 restricted stock units to the Company’s Interim Chief Executive Officer, Chief Financial Officer, and Senior Vice President of Technical Operations. The fair value of the RSUs was $0.73 per share, which was the closing market price of the Company’s common stock on the date of grant. The RSUs vest in full upon the earlier of (1) 12 months following the grant date and (2) a change of control of the Company, as defined in the Company’s 2020 Plan, and subject to continued service to the Company. In addition, the RSUs awarded to the Company’s Interim Chief Executive Officer are further accelerated in full upon the hiring of a permanent Chief Executive Officer.

Stock-based Compensation Expense

The compensation cost that has been included in the Company’s consolidated statements of operations for all stock-based compensation arrangements is detailed as follows (in thousands):

	Years Ended December 31,
	2021	2020
General and administrative	$520	$588
Research and development	184	10
Cost of product revenues	—	20
Total	$704	$618

As of December 31, 2021, total unrecognized compensation cost related to unvested options and RSUs was approximately $1.0 million which is expected to be recognized over a weighted-average period of 2.3 years.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance is as follows:

	December 31,
	2021	2020
Common stock warrants	23,726,140	2,023,156
Common stock options issued and outstanding	2,326,221	1,708,278
Common stock available for issuance under stock plans	46,189	513,141
	26,098,550	4,244,575

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

The terms of the lease agreement include six months of rent abatement at lease commencement and a tenant improvement allowance of up to $2.2 million. The tenant improvements are required to be permanently affixed to the leased office and laboratory space and do not constitute leasehold improvements of the Company. During the construction period of the tenant improvements, the lease agreement requires the Company to relocate its operations to a similar Sycamore property whereby monthly rent is substantially reduced for the duration of the construction period. The lease is subject to additional variable charges for common area maintenance, insurance, taxes and other operating costs. At lease commencement, the Company recognized a right-of-use asset and operating lease liability totaling approximately $4.5 million. The Company used a discount rate based on its estimated incremental borrowing rate to determine the right-of-use asset and operating lease liability amounts to be recognized. The Company determined its incremental borrowing rate based on the term and lease payments of the new operating lease and what it would normally pay to borrow, on a collateralized basis, over a similar term for an amount equal to the lease payments. Operating lease expense is recognized on a straight-line basis over the lease term.  The terms of the lease required the Company to provide the landlord a security deposit of $0.3 million as collateral for a letter of credit issued to be held throughout the lease term. This security deposit is shown as restricted cash on the accompanying consolidated balance sheets.

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

The Company leases certain office equipment that is classified as a finance lease. As of December 31, 2021, the weighted-average remaining term of the Company’s operating lease and finance lease was approximately 10 years and two years, respectively.

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

The Company’s lease assets and lease liabilities were as follows (in thousands):

		December 31,
	Balance Sheet Classification	2021	2020
Assets
Operating lease	Right-of-use asset	$4,432	$4,411
Finance lease	Property and equipment, net	20	28
Total lease assets		$4,452	$4,439
Liabilities
Current
Operating lease liability	Current portion of lease liability	$127	$28
Finance lease liability	Accrued liabilities	9	8
Total current liabilities		136	36
Noncurrent
Operating lease liability	Noncurrent portion of lease liability	4,617	4,806
Finance lease liability	Other liabilities	14	22
Total noncurrent liabilities		4,631	4,828
Total lease liabilities		$4,767	$4,864

The components of lease expense were as follows (in thousands):

		Years Ended December 31,
	Statement of Operations Classification	2021	2020
Operating lease cost:
Cost of product revenue		$—	$106
Research and development		210	158
General and administrative		428	597
Total operating lease cost		$638	$861
Finance lease cost:
Amortization of right-of-use assets	Property and equipment, net	$9	$7
Interest on lease liabilities	Interest expense	3	3
Total finance lease cost		$12	$10

Supplemental cash flow information related to leases were as follows (in thousands):

	Years Ended December 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating lease	$111	$299
Operating cash flows from finance lease	3	3
Financing cash flows from finance lease	9	7
Right-of-use asset obtained in exchange for operating lease liability	$—	$4,481

At December 31, 2021, future minimum payments of lease liabilities were as follows (in thousands):

	Operating Lease	Finance Lease
2022	$695	11
2023	780	11
2024	803	4
2025	827	—
Thereafter	5,183	—
Total minimum lease payments	8,288	26
Less: imputed interest	(3,544)	(3)
Total future minimum lease payments	4,744	23
Less: current obligations under leases	(127)	(9)
Noncurrent lease obligations	$4,617	$14

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

As consideration for the reacquisition of the Development Assets, Private Histogen compensated PUR with both equity and cash components, including 167,323 shares of Series D convertible preferred stock with a fair value of $1.75 million and a potential cash payout of up to $6.25 million (the “Cap Amount”). Private Histogen paid PUR $0.5 million in upfront cash, forgave approximately $22 thousand of accounts receivable owed by PUR to Private Histogen, and settled an outstanding payable of PUR of approximately $23 thousand owed to a third party. The Company is also obligated to make milestone and royalty payments, including (a) a $0.4 million payment upon the unconditional acceptance and approval of a New Drug Application or Pre-Market Approval Application by the FDA related to the Development Assets, (b) a $0.4 million commercialization milestone upon reaching gross sales (by the Company or licensee) of the $0.5 million of products incorporating the Development Assets, and (c) a five percent (5%) royalty on net revenues collected by Histogen from commercial sales (by the Company or licensee) of products incorporating the Development Assets. The aforementioned cash payments, along with any future milestone and royalty payments, are all applied against the Cap Amount. In accordance with authoritative guidance, amounts for the milestone and royalty payments will be recognized when it is probable that the related contingent liability has been incurred and the amount owed is reasonably estimated. No amounts for the milestone and royalty payments have been recorded during the years ended December 31, 2021 and 2020.

Litigation and Legal Matters

The Company is subject to claims and legal proceedings that arise in the ordinary course of business. Such matters are inherently uncertain, and there can be no guarantee that the outcome of any such matter will be decided favorably to the Company or that the resolution of any such matter will not have a material adverse effect upon the Company’s consolidated financial statements. The Company accrues a liability for such matters when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. As of December 31, 2021, no accruals have been made and no liability recognized related to commitments and contingencies.

11. Income Taxes

The reconciliation of income taxes computed using the statutory U.S. income tax rate and the provision is as follows (in thousands):
	Years Ended December 31,
	2021	2020
Tax computed at federal statutory rate	$(3,152)	$(3,920)
State tax, net of federal tax benefits	(908)	(34)
Tax credits	(325)	43
Acquired intangible property	—	1,513
Valuation allowance	5,320	2,096
PPP loan forgiveness	(126)	—
Other	(809)	302
Provision for income taxes	$—	$—

Significant components of the Company’s net deferred tax assets are as follows (in thousands):
	Years Ended December 31,
	2021	2020
Deferred tax assets:
Tax loss carryforward	$18,041	$13,519
R&D credits and other tax credits	1,834	1,498
Stock-based compensation	152	82
Compensation	58	135
Deferred revenue	5	10
Lease liability	1,283	1,024
Capitalized research and development	2,607	2,074
Other	80	133
Total deferred tax assets	24,060	18,475
Less: valuation allowance	(22,861)	(17,541)
Deferred tax assets, net	1,199	934
Deferred tax liability:
Right-of-use assets	(1,199)	(934)
Net deferred tax assets	$—	$—

The Company records a valuation allowance against deferred tax assets to the extent that it is more likely than not that some portion, or all, the deferred tax assets will not be realized. Due to the substantial doubt related to the Company’s ability to utilize its deferred tax assets, the Company recorded a valuation allowance against the deferred tax assets. The change in the valuation allowance is an increase of $5.3 million and $4.2 million for the years ended December 31, 2021 and 2020, respectively.

As of December 31, 2021, the Company had federal and California net operating loss (“NOL”) carryforwards of approximately $66.3 million and $57.4 million, respectively. Additionally, as of December 31, 2021, Adaptive Biologix has federal and state net operating losses of $0.4 million each. The Company has federal net operating loss carryforwards of $34.0 million that are not subject to expiration. No California NOLs expired in 2021. As of

December 31, 2021, the Company had federal and California research and development (“R&D”) credit carryforwards of approximately $1.4 million. The federal R&D tax credit carryforwards will begin to expire in 2027 unless previously utilized. The California R&D credit carryforwards will carry forward indefinitely.

Under Sections 382 and 383 of the Internal Revenue Code (“IRC”), substantial changes in the Company’s ownership may limit the amount of NOL and research and development credit carryforwards that could be used annually in the future to offset taxable income. The tax benefits related to future utilization of federal and state NOL carryforwards, credit carryforwards, and other deferred tax assets may be limited or lost if cumulative changes in ownership exceeds 50% within any three-year period. The Company has not completed an IRC Section 382/383 analysis regarding the limitation of net operating loss and research and development credit carryforwards, and therefore, the ability of the Company to utilize its NOL and R&D credits is unknown.

Uncertain Tax Positions

The FASB ASC Topic 740, Income Taxes, addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC Topic 740-10, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. For fiscal years through December 31, 2021, the Company generated research and development credits but has not conducted a study to document the qualified activities. This study may result in an adjustment to the Company’s research and development tax credit carryforwards; therefore, based on the accumulation of research and development tax credits since the Company’s inception and the Company’s uncertainty around its ability to utilize those tax credits until a study is completed, the Company has reserved a portion of those credits as an uncertain tax position as of December 31, 2021. A full valuation allowance has been provided against the Company’s research and development tax credit carryforwards and, if an adjustment were to be required, this adjustment would be offset by a corresponding reduction to the valuation allowance.

The following table summarizes the activity related to our unrecognized tax benefits (in thousands):
	Years Ended December 31,
	2021	2020
Gross unrecognized tax benefits at the beginning of the year	$561	$401
Additions from tax positions taken in the current year	118	37
Additions from tax positions taken in prior years	4	128
Reductions for tax positions from prior year	—	(5)
Gross unrecognized tax benefits at end of the year	$683	$561

Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact the Company’s effective tax rate. The Company does not anticipate that there will be a substantial change in unrecognized tax benefits within the next twelve months.

The Company has not recognized any interest and penalties related to income taxes in the accompanying consolidated balance sheets or statements of operations. The Company is subject to taxation in the U.S. and state jurisdictions. The Company’s income tax returns for all years beginning January 1, 2018 and subsequent are still open to audit by the taxing authorities.

CARES ACT

On March 27, 2020, the United States enacted the Coronavirus Aid, Relief and Economic Security Act (CARES Act). The Cares Act is an emergency economic stimulus package that includes spending and tax breaks to strengthen the United States economy and fund a nationwide effort to curtail the effect of COVID-19. While the CARES Act provides sweeping tax changes in response to the COVID-19 pandemic, some of the more- significant provisions which are expected to impact the Company’s consolidated financial statements include removal of certain limitations on utilization of net operating losses, increasing the loss carryback period for certain losses to five years, and increasing the ability to deduct interest expense, as well as amending certain provisions of the previously enacted Tax Cuts and

Jobs Act. Due to the loss position of the U.S. entities, many provisions of the CARES Act do not impact the Company and the CARES Act did not have an impact on the Company’s income tax provision for the years ended December 31, 2021 and 2020.

12. Related Parties

Lordship

Lordship, with its predecessor entities along with its principal owner, Jonathan Jackson, have invested and been affiliated with Private Histogen since 2010. As of December 31, 2021 and 2020, Lordship controlled approximately 4.7% and 16% of the Company’s outstanding voting shares, respectively, and currently holds two Board of Director seats.

In November 2012, Private Histogen entered into a Strategic Relationship Success Fee Agreement with Lordship (the “Success Fee Agreement”). The Success Fee Agreement causes certain payments to be made from the Company to Lordship equal to 1% of certain product revenues and 10% of certain license and royalty revenues. The Success Fee Agreement also stipulates that if the Company engages in a merger or sale of all or substantially all (defined as 90% or more) of its assets or equity to a third party, then the Company has the option to terminate the agreement by paying Lordship the fair market value of future payments with the minimum payment being at least equal to the most recent annual payments Lordship has received. The Success Fee Agreement was amended in August 2016, but continues to carry the same rights to certain payments. Histogen recognized an expense to Lordship for the years ended December 31, 2021 and 2020 totaling $10 thousand and $0.1 million, respectively, all of which is included in general and administrative expenses on the accompanying consolidated statements of operations. As of December 31, 2021 and 2020, there was a balance of $12 thousand and $14 thousand, respectively, paid to Lordship included as a component of other assets on the accompanying consolidated balance sheets in connection with the deferral of revenue from the Allergan license transfer agreements.

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

Anti-Cancer Inc.

Anti-Cancer Inc. (“Anti-Cancer”) is a small early stockholder of the Company who leased space to AB during 2016. Additionally, services were provided to AB by the principal owner of Anti-Cancer. As of December 31, 2021 and 2020, outstanding amounts owed to Anti-Cancer were $22 thousand and are included in the consolidated balance sheets.

13. Employee Benefit Plans

The Company sponsors a qualified 401(k) savings plan (“401k Plan”) for all eligible employees. Participants may contribute between 1% and 100% of their eligible compensation, subject to IRS regulations. The 401k Plan provides that the Company can make discretionary contributions of 25% of the employees’ salary deferrals up to a maximum of $2,500 per each employee. No employer contributions were made under the 401k Plan for the years ended December 31, 2021 and 2020.

14. Subsequent Events

On or about February 17, 2022, two former employees, each of whom separately resigned and terminated their employment with the Company, filed a complaint in the Superior Court of California, County of San Diego against the Company, its Board of Directors, former Chief Executive Officer, as well as three individuals that are currently employed by the Company. The plaintiffs allege whistleblower status, retaliation, discrimination, unfair business practices, wrongful termination, violation of civil rights, and other California state law claims. Although the complaint lists the “Histogen Board of Directors, a business entity form unknown” as a defendant, the complaint does not specifically list the names of the board members. The Company has tendered the complaint to its liability insurer and engaged outside litigation counsel, as approved by its carrier, to defend the Company, the Board of Directors and the individuals in this matter. The Company objects to the naming of each of the defendants in this matter and deny each of the plaintiffs’ claims. The Company expects to request an order that the plaintiffs’ claims proceed through arbitration in accordance with contractual obligations set forth in each of the plaintiff’s previously executed employment agreements with the Company. The Company believes that the defense costs, settlement monies, damages or any other awards would be covered by the Company’s liability insurance; provided, however, insurance may not cover all claims or could exceed our insurance coverage. The Company believes that there are substantial defenses to this lawsuit and intends to vigorously defend against each of these claims. While this litigation matter is in the early stages, the Company believes the action is without merit. Nonetheless, the ultimate outcome is unknown at this time.

On March 3, 2022, the Company filed a demand for arbitration (“Arbitration Demand”) with JAMS in the county of San Diego, against Amerimmune LLC (“Amerimmune”) seeking a declaratory judgment that Amerimmune has materially breached the Collaborative Agreement entered into by and between the Company and Amerimmune on October 27, 2020, and that Histogen is therefore entitled to terminate the Collaborative Agreement in accordance with its terms. The Company has further brought the Arbitration Demand for breach of contract, seeking an award of specific performance requiring Amerimmune to comply with the terms of the Agreement, which provide that, in the event of termination for material breach, all rights and licenses granted to Amerimmune by the Company shall terminate, and Amerimmune shall cease any and all development, manufacture and commercialization activities under the Agreement, and any and all rights granted by the Company to Amerimmune revert to the Company. In the event that specific performance is not awarded, the Company is pursuing in the alternative a cause of action for breach of contract, seeking an award of damages for such breach in an amount to be determined at hearing. And finally, the Company is pursuing a claim for misappropriation of trade secrets, seeking an award of damages in an amount to be determined at hearing.  During the Arbitration, the Company expects Amerimmune and the Company to continue to support planning of a Phase 2 trial of emricasan for the treatment of COVID-19. In the event that the Company is successful on their claims as set forth in their Arbitration Demand and the Agreement is terminated, the Company intends to develop emricasan for COVID-19 and other infectious and inflammatory diseases independently.

There can be no assurances that the Arbitration will result in the Company’s favor. If the Collaborative Agreement is not terminated and the rights granted by the Company to Amerimmune do not revert back to the Company, the Company expects that it will continue to jointly develop emricasan pursuant to the terms of the Collaborative Agreement. The ultimate outcome of this Arbitration is unknown at this time.