Form 10-Q
period 2022-03-31
Histogen Inc.
filed 2022-05-12
CIK 1383701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022

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

As of May 6, 2022, the registrant had 49,950,212 shares of common stock, $0.0001 par value, outstanding.

Histogen Inc.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

HISTOGEN INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31, 2022	December 31, 2021
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$17,848	$18,685
Restricted cash	400	400
Accounts receivable, net	67	165
Prepaid and other current assets	2,694	2,359
Redeemable convertible preferred stock financing proceeds held in escrow	4,762	—
Total current assets	25,771	21,609
Property and equipment, net	527	399
Right-of-use asset	4,451	4,432
Other assets	748	805
Total assets	$31,497	$27,245
Liabilities, mezzanine and stockholders’ equity
Current liabilities
Accounts payable	$1,274	$1,393
Accrued liabilities	1,382	791
Current portion of lease liabilities	200	127
Current portion of deferred revenue	19	19
Total current liabilities	2,875	2,330
Lease liabilities, non-current	4,563	4,617
Noncurrent portion of deferred revenue	94	98
Finance lease liability, non-current	11	14
Total liabilities	7,543	7,059
Commitments and contingencies (Note 8)
Mezzanine Equity
Redeemable Convertible Preferred Stock, $0.0001 par value; 10,000,000 shares authorized at March 31, 2022 and December 31, 2021; 5,000 and 0 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	4,296	—
Total mezzanine equity	4,296	—
Stockholders' Equity
Common stock, $0.0001 par value; 200,000,000 shares authorized at March 31, 2022 and December 31, 2021; 49,950,212 shares issued and outstanding at March 31, 2022 and December 31, 2021	5	5
Additional paid-in capital	98,995	98,839
Accumulated deficit	(78,325)	(77,652)
Total Histogen Inc. stockholders’ equity	20,675	21,192
Noncontrolling interest	(1,017)	(1,006)
Total equity	19,658	20,186
Total liabilities, mezzanine equity, and stockholders’ equity	$31,497	$27,245

See accompanying notes to the unaudited condensed consolidated financial statements.

HISTOGEN INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2022	2021

Revenue
Product revenue	$—	$306
License revenue	3,755	12
Grant revenue	—	113
Total revenue	3,755	431
Operating expense
Cost of product revenue	—	220
Research and development	1,932	2,153
General and administrative	2,506	2,331
Total operating expense	4,438	4,704
Loss from operations	(683)	(4,273)
Other income (expense)
Interest expense, net	(1)	(5)
Net loss	(684)	(4,278)
Loss attributable to noncontrolling interest	11	8
Net loss available to common stockholders	$(673)	$(4,270)
Net loss per share available to common stockholders, basic and diluted	$(0.01)	$(0.14)
Weighted-average number of common shares outstanding used to compute net loss per share, basic and diluted	49,950,212	31,571,676

See accompanying notes to the unaudited condensed consolidated financial statements.

HISTOGEN INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF

MEZZANINE AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Histogen Inc. Stockholders’ Equity	Noncontrolling	Total Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)	Interest	(Deficit)
Balance at December 31, 2021	—	$—	49,950,212	$5	$98,839	$(77,652)	$21,192	$(1,006)	$20,186
Issuance of common stock, net of issuance costs	—	—	—	—	(9)	—	(9)	—	(9)
Issuance of redeemable convertible preferred stock (mezzanine equity), net of issuance costs	5,000	4,296	—	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	165	—	165	—	165
Net loss	—	—	—	—	—	(673)	(673)	(11)	(684)
Balance at March 31, 2022	5,000	$4,296	49,950,212	$5	$98,995	$(78,325)	$20,675	$(1,017)	$19,658

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Histogen Inc. Stockholders’ Equity	Noncontrolling	Total Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)	Interest	(Deficit)
Balance at December 31, 2020	—	$—	15,030,757	$1	$70,561	$(62,702)	$7,860	$(947)	$6,913
Issuance of common stock, net of issuance costs	—	—	14,000,000	2	11,953	—	11,955	—	11,955
Issuance of common stock for warrant exercises	—	—	6,713,700	1	6,831	—	6,832	—	6,832
Share-based compensation expense	—	—	—	—	209	—	209	—	209
Net loss	—	—	—	—	—	(4,270)	(4,270)	(8)	(4,278)
Balance at March 31, 2021	—	$—	35,744,457	$4	$89,554	$(66,972)	$22,586	$(955)	$21,631

See accompanying notes to the unaudited condensed consolidated financial statements.

HISTOGEN INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net loss	$(684)	$(4,278)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	31	23
Stock-based compensation	165	209
2021 Tax credit adjustment for excess accrued	(40)	—
Changes in operating assets and liabilities:
Accounts receivable	98	(44)
Inventories	—	239
Prepaid expenses and other current assets	(255)	1,042
Other assets	57	—
Accounts payable	(303)	(43)
Accrued liabilities	591	(732)
Right-of-use asset and lease liabilities, net	—	6
Deferred revenue	(5)	(34)
Net cash used in operating activities	(345)	(3,612)
Cash flows from investing activities
Cash paid for property and equipment	(15)	—
Net cash provided by (used in) investing activities	(15)	—
Cash flows from financing activities
Proceeds from the issuance of common stock, net of issuance costs	—	11,955
Costs paid in connection with December 2021 financing	(9)	—
Repayment of finance lease obligations	(2)	(2)
Issuance costs for redeemable convertible preferred stock	(466)	—
Payment on financing of insurance premiums	—	(193)
Proceeds from the exercise of warrants	—	6,832
Net cash provided by (used in) financing activities	(477)	18,592
Net increase (decrease) in cash, cash equivalents and restricted cash	(837)	14,980
Cash, cash equivalents and restricted cash, beginning of period	19,085	6,773
Cash, cash equivalents and restricted cash, end of period	$18,248	$21,753
Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$17,848	$21,743
Restricted cash	400	10
Total cash, cash equivalents and restricted cash	$18,248	$21,753
Supplemental disclosure of cash flow information
Cash paid for interest	$1	$4
Noncash investing and financing activities
Property and equipment purchased on account, not yet paid	$183	$—
Issuance of redeemable convertible preferred stock, proceeds held in escrow	$4,762	$—
Fair value of warrants issued to Placement Agent	$34	$333

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

Liquidity and Going Concern

The Company has incurred operating losses and negative cash flows from operations and had an accumulated deficit of $78.3 million as of March 31, 2022. The Company expects operating losses and negative cash flows from operations to continue for the foreseeable future. As of March 31, 2022, the Company had $17.8 million in cash and cash equivalents.

The Company has not yet established ongoing sources of revenues sufficient to cover its operating costs and will need to continue to raise additional capital to support its future operating activities, including progression of its development programs, preparation for commercialization, and other operating costs. Management’s plans with regard to these matters include entering into a combination of additional debt or equity financing arrangements, strategic partnerships, collaboration and licensing arrangements, or other similar arrangements. In addition, the Company may fund its losses from operations through the common stock purchase agreement the Company entered into with Lincoln Park in July 2020, for the purchase of up to $10.0 million of the Company’s common stock over the 24 month period of the purchase agreement, $8.5 million of which remains available for sale as of the date these condensed consolidated financial statements were available to be issued (refer to Note 7 for further information), subject to limitations on the amount of securities the Company may sell under its effective registration statement on Form S-3 within any 12-month period. There can be no assurance that the Company will be able to obtain additional financing on terms acceptable to the Company, on a timely basis or at all. Based on the Company’s current operating plan, management believes that existing cash and cash equivalents will be sufficient to fund the Company’s obligations for at least 12 months after these condensed consolidated financial statements are issued.

The condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its controlled subsidiaries, including Histogen Therapeutics, Inc., and have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). All intercompany balances and transactions have been eliminated upon consolidation.

The Company acquired Centro De Investigacion de Medicina Regenerativa, S.A. de C.V. (“CIMRESA”), a company in Mexico, during 2018 to facilitate a potential clinical development program for HST-001, or hair stimulating complex (“HSC”). This is a wholly-owned subsidiary intended to pursue registration with the COFEPRIS (Mexico equivalent to Food and Drug Administration). CIMRESA had no operational or financial activity for the three months ended March 31, 2022 and 2021.

The Company holds a majority interest in Adaptive Biologix, Inc. (“AB”, formerly Histogen Oncology, LLC). AB was formed to develop and market applications for the treatment of cancer. The Company consolidates AB into its condensed consolidated financial statements.

Unaudited Interim Financial Information

The unaudited condensed consolidated financial statements for the three months ended March 31, 2022 and 2021 have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and GAAP. Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of Management, these unaudited interim condensed consolidated financial statements contain all adjustments necessary, all of which are of a normal and recurring nature, to present fairly the Company’s financial position, results of operations, and cash flows. Interim results are not necessarily indicative of results for a full year or future periods. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes thereto for the year ended December 31, 2021 included in the Annual Report on Form 10-K that the Company filed with the SEC on March 10, 2022.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and the disclosure of contingent assets and liabilities and contingencies at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the periods presented. Management believes that these estimates and assumptions are reasonable, however, actual results may differ and could have a material effect on future results of operations and financial position. Though the impact of the COVID-19 pandemic on the Company’s business and operating results presents additional uncertainty, Company’s management continues to use the best information available to them in their significant accounting estimates.

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

Customer Risk

During the three months ended March 31, 2022 and 2021, one customer accounted for 100% and 72% of total revenues.

COVID-19

The cumulative effect of the COVID-19 outbreak and associated disruptions have had, and may continue to have, an adverse impact on the Company’s business and its results of operations. The full impact of the COVID-19 outbreak continues to evolve as of the date these condensed consolidated financial statements were available to be issued and will depend on future developments that are highly uncertain and unpredictable, including efficacy and adoption of vaccines, future resurgences of the virus and its variants, and the speed at which government restrictions are lifted. As such, it is uncertain as to the full magnitude that the pandemic will have on the Company’s financial condition, liquidity, and future results of operations.

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

Valuation of Long-Lived Assets

Long-lived assets to be held and used, including property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. As of March 31, 2022, the Company has not recognized any impairment to long-lived assets.

Forward Purchase Contract

In 2011, Private Histogen contracted for research services from EPS Global Research Pte. Ltd. (“EPS”) to conduct clinical trials and compile data from a study that took place in 2011 and 2013. The unpaid amount due for the services was approximately $0.3 million.

In 2017, Private Histogen and EPS entered into a Debt Settlement and Conversion Agreement (“Settlement Agreement”) whereby Private Histogen paid $50 thousand and issued EPS 14,342 shares of Series D convertible preferred stock. The Company was required to repurchase the shares at the greater of the remaining balance due of approximately $0.3 million and the market price of the shares at the time of repurchase, but in no event later than December 31, 2021. The Company had the sole option to repurchase the shares (which were converted from Series D convertible preferred stock into shares of common stock upon the Merger) at any time on or before December 31, 2021.

On December 16, 2021, the Company repurchased from EPS 14,342 shares of common stock in exchange for a cash payment of approximately $0.3 million. The repurchased shares were recorded as treasury stock and retired as of March 31, 2022. As of December 31, 2021, no further amounts are due to EPS under the Settlement Agreement.

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

Revenue Recognition

Product and License Revenue

The Company records revenue in accordance with ASC 606, Revenue from Contracts with Customers, whereby revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration expected to be received in exchange for those goods or services. A five-step model is used to achieve the core principle: (1) identify the customer contract, (2) identify the contract’s performance obligations, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations and (5) recognize revenue when (or as) a performance obligation is satisfied. The Company applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. Shipping charges billed to customers are included in product revenue and the related shipping costs are included in cost of product revenue. The Company applies the revenue recognition standard, including the use of any practical expedients, consistently to contracts with similar characteristics and in similar circumstances (See Note 4).

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

In September 2020, the Company was approved for a grant award from the U.S. Department of Defense (“DoD”) in the amount of approximately $2.0 million to partially fund the Company’s planned Phase 1/2 clinical trial of HST-003 for regeneration of cartilage in the knee. The Company applies International Accounting Standard (“IAS”) 20, Accounting for Government Grants and Disclosure of Government Assistance, by analogy as there is no existing authoritative guidance under GAAP. Under the terms of the award, the DoD will reimburse the Company for certain allowable costs. The period of performance for the grant award substantially expires in September 2025 and is subject to annual and quarterly reporting requirements. As the DoD grant is a cost-type (reimbursement) grant, the Company must incur program expenses in accordance with the Statement of Work and approved budget in order to be reimbursed by the DoD. The Company will recognize funding received from the grant award as a reduction of research and development expenses in the period in which qualifying expenses have been incurred, as the Company is reasonably assured that the expenses will be reimbursed and the funding is collectible. For the three months ended March 31, 2022 and 2021, qualifying expenses totaling $0.2 million for each reporting period have been incurred with a corresponding reduction of research and development expenses related to the award. As of March 31, 2022 and December 31, 2021, $67 thousand and $0.2 million, respectively, was included in accounts receivable within the condensed consolidated balance sheets with respect to the award.

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred income taxes are recorded for temporary differences between condensed consolidated financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets and liabilities reflect the tax rates expected to be in effect for the years in which the differences are expected to reverse. No income tax expense or benefit was recorded for the three months ended March 31, 2022 and 2021, due to the full valuation allowance on the Company’s net deferred tax assets. A valuation allowance is provided if it is more likely than not that some or all the deferred tax assets will not be realized.

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

Potentially dilutive common shares consist of shares issuable from warrants, stock options, and redeemable convertible preferred stock. Potentially dilutive common shares issuable upon vesting of stock options and warrants are determined using the average share price for each period under the treasury stock method. In periods of net losses, the Company excludes all potentially dilutive common shares from the computation of diluted net loss per share for the periods as the effect would be anti-dilutive.

For the three months ended March 31, 2022 and 2021, diluted net loss per share attributable to common stockholders is equal to the basic net loss per share attributable to common stockholders as common stock equivalent shares from stock options and warrants were anti-dilutive.

The following table sets forth outstanding potentially dilutive shares that have been excluded from the calculation of diluted net loss per share attributable to common stockholders because of their anti-dilutive effect (in common stock equivalents):

	March 31, 2022	March 31, 2021
Common stock options issued and outstanding	2,977,292	2,672,963
Warrants to purchase common stock	24,076,140	10,009,456
Redeemable convertible preferred stock	5,000,000	—
Total anti-dilutive shares	32,053,432	12,682,419

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

Recently Issued Accounting Pronouncements Not Yet Adopted

None

Recently Adopted Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”). This new guidance is intended to simplify the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. Entities may adopt ASU 2020-06 using either a partial retrospective or fully retrospective method of transition. This ASU is effective for public business entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2020-06 on January 1, 2022. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements or related disclosures.

In November 2021, the FASB issued ASU No. 2021-10, Government Assistance (Topic 832): Disclosure by Business Entities about Government Assistance (“ASU 2021-10”), which improves the transparency of government assistance received by certain business entities by requiring the disclosure of (1) the types of government assistance received; (2) the accounting for such assistance, and (3) the effect of the assistance on the business entity’s financial statements. ASU 2021-10 is effective for fiscal years beginning after December 15, 2021, with early adoption permitted. The Company adopted ASU 2021-10 on January 1, 2022. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements or related disclosures

2. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Lab and manufacturing equipment	$919	$943
Office furniture and equipment	225	42
Software	48	48
Total	1,192	1,033
Less: accumulated depreciation and amortization	(665)	(634)
Property and equipment, net	$527	$399

Depreciation and amortization expense for the three months ended March 31, 2022 and 2021, were $31 thousand and $23 thousand, respectively.

3. Balance Sheet Details

Prepaid and other current assets consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Insurance	$405	$691
Tenant improvement reimbursement receivable	1,412	1,057
Prepaid rent	78	132
Pre-clinical and clinical related expenses	256	158
Prepaid materials	152	138
Other	391	183
Total	$2,694	$2,359

Other assets consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Insurance	$676	$732
Cell bank material	61	61
Other	11	12
Total	$748	$805

Accrued liabilities consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Current portion of finance lease liabilities	$9	$9
Accrued compensation	351	346
Clinical study related expenses	42	103
Legal fees	255	144
Royalty payable	375	—
Other	350	189
Total	$1,382	$791

4. Revenues

The following is a summary description of the material revenue arrangements, including arrangements that generated revenues during the three months ended March 31, 2022 and 2021.

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

Under the Amended and Restated License Agreement, as amended, Allergan will indemnify the Company for third party claims arising from Allergan’s breach of the agreement, negligence or willful misconduct, or the exploitation of products by Allergan or its sublicensees. The Company will indemnify Allergan for third party claims arising from the Company’s breach of the agreement, negligence or willful misconduct, or the exploitation of products by the Company prior to the effective date. Allergan may terminate the Agreement for convenience upon one business days’ notice to the Company.

Revenue related to the Additional Supply of CCM to Allergan was deferred and was recognized at the point in time in which deliveries were completed. Revenue for the three months ended March 31, 2021 was $0.3 million ($28 thousand of which was previously deferred). All deliveries of Additional Supply of CCM to Allergan have been completed as of March 31, 2021. Revenue related to the Potential Future Improvements has been deferred and amortized ratably over the remaining 9-year life of the patent, for which $5 thousand of previously deferred revenue was recognized in revenue during each of the three months ended March 31, 2022 and 2021, respectively. The $0.9 million residual amount of the total transaction price allocated to the expanded license was recognized as license revenue upon transfer of the license to Allergan in January 2020.

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

2022 Allergan Letter Agreement

Pursuant to the 2017 Allergan Amendment, Histogen had the right to a potential milestone payment of $5.5 million if Allergan’s net sales of products containing the Company’s CCM skin care ingredient exceeds $60.0 million in any calendar year through December 31, 2027. In lieu of the potential milestone payment of $5.5 million, the Company entered into a letter agreement on March 18, 2022 (the “Letter Agreement”) with Allegan. In consideration for the execution of the Letter Agreement, Histogen received a one-time payment equal to $3.8 million (the “Final Payment”) in March 2022. In exchange, among other things, the Company agreed that the Final Payment represents a full and final satisfaction of all money due to the Company pursuant to the License Agreement. The Company evaluated the 2022 Allergan Letter Agreement under ASC 606 and concluded that the performance obligation has been satisfied and therefore used point in time recognition. The Company recognized $3.8 million of license revenue related to the Letter Agreement during the three months ended March 31, 2022. The Letter Agreement did not have an impact on the remaining performance obligation to share with Allergan any Potential Future Improvements to CCM identified through the Company’s research and development efforts.

Remaining Performance Obligation and Deferred Revenue

The remaining performance obligation is the Company’s obligation to share with Allergan any Potential Future Improvements to CCM identified through the Company’s research and development efforts. Deferred revenue recorded for the Potential Future Improvements was $0.1 million as of March 31, 2022 and December 31, 2021. Deferred revenue is classified in current portion of deferred revenue liabilities when the Company’s obligations to supply CCM or provide research for Potential Future Improvements are expected to be satisfied within twelve months of the balance sheet date.

Grant Revenue

In March 2017, the National Science Foundation (NSF), a government agency, awarded the Company a research and development grant to develop a novel wound dressing for infection control and tissue regeneration. Grant revenue recognized was $0 and $0.1 million for the three months ended March 31, 2022 and 2021. As of March 31, 2021, the Company has completed all obligations under the NSF development grant and, as such, no longer generates any revenues in connection with the research and development grant.

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

Pursuant to the terms of the Collaborative Agreement, each party shall retain ownership of their legacy intellectual property and responsibility for ongoing patent application prosecution and maintenance costs and will jointly own any intellectual property developed during the term of the agreement. In addition, the Company granted Amerimmune an exclusive option, subject to terms and conditions including completion of a Phase 2 clinical trial by Amerimmune during the research term, to obtain an exclusive license that, if granted by us, allows Amerimmune alone, or in conjunction with one or more strategic partners, to use its commercially reasonable efforts to develop, manufacture, and commercialize emricasan and other caspase modulators, including CTS-2090 and CTS-2096, and the Company will share the profits equally with Amerimmune. No consideration will be transferred to the Company until profits, as defined in the Amerimmune Agreement, are generated by Amerimmune from developing or commercializing products.

The Company has identified multiple promises to deliver goods and services, which include at the inception of the agreement: (i) a license to technology and patents, information, and know-how; (ii) supply of emricasan, and (iii) collaboration, including the Company’s participation in a Joint Development Committee and Joint Partnering Committee. At inception and through March 31, 2022, the Company has identified one performance obligation for all the deliverables under the Amerimmune Agreement since the delivered elements are either not capable of being distinct or are not distinct within the context of the contract. No upfront consideration was exchanged between the parties and any consideration received will be dependent on the successful execution of a qualifying strategic partnership, as defined, on the successful commercialization of emricasan, or upon a change in control of Amerimmune, as defined.  Although the Company will recognize revenue upon the occurrence of one of these events, no such events have occurred as of March 31, 2022.

On January 19, 2022, the Company provided a notice of material breach in connection with Amerimmune’s non-performance under the Collaborative Agreement and, on March 3, 2022, filed a demand for arbitration (“Arbitration Demand”). On March 11, 2022, Judicial Arbitration and Mediation Services, Inc. (“JAMS”) issued a Notice of Commencement of Arbitration letter, confirming the commencement of the arbitration as of that date. On March 8, 2022, Amerimmune provided written notice to exercise an option for additional license rights to develop additional products however, the Company has rejected Amerimmune’s election of the option and believes that Amerimmune no longer has such right to exercise the option based on, amongst other reasons, Histogen’s belief that the Agreement has been terminated as set forth in Histogen’s Arbitration Demand (refer to Note 8 for further information).

5. Paycheck Protection Program Loan

In April 2020, Private Histogen applied for and received loan proceeds in the amount of $0.5 million (the “PPP Loan”) under the PPP as government aid for payroll, rent, and utilities. The application for these funds required the Company to, in good faith, certify that the current economic uncertainty made the loan request necessary to support the ongoing operations of the Company. This certification further required the Company to take into account its current business activity and its ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. The certification made by the Company did not contain any objective criteria and is subject to interpretation. Based in part on the Company’s assessment of other sources of liquidity, the uncertainty associated with future revenues created by the COVID-19 pandemic and related governmental responses, and the going concern uncertainty reflected in the Company’s condensed consolidated financial statements as of December 31, 2019, the Company believed in good faith that it met the eligibility requirements for the PPP Loan. If, despite the good-faith belief that given the Company’s circumstances all eligibility requirements for the PPP Loan were satisfied, it is later determined that the Company had violated any applicable laws or regulations or it is otherwise determined that the Company was ineligible to receive the PPP Loan, it may be required to repay the PPP Loan in its entirety and/or be subject to additional penalties and potential liabilities.

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

On March 8, 2021 the Company applied for PPP loan forgiveness with its lender and subsequently received approval from the lender on April 2, 2021. The Company, in good faith, believes it maintained compliance with the PPP program requirements. On May 21, 2021, the Small Business Administration granted its forgiveness of 100% of the loan, or $0.5 million, which was recorded by the Company in the second quarter of 2021. The gain on forgiveness is reported as a component of other income in the condensed consolidated statement of operations.

6. Redeemable Convertible Preferred Stock

The redeemable convertible preferred stock instruments are contingently redeemable preferred stock. Each series contains redemption features, voting rights, dividends, and conversion terms. The convertible preferred stock is presented on the condensed consolidated balance sheets as mezzanine equity.

March 2022 Offering

In March 2022, the Company completed a private placement offering (the “March 2022 Offering”) of (i) 2,500 shares of the Company’s Series A Redeemable Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”), and (ii) 2,500 shares of the Company’s Series B Redeemable Convertible Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock” and together with the Series A Preferred Stock, the “Preferred Stock”), in each case, at an offering price of $952.38 per share, representing a 5% original issue discount to the stated value of $1,000 per share of Preferred Stock, for gross proceeds from the Offerings of approximately $4.76 million, before the deduction of the placement agent’s fee and other offering expenses. The shares of Series A Preferred Stock have a stated value of $1,000 per share and are convertible, at a conversion price of $1.00 per share, into 2,500,000 shares of common stock. The shares of Series B Preferred Stock have a stated value of $1,000 per share and are convertible, at a conversion price of $1.00 per share, into 2,500,000 shares of common stock. The closing occurred on March 25, 2022. The proceeds of $4.76 million are held in escrow and will only be disbursed to the Company upon conversion of the Series A and Series B Preferred Stock. Since the redeemable convertible preferred stock may be redeemed at the option of the holder, but is not mandatorily redeemable, the redeemable preferred stock has been classified as mezzanine equity and initially recognized at fair value of $4.76 million as mezzanine equity on the accompanying balance sheets.

In connection with the March 2022 Offering, the Company entered in a Registration Rights Agreement and agreed to file by July 20, 2022 a resale registration statement (the “Resale Registration Statement”) with the SEC covering all shares of Common Stock issuable upon conversion of the Preferred Stock that remains outstanding and has not previously been redeemed by the Company, and to cause the Resale Registration Statement to become effective by September 18, 2022 or, in the event of a full review of the Resale Registration Statement by the SEC, by October 18, 2022.

The March 2022 Offering generated gross proceeds of $4.76 million and the Company incurred cash-based placement agent fees and other offering expenses of approximately $0.5 million. The proceeds are held in escrow and disbursed to the Company only upon conversion of the Series A and Series B Preferred Stock.  The proceeds are included within current assets on the accompanying consolidated balance sheets.

In addition, the Company’s placement agent was issued compensatory warrants to purchase up to 7.0% of the aggregate number of shares of Preferred Stock sold in the offering (on an as-converted to common stock basis), resulting in common stock warrants to purchase up to 350,000 shares of common stock, with an exercise price of 125% of the offering price, or $1.25 per share, which are exercisable 6 months after issuance on or after September 25, 2022, and expire five and a half (5.5) years following the date of issuance on September 25, 2027.

The placement agent warrants, which are recorded as a component of mezzanine equity, were valued at an aggregate of $34 thousand dollars using the Black Scholes option pricing model based upon the following assumptions: expected volatility of 78.90%, risk-free interest rate of 2.40%, expected dividend yield of 0%, and an expected term of 5.5 years.

As of March 31, 2022, the Company had 350,000 shares of common stock reserved for issuance pursuant to the placement agent’s warrants issued by the Company in the March 2022 Offering at an exercise price of $1.25 per share.

Voting Rights

The shares of Preferred Stock have no voting rights, except that they only have the right to vote, with the holders of common stock, as a single class on a proposal to approve an amendment to our certificate of incorporation to effect a reverse stock split of our issued and outstanding common stock within a range, to be determined by our board of directors and set forth in such proposal. The Company plans to seek stockholder approval for the Reverse Stock Split Proposal at its annual meeting of stockholders.

Each share of Series A Preferred Stock outstanding on April 14, 2022 (“the Record Date”) has a number of votes equal to the number of shares of Common Stock issuable upon conversion of such share (whether or not such shares are then convertible). Accordingly, as of the Record Date, each share of Series A Preferred Stock has 3,776 votes, which is determined by dividing $1,000, the stated value of one share of Series A Preferred Stock, by $0.2648, the NASDAQ Minimum Price as of the closing on March 25, 2022. The holders of the Series A Preferred Stock have agreed to not transfer their shares of Series A Preferred Stock until after the Annual Meeting and to vote all shares of Series A Preferred Stock in favor of the Reverse Stock Split Proposal.

Each share of Series B Preferred Stock outstanding on the Record Date entitles the holder thereof to cast 30,000 votes on the Reverse Stock Split Proposal. The holders of the Series B Preferred Stock have agreed to not transfer their shares of Series B Preferred Stock until after the Annual Meeting and to vote all shares of Series B Preferred Stock in the same proportion as the aggregate shares of Common Stock and Series A Preferred Stock are voted on the Reverse Stock Split Proposal. As an example, if 70% of the aggregate votes cast by Common Stock and Series A Preferred Stock voting on the Reverse Stock Split Proposal are voted in favor thereof and 30% of the aggregate votes cast by Common Stock and Series A Preferred Stock voting on the Reverse Stock Split Proposal are voted against such Proposal, then 70% of the votes entitled to be cast by Series B Preferred Stock will be cast in favor of the proposal and 30% of such votes will be cast against the proposal.

Dividends

The holders of the redeemable convertible preferred stock are entitled to receive dividends on shares of Preferred Stock equal (on an as-if-converted-to-Common-Stock basis, disregarding for such purpose any conversion limitations hereunder) to and in the same form as dividends actually paid on shares of the Common Stock when, as and if such dividends are paid on shares of the Common Stock. No other dividends shall be paid on shares of Preferred Stock.

Conversion Rights

Each share of Preferred Stock is convertible, at any time and from time to time from and after the Reverse Stock Split Date at the option of the Holder thereof, into that number of shares of Common Stock determined by dividing the stated value per share of preferred stock by the conversion price. The shares of Series A Preferred Stock has a stated value of $1,000 per share and are convertible, at a conversion price of $1.00 per share, into 2,500,000 shares of common stock. The shares of Series B Preferred Stock have a stated value of $1,000 per share and are convertible, at a conversion price of $1.00 per share, into 2,500,000 shares of common stock.

Redemption Rights

Each share of Preferred Stock is redeemable after (i) the earlier of (1) the receipt of authorized stockholder approval for the reverse stock split and (2) the date that is 90 days following the Original Issue Date of March 25, 2022, and (ii) before the date that is 120 days after the Original Issue Date or July 23, 2022 (the “Redemption Period”), each stockholder shall have the right to cause the Company to redeem all or part of such stockholder’s shares of Preferred Stock at a price per share equal to 105% of the stated value of $1,000 per share.

7. Stockholders’ Equity

Common Stock

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

The warrants and placement agent warrants were valued at $7.2 million and $0.3 million, respectively, using the Black-Scholes option pricing model based on the following assumptions: expected volatility 80.08%, risk-free interest rate 0.38%, expected dividend yield 0%, and an expected term of 5.0 years.

As of March 31, 2022 a total of 6,721,200 warrants issued in the January 2021 Offering to purchase shares of common stock have been exercised and the Company issued 6,721,200 shares of its common stock. The Company received gross proceeds of approximately $6.8 million.

As of March 31, 2022, the Company had 7,751,300 shares and 227,500 shares of common stock reserved for issuance pursuant to the warrants and placement agent’s warrants, respectively, issued by the Company in the January 2021 Offering, at an exercise price of $1.00 per share and $1.25 per share, respectively.

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

The warrants and placement agent warrants were valued at $3.0 million and $0.2 million, respectively, using a Black-Scholes option pricing model with the following assumptions: expected volatility 81.44% and 80.15%, risk-free interest rate 0.88% and 0.77%, expected dividend yield 0% and 0%, and an expected term of 5.5 years or 5.0 years, respectively.

As of March 31, 2022, no warrants associated with the June 2021 Offering have been exercised.

As of March 31, 2022, the Company had 4,781,840 shares and 298,865 shares of common stock reserved for issuance pursuant to the warrants and placement agent’s warrants, respectively, issued by the Company in the June 2021 Offering, at an exercise price of $1.00 per share and $1.375 per share, respectively.

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

As of March 31, 2022, no warrants associated with the December 2021 Offering have been exercised.

As of March 31, 2022, the Company had 8,235,297 shares and 411,765 shares of common stock reserved for issuance pursuant to the warrants and placement agent’s warrants, respectively, issued by the Company in the December 2021 Offering, at an exercise price of $0.425 per share and $0.5313 per share, respectively.

Common Stock Purchase Agreement with Lincoln Park

In July 2020, the Company entered into a common stock purchase agreement (the “2020 Purchase Agreement”) with Lincoln Park which provides that, upon the terms and subject to the conditions and limitations in the 2020 Purchase Agreement,  Lincoln Park is committed to purchase up to an aggregate of $10.0 million of shares of the Company’s common stock at the Company’s request from time to time during a 24 month period that began in July 2020 and at prices based on the market price of the Company’s common stock at the time of each sale. Upon execution of the 2020 Purchase Agreement, the Company sold 328,516 shares of common stock at $3.04399 per share to Lincoln Park for gross proceeds of $1.0 million. During the year ended December 31, 2020, the Company sold an additional 300,000 shares of common stock to Lincoln Park for gross proceeds of approximately $0.5 million. In addition, in consideration for entering into the 2020 Purchase Agreement and concurrently with the execution of the 2020 Purchase Agreement, the Company issued 66,964 shares of its common stock to Lincoln Park.  During the three months ended March 31, 2022 the Company did not sell any shares of common stock to Lincoln Park and approximately $8.5 million, or 1.6 million shares of common stock, remains available for sale under the 2020 Purchase Agreement, subject to limitations on the amount of securities the Company may sell under its effective registration statement on Form S-3 within any 12-month period.

Common Stock Warrants

In 2016, Private Histogen issued warrants to purchase common stock as consideration for settlement of prior liability claims. The warrants for the purchase of up to 3,583 common shares at an exercise price of $23.08 per share expired on July 31, 2021.

In addition, at March 31, 2022, warrants to purchase 1,346 shares of common stock with an exercise price of $74.30 per share remain outstanding that were issued by Conatus in connection with obtaining financing in 2016. These warrants expire on July 3, 2023.

See warrant discussion above in connection with the January 2021 Offering, the June 2021 Offering, and the December 2021 Offering.

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

Additionally, in connection with the closing of the Merger, no further awards will be made under the Conatus 2013 Plan. As of March 31, 2022, 97,930 fully vested options remain outstanding under the Conatus 2013 Plan with a weighted average exercise price of $42.90 per share.

The following summarizes the activity related to the Company’s stock options under the 2017 Plan and the 2020 Plan for the three months ended March 31, 2022:

	Options Outstanding	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	2,228,291	$1.88	6.78	$—
Granted	1,056,636	0.25
Cancelled / Forfeited	(405,565)	3.96
Outstanding at March 31, 2022	2,879,362	$0.99	7.54	$8
Vested and exercisable at March 31, 2022	1,033,119	$1.57	3.90	$—

Prior Chief Executive Officer Stock Options

On January 24, 2019, the Company issued 485,178 stock options to its then newly appointed Chief Executive Officer. In accordance with the original award agreement, 40% of the options would vest immediately upon an initial public offering or 45 days following a change in control, as defined in the award agreement, while the remaining 60% are subject to vesting, of which 25% vest on the first anniversary of the grant date and then ratably over the remaining 36 months.

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

In November 2021, the Company’s then President and Chief Executive Officer voluntarily resigned. No further stock-based compensation expense related to the market-based options will be recognized. As of March 31, 2022, the vested option awards expired unexercised.

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

Valuation of Stock Option Awards

The following weighted-average assumptions were used to calculate the fair value of awards granted to employees, non-employees, and directors:

	Three Months Ended March 31,
	2022	2021
Expected volatility	79.0%	77.8% - 80.3%
Risk-free interest rate	1.9%	0.72% - 1.17%
Expected option life (in years)	6.08	6.00 - 6.08
Expected dividend yield	—%	—%

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

The compensation cost that has been included in the accompanying condensed consolidated statements of operations for all stock-based compensation arrangements is detailed as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
General and administrative	$135	$177
Research and development	30	32
Total	$165	$209

As of March 31, 2022, total unrecognized compensation cost related to unvested options and RSUs was approximately $1.0 million which is expected to be recognized over a weighted-average period of 2.5 years.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance is as follows:

	As of March 31,
	2022	2021
Common stock warrants	24,076,140	10,009,456
Common stock options issued and outstanding	2,977,292	2,672,963
Common stock available for issuance under stock plans	1,962,825	289,179
Redeemable convertible preferred stock	5,000,000	—
	34,016,257	12,971,598

8. Commitments and Contingencies

Leases

In January 2020, Private Histogen entered into a long-term operating lease with San Diego Sycamore, LLC (“Sycamore”) for its headquarters which includes office and laboratory space. The lease commenced on March 1, 2020 and expires on August 31, 2031, with no options to renew or extend. The lease was accounted for as a modification of Private Histogen’s existing lease with Sycamore as the lease agreement did not grant Private Histogen an additional right-of-use asset.

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

The Company leases certain office equipment that is classified as a finance lease. As of March 31, 2022, the weighted-average remaining term of the Company’s operating and finance lease was approximately 9.5 years and 2 years, respectively.

The Company recognizes right-of-use assets and lease liabilities at the lease commencement date based on the present value of future minimum lease payments over the lease term. The discount rate used to determine the present value of the lease payments is the rate implicit in the lease unless that rate cannot be readily determined, in which case, the Company utilizes its incremental borrowing rate in determining the present value of the future minimum lease payments. As of March 31, 2022, the weighted-average discount rate for the Company’s operating and finance lease was 12.2% and 10.0%, respectively.

The Company does not record leases with an initial term of 12 months or less on the consolidated balance sheets. Expense for these short-term leases is recognized on a straight-line basis over the lease term. The Company has elected the practical expedient to combine lease and non-lease components into a single component for all classes of underlying assets.

At March 31, 2022, future minimum payments of lease liabilities were as follows (in thousands):

	Operating Lease	Finance Lease
2022 (Remaining 9 months)	$570	$8
2023	780	10
2024	803	4
2025	827	—
2026	853	—
Thereafter	4,330	—
Total minimum lease payments	8,163	22
Less: imputed interest	(3,400)	(2)
Total future minimum lease payments	4,763	20
Less: current obligations under leases	(200)	(9)
Noncurrent lease obligations	$4,563	$11

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

As consideration for the reacquisition of the Development Assets, Private Histogen compensated PUR with both equity and cash components, including 167,323 shares of Series D convertible preferred stock with a fair value of $1.75 million and a potential cash payout of up to $6.25 million (the “Cap Amount”). Private Histogen paid PUR $0.5 million in upfront cash, forgave approximately $22 thousand of accounts receivable owed by PUR to Private Histogen, and settled an outstanding payable of PUR of approximately $23 thousand owed to a third party. The Company is also obligated to make milestone and royalty payments, including (a) a $0.4 million payment upon the unconditional acceptance and approval of a New Drug Application or Pre-Market Approval Application by the FDA related to the Development Assets, (b) a $0.4 million commercialization milestone upon reaching gross sales (by the Company or licensee) of the $0.5 million of products incorporating the Development Assets, and (c) a five percent (5%) royalty on net revenues collected by Histogen from commercial sales (by the Company or licensee) of products incorporating the Development Assets. The aforementioned cash payments, along with any future milestone and royalty payments, are all applied against the Cap Amount. In accordance with authoritative guidance, amounts for the milestone and royalty payments will be recognized when it is probable that the related contingent liability has been incurred and the amount owed is reasonably estimated. No amounts for the milestone and royalty payments have been recorded during the three months ended March 31, 2022 and year ended December 31, 2021.

Litigation and Legal Matters

The Company is subject to claims and legal proceedings that arise in the ordinary course of business. Such matters are inherently uncertain, and there can be no guarantee that the outcome of any such matter will be decided favorably to the Company or that the resolution of any such matter will not have a material adverse effect upon the Company’s condensed consolidated financial statements. The Company accrues a liability for such matters when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. As of March 31, 2022, no accruals have been made and no liability recognized related to commitments and contingencies.

Employee Litigation

On or about February 17, 2022, two former employees, each of whom separately resigned and terminated their employment with Histogen, filed a complaint in the Superior Court of California, County of San Diego against the Company, the Company’s Board of Directors, the Company’s former Chief Executive Officer, as well as three individuals that are currently employed by the Company. Although the complaint lists the “Histogen Board of Directors, a business entity form unknown” as a defendant, the complaint does not specifically list the names of the board members. The plaintiffs allege whistleblower status, retaliation, discrimination, unfair business practices, wrongful termination, violation of civil rights, and other California state law claims. The Company has tendered the complaint to its liability insurer and engaged outside litigation counsel, as approved by its carrier, to defend Histogen, the Board of Directors and the individuals in this matter. The Company objects to the naming of each of the defendants in this matter and denies each of the plaintiffs’ claims. The plaintiffs agreed to pre-arbitration mediation, which was conducted on May 4, 2022, as was required by the arbitration agreement executed by each of the plaintiffs. Considering that the parties did not resolve the matter through this mediation, the Company expects to petition the San Diego Superior Court for an order that the matter be submitted to arbitration consistent with each of the plaintiff’s arbitration agreements. The Company believes that our defense costs, settlement monies, damages or any other awards would be covered by our liability insurance; provided, however, insurance may not cover all claims or could exceed our insurance coverage. The Company believes that there are substantial defenses to this lawsuit, and we intend to vigorously defend against each of these claims. While this litigation matter is in the early stages, the Company believes the action is without merit. Nonetheless, the ultimate outcome is unknown at this time.

Amerimmune Collaborative Development and Commercialization Agreement

On March 3, 2022, the Company filed a demand for arbitration (“Arbitration Demand”) with JAMS in the county of San Diego, against Amerimmune LLC (“Amerimmune”) seeking a declaratory judgment that Amerimmune has materially breached the Collaborative Agreement entered into by and between the Company and Amerimmune on October 26, 2020, and that Histogen is therefore entitled to terminate the Collaborative Agreement in accordance with its terms. The Company further brought the Arbitration

Demand for breach of contract, seeking an award of specific performance requiring Amerimmune to comply with the terms of the Agreement, which provide that, in the event of termination for material breach, all rights and licenses granted to Amerimmune by the Company shall terminate, and Amerimmune shall cease any and all development, manufacture and commercialization activities under the Agreement, and any and all rights granted by the Company to Amerimmune revert to Histogen. In the event that specific performance is not awarded, the Company is pursuing in the alternative a cause of action for breach of contract, seeking an award of damages for such breach in an amount to be determined at hearing. And finally, the Company is pursuing a claim for misappropriation of trade secrets, seeking an award of damages in an amount to be determined at hearing.

On March 8, 2022, Amerimmune provided written notice to exercise an option for additional license rights to develop additional products, provided, however, the Company has rejected Amerimmune’s election of the option and believes that Amerimmune no longer has such right to exercise the option based on, amongst other reasons, Histogen’s belief that the Agreement has been terminated as set forth in Histogen’s Arbitration Demand. On March 11, 2022, JAMS issued a Notice of Commencement of Arbitration letter, confirming the commencement of the arbitration as of that date. During the Arbitration, the Company expects Amerimmune and the Company to continue to support planning of a Phase 2 trial of emricasan for the treatment of COVID-19. In the event that the Company is successful on its claims as set forth in the Company’s Arbitration Demand and the Agreement is terminated, the Company intends to develop emricasan for COVID-19 and other infectious and inflammatory diseases independently at its discretion.

There can be no assurances that the Arbitration will result in the Company’s favor. If the Collaborative Agreement is not terminated and the rights granted by the Company to Amerimmune do not revert back to the Company, it is expected that the Company will continue to jointly develop emricasan pursuant to the terms of the Collaborative Agreement. The ultimate outcome of this Arbitration is unknown at this time.

9. Related Parties

Lordship

Lordship, with its predecessor entities along with its principal owner, Jonathan Jackson, have invested and been affiliated with Private Histogen since 2010. As of March 31, 2022 and December 31, 2021, Lordship controlled approximately 4.7% of the Company’s outstanding voting shares and currently holds two Board of Director seats.

In November 2012, Private Histogen entered into a Strategic Relationship Success Fee Agreement with Lordship (the “Success Fee Agreement”). The Success Fee Agreement causes certain payments to be made from the Company to Lordship equal to 1% of certain product revenues and 10% of certain license and royalty revenues. The Success Fee Agreement also stipulates that, if the Company engages in a merger or sale of all or substantially all (defined as 90% or more) of its assets or equity to a third party, then the Company has the option to terminate the agreement by paying Lordship the fair market value of future payments with the minimum payment being at least equal to the most recent annual payments Lordship has received. The Success Fee Agreement was amended in August 2016, but continues to carry the same rights to certain payments. Histogen recognized an expense to Lordship for the three months ended March 31, 2022 and 2021 totaling $0.4 million and $3 thousand, respectively, all of which is included in general and administrative expenses on the accompanying consolidated statements of operations. As of March 31, 2022 and December 31, 2021, there was a balance of $11 thousand and $12 thousand, respectively, paid to Lordship included in other assets on the accompanying condensed consolidated balance sheet in connection with the deferral of revenue from the Allergan License Agreements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with (i) our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the period ended March 31, 2022 (this “Quarterly Report”). This information should also be read in conjunction with our audited historical consolidated financial statements which are included in our Form 10-K for the fiscal year ended December 31, 2021 (“Form 10-K”). References to the Company’s operating results prior to the Merger will refer to the operating results of Private Histogen. Except as otherwise indicated herein or as the context otherwise requires, references in this Quarterly Report on Form 10-Q to “Histogen” “the Company,” “we,” “us” and “our” refer to Histogen Inc., a Delaware corporation, on a post-Merger basis, and the term “Private Histogen” refers to the business of privately-held Histogen Inc. prior to completion of the Merger.

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
•

our expectations regarding the arbitration proceeding related to emricasan and the joint development agreement with Amerimmune for COVID-19 and other infectious and inflammatory diseases at our discretion;

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

Biologics Technology Platform

•

HST 003 is a human extracellular matrix, or hECM, intended for regenerating hyaline cartilage for the treatment of articular cartilage defects in the knee, with a novel, malleable scaffold that stimulates the body’s own stem cells. In September 2020, we were awarded a $2.0 million grant by the Peer Reviewed Orthopaedic Research Program (“PRORP”) of the U.S. Department of Defense (“DoD”) to partially fund a Phase 1/2 clinical trial of HST-003 for regeneration of cartilage in the knee. The U.S. Army Medical Research Acquisition Activity, 820 Chandler Street, Fort Detrick MD, 21702, is the awarding and administering acquisition office. The views expressed in this filing are ours and may not reflect the official policy or position of the Department of the Army, DoD, or the U.S. Government. In December 2020, we filed an investigational new drug application (“IND”) for the initiation of a Phase 1/2 clinical trial to evaluate the safety and efficacy of HST-003, implanted within microfracture interstices and the cartilage defect in the knee to regenerate hyaline cartilage in combination with a microfracture procedure. In January 2021, we announced that the FDA had notified the company that the IND for the planned Phase 1/2 clinical trial of HST-003 was placed on clinical hold. The hold was due to additional chemistry, manufacturing, and controls (“CMC”) information required for the FDA to complete their review.  Following the receipt of the written clinical hold letter on February 3, 2021, we submitted a complete response letter to the FDA on February 19, 2021. In March 2021, the FDA confirmed that Histogen had satisfactorily addressed all clinical hold questions and could proceed with initiation of the planned Phase 1/2 clinical trial of HST-003. In June 2021, we initiated the trial and to date have had patient recruitment challenges due to the specific nature of the study inclusion criteria and the impact of COVID-19 on the elective surgery environment. Additional qualified clinical sites have been added to help supplement recruitment and we will continue to evaluate the need to add more sites and study resources. We now anticipate top line results in the first half of 2023 assuming we complete enrollment in the fourth quarter of 2022.

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

Small Molecule Pipeline

•

Emricasan is an orally available pan-caspase inhibitor currently being developed both in collaboration with Amerimmune, for the treatment of COVID-19, and we are evaluating the use of emricasan for other infectious diseases, including for the treatment of MRSA. In October 2020, we entered into the Collaborative Agreement with Amerimmune. Under the Collaborative Agreement, during the agreed upon research term, Amerimmune, at its own expense and in collaboration with us, is required to use commercially reasonable efforts to lead the development activities for emricasan, limited to the treatment of COVID-19. We believe that, for numerous reasons set forth in our demand for arbitration (“Arbitration Demand”), Amerimmune has failed to undertake commercially reasonable efforts towards the development of emricasan as required by the Collaborative Agreement. Therefore, we are currently seeking, amongst other remedies, a declaratory judgment that Amerimmune has materially breached the Collaborative Agreement.  In which case, we would be entitled to terminate the Collaborative Agreement thereby terminating all rights and licenses granted to Amerimmune by us, and we would then have the rights to independently proceed with the development of emricasan for the treatment of COVID-19 and other infectious and inflammatory diseases at our discretion. At this time, we continue to operate under the terms of the existing Collaborative Agreement for the joint development of emricasan for the treatment of COVID-19.

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

We believe that Amerimmune has failed to undertake commercially reasonable efforts toward conducting and completing the Phase 2 study as required by the Collaborative Agreement. As part of our Arbitration Demand, we have asked the arbitrator to terminate the Collaborative Agreement so that we can choose to conduct and complete the Phase 2 study independently. There can be no assurances that the Arbitration Demand will result in our favor and terminate the Collaborative Agreement. If the Collaborative Agreement is not terminated, we will likely continue to jointly develop emricasan pursuant to the terms of the Collaborative Agreement. In either case, we anticipate a Phase 2 study could be initiated in the second half of 2022 at the discretion of the Company.

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

The cumulative effect the associated disruptions have had, and may continue to have, an adverse impact on the Company’s business and its results of operations. The full impact of the COVID-19 outbreak continues to evolve as of the date of this Quarterly Report and will depend on future developments that are highly uncertain and unpredictable, including efficacy and adoption of vaccines, future resurgences of the virus and its variants, and the speed at which government restrictions are lifted. As such, it is uncertain as to the full magnitude that the pandemic will have on the Company’s financial condition, liquidity, and future results of operations. Management is actively monitoring the situation on its financial condition, liquidity, operations, customers, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the response to curb its spread, the Company is not able to estimate the effects of the COVID-19 outbreak on its results of operations, financial condition, or liquidity. For example, global supply chain disruptions related to the COVID-19 pandemic and recent geopolitical events may contribute to manufacturing and supply delays. The Company expects that current arrangements will meet foreseeable needs for clinical trial materials or, generally, that alternative supply sources will be readily available. However, the Company may experience manufacturing and supply delays and disruptions in connection with production to meet our clinical supply requirements for clinical studies.

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer-side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improvement property. The Company continues to examine the impact that the CARES Act may have on its business. Currently, the Company is unable to determine the impact that the CARES Act will have on its financial condition, results of operations, or liquidity. The CARES Act also appropriated funds for the U.S. Small Business Administration Paycheck Protection Program (“PPP”) loans that are forgivable in certain situations to promote continued employment, as well as Economic Injury Disaster Loans to provide liquidity to small businesses harmed by COVID-19. See Note 5 – Paycheck Protection Program Loan for further information.

On March 8, 2021 the Company applied for PPP loan forgiveness with its lender and subsequently received approval from its lender on April 2, 2021. The Company believes it maintained compliance with the PPP program requirements. On May 21, 2021, the Small Business Administration granted its forgiveness of 100% of the loan, or $0.5 million.

Climate Change

The Company’s opinion is that neither climate change, nor governmental regulations related to climate change, have had, or are expected to have, any material effect on our operations.

License Agreement

Allergan License and Supply Agreements

In July 2017, the Company and Allergan entered into a letter agreement to transfer Suneva Medical, Inc.’s Amended and Restated License and Supply Agreements (collectively the “Allergan Agreements”) to Allergan, which grants exclusive rights to commercialize our CCM skin care ingredient worldwide, excluding South Korea, China, and India, in exchange for royalty payments to us based on Allergan’s sales of product including the licensed ingredient. Through December 31, 2020, we entered into several amendments to the Allergan Agreements to, among other things, expand Allergan’s license rights, identify exclusive and non-exclusive fields of use, and clarify responsibilities related to regulatory filings. For these amendments to the Allergan Agreements, we have received cash payments of $19.5 million through March 31, 2022. The Allergan Agreements also include a potential future milestone payment of $5.5 million if Allergan’s net sales of products containing our CCM skin care ingredient exceeds $60 million in any calendar year through December 31, 2027.

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

Pursuant to the 2017 Allergan Amendment, Histogen had the right to a potential milestone payment of $5.5 million if Allergan’s net sales of products containing the Company’s CCM skin care ingredient exceeds $60.0 million in any calendar year through December 31, 2027.  In lieu of the potential payment of $5.5 million, the Company entered into a Letter Agreement on March 18, 2022 with Allegan. In consideration for the execution of the Letter Agreement, Histogen received a one-time payment equal to $3.8 million in March 2022. In exchange, among other things, the Company agreed that the final payment represents a full and final satisfaction of all money due to the Company pursuant to the Letter Agreement.

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

Pursuant to the terms of the Collaborative Agreement, each party shall retain ownership of their legacy intellectual property and responsibility for ongoing patent application prosecution and maintenance costs and will jointly own any intellectual property developed during the term of the agreement. In addition, the Company granted Amerimmune an exclusive option, subject to terms and conditions including completion of a Phase 2 clinical trial by Amerimmune during the research term, to obtain an exclusive license that, if granted by the Company, allows Amerimmune alone, or in conjunction with one or more strategic partners, to use its commercially reasonable efforts to develop, manufacture, and commercialize emricasan and other caspase modulators, including CTS-2090 and CTS-2096, and the Company will share the profits equally with Amerimmune. No consideration will be transferred to the Company until profits, as defined in the Amerimmune Agreement, are generated by Amerimmune from developing or commercializing products.

On January 19, 2022, we provided a notice of material breach in connection with Amerimmune’s non-performance under the Collaborative Development and, on March 3, 2022, we filed the Arbitration Demand. On March 11, 2022, JAMS issued a Notice of Commencement of Arbitration letter, confirming the commencement of the arbitration as of that date.  On March 8, 2022, Amerimmune provided written notice to exercise an option for additional license rights to develop additional products, provided, however, the Company has rejected Amerimmune’s election of the option and believes that Amerimmune no longer has such right to exercise the option based on, amongst other reasons, our belief that the Agreement has been terminated as set forth in our Arbitration Demand.

During the arbitration, both Amerimmune and us continue to support planning of a Phase 2 trial of emricasan for the treatment of COVID-19. As part of our Arbitration Demand, we have requested that the Collaborative Agreement be terminated. We further brought the Arbitration Demand for breach of contract, seeking an award of specific performance requiring Amerimmune to comply with the terms of the Agreement, which provide that, in the event of termination for material breach, all rights and licenses granted to Amerimmune by us shall terminate, and any and all rights granted by us to Amerimmune revert to Histogen. If we are successful, we would regain full rights to emricasan and other caspase modulators, including CTS-2090 and CTS-2096. In that case, we intend to develop emricasan for COVID-19 and other infectious and inflammatory diseases independently at our discretion. There can be no assurances that the Arbitration Demand will result in our favor and terminate the Collaborative Agreement. If the Collaborative Agreement is not terminated, we will likely continue to jointly develop emricasan pursuant to the terms of the Collaborative Agreement.

The Company identified multiple promises to deliver goods and services, which include at the inception of the agreement: (i) a license to technology and patents, information, and know-how; (ii) supply of emricasan and (iii) collaboration, including the Company’s participation in a Joint Development Committee and Joint Partnering Committee. At inception and through March 31, 2022, the Company identified one performance obligation for all the deliverables under the Amerimmune Agreement since the delivered elements are either not capable of being distinct or are not distinct within the context of the contract. No upfront consideration was exchanged between the parties and any consideration received will be dependent on the successful execution of a qualifying strategic partnership, as defined, on the successful commercialization of emricasan, or upon a change in control of Amerimmune, as defined.  Although the Company will recognize revenue upon the occurrence of one of these events, no such events have occurred as of March 31, 2022.

Components of Results of Operations

Revenue

Our revenues to date have been generated primarily from the sale of cosmetic ingredient products (“CCM”), license fees, and a National Science Foundation grant award.

License and Product Revenue

Our license and product revenue to date has been generated primarily from payments received under the Allergan Agreements. As of March 31, 2022, no additional revenues under the Allergan Agreements are expected.

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

	Three Months Ended March 31,
	2022	2021
Pre-clinical and clinical	$384	$717
Salaries and benefits	936	1,145
Facilities and other costs	612	291
Total research and development expenses	$1,932	$2,153

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

Results of Operations

Comparison of three months ended March 31, 2022 and 2021

The following table summarizes our results of operations for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021	Change
Revenues
Product revenue	$—	$306	$(306)
License revenue	3,755	12	3,743
Grant revenue	—	113	(113)
Total revenues	3,755	431	3,324
Operating expenses
Cost of product revenue	—	220	(220)
Research and development	1,932	2,153	(221)
General and administrative	2,506	2,331	175
Total operating expenses	4,438	4,704	(266)
Loss from operations	(683)	(4,273)	3,590
Total other income (expense), net	(1)	(5)	4
Net loss	$(684)	$(4,278)	$3,594

Revenues

For the three months ended March 31, 2022 and 2021, we recognized product revenues of $0 and $0.3 million, respectively. The revenue for the first quarter of 2021 was related to the additional supply of CCM to Allergan. As of March 31, 2021, all obligations of the Company related to the additional supply of CCM to Allergan under the Allergan Agreements have been completed.

For the three months ended March 31, 2022 and 2021, we recognized license revenue of $3.8 million and $12 thousand, respectively. The increase in the current period is due to a one-time payment of $3.8 million received in March 2022 as consideration for execution of the Allergan Letter Agreement.

For the three months ended March 31, 2022 and 2021, we recognized grant revenue of $0 and $0.1 million, respectively. The related revenue is associated with a research and development grant awarded to the Company from the NSF. As of March 31, 2021, all work required by the Company under the grant has been completed.

Total Operating Expenses

Cost of Revenues

For the three months ended March 31, 2022 and 2021, we recognized $0 and $0.2 million, respectively, for cost of product sold to Allergan under the Allergan Agreements.

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2022 and 2021 were $1.9 million and $2.1 million, respectively. The decrease of $0.2 million was primarily due to decreases in development costs of our clinical and pre-clinical product candidates and personnel related expenses, partially offset by facility rent increases.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2022 and 2021 were $2.5 million and $2.3 million, respectively. The increase of $0.2 million was primarily due to increases in royalty expenses and legal fees, offset by reductions in personnel related expenses.

Liquidity and Capital Resources

From inception through March 31, 2022, we had an accumulated deficit of $78.3 million and expect to incur operating losses and generate negative cash flows from operations for the foreseeable future. As of March 31, 2022, we had $17.8 million in cash and cash equivalents.

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

Redeemable Convertible Preferred Stock

March 2022 Offering of Preferred Stock

In March 2022, the Company completed a private placement offering (the “March 2022 Offering”) of (i) 2,500 shares of the Company’s Series A Redeemable Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”), and (ii) 2,500 shares of the Company’s Series B Redeemable Convertible Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock” and together with the Series A Preferred Stock, the “Preferred Stock”), in each case, at an offering price of $952.38 per share, representing a 5% original issue discount to the stated value of $1,000 per share of Preferred Stock, for gross proceeds from the Offerings of approximately $4.76 million, before the deduction of the placement agent’s fee and other offering expenses. The shares of Series A Preferred Stock has a stated value of $1,000 per share and are convertible, at a conversion price of $1.00 per share, into 2,500,000 shares of common stock. The shares of Series B Preferred Stock have a stated value of $1,000 per share and are convertible, at a conversion price of $1.00 per share, into 2,500,000 shares of common stock. The closing occurred on March 25, 2022. The proceeds of $4.76 million are held in escrow and will only be disbursed to the Company upon conversion of the Series A and Series B Preferred Stock. Since the redeemable convertible preferred stock may be redeemed at the option of the holder, but is not mandatorily redeemable, the redeemable preferred stock has been classified as mezzanine equity and initially recognized at fair value of $4.76 million as mezzanine equity on the accompanying balance sheets.

In connection with the March 2022 Offering, the Company entered in a Registration Rights Agreement and agreed to file by July 20, 2022 a resale registration statement (the “Resale Registration Statement”) with the SEC covering all shares of Common Stock issuable upon conversion of the Preferred Stock that remains outstanding and has not previously been redeemed by the Company, and to cause the Resale Registration Statement to become effective by September 18, 2022 or, in the event of a full review of the Resale Registration Statement by the SEC, by October 18, 2022.

The March 2022 Offering generated gross proceeds of $4.76 million and the Company incurred cash-based placement agent fees and other offering expenses of approximately $0.5 million. The proceeds are held in escrow and disbursed to the Company only upon conversion of the Series A and Series B Preferred Stock. The proceeds are included within current assets on the accompanying consolidated balance sheets.

In addition, the Company’s placement agent was issued compensatory warrants to purchase up to 7.0% of the aggregate number of shares of Preferred Stock sold in the offering (on an as-converted to common stock basis), resulting in common stock warrants to purchase up to 350,000 shares of common stock, with an exercise price of 125% of the offering price, or $1.25 per share, which are exercisable 6 months after issuance on or after September 25, 2022, and expire five and a half (5.5) years following the date of issuance on September 25, 2027.

The placement agent warrants, which are recorded as a component of mezzanine equity, were valued at an aggregate of $34 thousand dollars using the Black Scholes option pricing model based upon the following assumptions: expected volatility of 78.90%, risk-free interest rate of 2.40%, expected dividend yield of 0%, and an expected term of 5.5 years.

As of March 31, 2022, the Company had 350,000 shares of common stock reserved for issuance pursuant to the placement agent’s warrants issued by the Company in the March 2022 Offering at an exercise price of $1.25 per share.

Common Stock

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

The warrants and placement agent warrants were valued at $7.2 million and $0.3 million, respectively, using the Black-Scholes option pricing model based on the following assumptions: expected volatility 80.08%, risk-free interest rate 0.38%, expected dividend yield 0%, and an expected term of 5.0 years.

As of March 31, 2022 a total of 6,721,200 warrants issued in the January 2021 Offering to purchase shares of common stock have been exercised and the Company issued 6,721,200 shares of its common stock. The Company received gross proceeds of approximately $6.8 million.

As of March 31, 2022, the Company had 7,751,300 shares and 227,500 shares of common stock reserved for issuance pursuant to the warrants and placement agent’s warrants, respectively, issued by the Company in the January 2021 Offering, at an exercise price of $1.00 per share and $1.25 per share, respectively.

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

The warrants and placement agent warrants were valued at $3.0 million and $0.2 million, respectively, using a Black-Scholes option pricing model with the following assumptions: expected volatility 81.44% and 80.15%, risk-free interest rate 0.88% and 0.77%, expected dividend yield 0% and 0%, and an expected term of 5.5 years or 5.0 years, respectively.

As of March 31, 2022, no warrants associated with the June 2021 Offering have been exercised.

As of March 31, 2022, the Company had 4,781,840 shares and 298,865 shares of common stock reserved for issuance pursuant to the warrants and placement agent’s warrants, respectively, issued by the Company in the June 2021 Offering, at an exercise price of $1.00 per share and $1.375 per share, respectively.

December 2021 Offering of Common Stock

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

As of March 31, 2022, no warrants associated with the December 2021 Offering have been exercised.

As of March 31, 2022, the Company had 8,235,297 shares and 411,765 shares of common stock reserved for issuance pursuant to the warrants and placement agent’s warrants, respectively, issued by the Company in the December 2021 Offering, at an exercise price of $0.425 per share and $0.5313 per share, respectively.

Common Stock Purchase Agreement with Lincoln Park

In July 2020, the Company entered into a common stock purchase agreement (the “2020 Purchase Agreement”) with Lincoln Park which provides that, upon the terms and subject to the conditions and limitations in the 2020 Purchase Agreement,  Lincoln Park is committed to purchase up to an aggregate of $10.0 million of shares of the Company’s common stock at the Company’s request from time to time during a 24 month period that began in July 2020 and at prices based on the market price of the Company’s common stock at the time of each sale. Upon execution of the 2020 Purchase Agreement, the Company sold 328,516 shares of common stock at $3.04399 per share to Lincoln Park for gross proceeds of $1.0 million. During the year ended December 31, 2020, the Company sold an additional 300,000 shares of common stock to Lincoln Park for gross proceeds of approximately $0.5 million. In addition, in consideration for entering into the 2020 Purchase Agreement and concurrently with the execution of the 2020 Purchase Agreement, the Company issued 66,964 shares of its common stock to Lincoln Park. During the three months ended March 31, 2022 the Company did not sell any shares of common stock to Lincoln Park and approximately $8.5 million, or 1.6 million shares of common stock, remains available for sale under the 2020 Purchase Agreement, subject to limitations on the amount of securities the Company may sell under its effective registration statement on Form S-3 within any 12-month period.

Additional Common Stock Warrants

In 2016, Private Histogen issued warrants to purchase common stock as consideration for settlement of prior liability claims. The warrants for the purchase of up to 3,583 common shares at an exercise price of $23.08 per share expired on July 31, 2021.

In addition, at March 31, 2022, warrants to purchase 1,346 shares of common stock with an exercise price of $74.30 per share remain outstanding that were issued by Conatus in connection with obtaining financing in 2016. These warrants expire on July 3, 2023.

Cash Flow Summary for the three months ended March 31, 2022 and 2021

The following table shows a summary of our cash flows for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Net cash provided by (used in)
Operating activities	$(345)	$(3,612)
Investing activities	(15)	—
Financing activities	(477)	18,592
Net increase (decrease) in cash, cash equivalents and restricted cash	$(837)	$14,980

Operating activities

Net cash used in operating activities was $0.3 million for the three months ended March 31, 2022, resulting from our net loss of $0.7 million, which included total non-cash charges of $0.2 million related to stock-based compensation, depreciation and amortization, and a Tax credit adjustment, coupled with a $0.2 million change in our operating assets and liabilities.

Net cash used in operating activities was $3.6 million for the three months ended March 31, 2021, resulting from our net loss of $4.3 million, which included non-cash charges of $0.2 million related to stock-based compensation, and a $0.5 million change in our operating assets and liabilities.

Investing activities

Net cash used by investing activities was $15 thousand for the three months ended March 31, 2022, which was related to the purchase of property and equipment.

Net cash provided by investing activities was zero for the three months ended March 31, 2021.

Financing activities

Net cash used by financing activities was $0.5 million for the three months ended March 31, 2022, primarily related to issuance costs resulting from the issuance and sale of our redeemable convertible preferred stock in a private placement offering.

Net cash provided by financing activities was $18.6 million for the three months ended March 31, 2021, resulting primarily from the sales of our common stock in an S-1 offering coupled with the exercise of warrants issued in connection with the offering.

Funding Requirements

We believe our existing cash and cash equivalents will be sufficient to meet our anticipated cash requirements into the third quarter of 2023. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Additionally, the process of testing product candidates in clinical trials is costly, and the timing of progress, potential dose expansions beyond our planned study protocols based in part on our clinical progress, and expenses in these trials is uncertain.

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

Until such time, if ever, as we can generate substantial product revenues to support our cost structure, we expect to finance our losses from operations and capital funding needs through a combination of equity offerings, debt financings, and other sources, including potentially collaborations, licenses and other similar arrangements. To the extent we raise additional capital through the sale of convertible debt or equity securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through collaborations, licenses and other similar arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us and/or may reduce the value of our common stock. If we are unable to raise additional funds through debt or equity financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market our product candidates even if we would otherwise prefer to develop and market such product candidates by ourselves. There can be no assurance that we will be able to obtain any sources of financing on acceptable terms, or at all.

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

We consider our critical accounting policies and estimates to be related to accrued research and development expenses and revenue recognition. There have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2022 from those disclosed in “Histogen’s Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies,” included in the 2021 Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

Contractual Obligations and Commitments

There have been no material changes during the three months ended March 31, 2022 to our contractual obligations disclosed in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2021 Annual Report on Form 10-K.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, with the participation of our Management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2022, the end of the period covered by this report. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2022.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

On or about February 17, 2022, two former employees, each of whom separately resigned and terminated their employment with Histogen, filed a complaint in the Superior Court of California, County of San Diego against us, our Board of Directors, our former Chief Executive Officer, as well as three individuals that are currently employed by the Company. Although the complaint lists the “Histogen Board of Directors, a business entity form unknown” as a defendant, the complaint does not specifically list the names of the board members. The plaintiffs allege whistleblower status, retaliation, discrimination, unfair business practices, wrongful termination, violation of civil rights, and other California state law claims. We have tendered the complaint to our liability insurer and engaged outside litigation counsel, as approved by our carrier, to defend Histogen, the Board of Directors and the individuals in this matter.  We object to the naming of each of the defendants in this matter and deny each of the plaintiffs’ claims.  The plaintiffs agreed to pre-arbitration mediation, which was conducted on May 4, 2022, as was required by the arbitration agreement executed by each of the plaintiffs. Considering that the parties did not resolve the matter through this mediation, the Company expects to petition the San Diego Superior Court for an order that the matter now be submitted to arbitration consistent with each of the plaintiff’s arbitration agreements. We believe that our defense costs, settlement monies, damages or any other awards would be covered by our liability insurance; provided, however, insurance may not cover all claims or could exceed our insurance coverage. We believe that there are substantial defenses to this lawsuit, and we intend to vigorously defend against each of these claims. While this litigation matter is in the early stages, we believe the action is without merit. Nonetheless, the ultimate outcome is unknown at this time.

On March 3, 2022, we filed a demand for arbitration (“Arbitration Demand”) with JAMS in the county of San Diego, against Amerimmune LLC (“Amerimmune”) seeking a declaratory judgment that Amerimmune has materially breached the Collaborative Agreement entered into by and between us and Amerimmune on October 26, 2020, and that Histogen is therefore entitled to terminate the Collaborative Agreement in accordance with its terms. We further brought the Arbitration Demand for breach of contract, seeking an award of specific performance requiring Amerimmune to comply with the terms of the Agreement, which provide that, in the event of termination for material breach, all rights and licenses granted to Amerimmune by us shall terminate, and Amerimmune shall cease any and all development, manufacture and commercialization activities under the Agreement, and any and all rights granted by us to Amerimmune revert to Histogen. In the event that specific performance is not awarded, we are pursuing in the alternative a cause of action for breach of contract, seeking an award of damages for such breach in an amount to be determined at hearing.  And finally, we are pursuing a claim for misappropriation of trade secrets, seeking an award of damages in an amount to be determined at hearing.

On March 8, 2022, Amerimmune provided written notice to exercise an option for additional license rights to develop additional products, provided, however, the Company has rejected Amerimmune’s election of the option and believes that Amerimmune no longer has such right to exercise the option based on, amongst other reasons, our belief that the Agreement has been terminated as set forth in our Arbitration Demand. On March 11, 2022, JAMS issued a Notice of Commencement of Arbitration letter, confirming the commencement of the arbitration as of that date.  During the Arbitration, we expect Amerimmune and us to continue to support planning of a Phase 2 trial of emricasan for the treatment of COVID-19. In the event that we are successful on our claims as set forth in our Arbitration Demand and the Agreement is terminated, we intend to develop emricasan for COVID-19 and other infectious and inflammatory diseases independently at our discretion.

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

•	We will need to increase the size of our organization and may not successfully manage our growth.
•	We are subject to recently enacted state laws in California that require gender and diversity quotas for boards of directors of public companies headquartered in California.

Risks Related to Our Business, Industry, and FDA Regulation

•	We are a clinical-stage development company, have a very limited operating history, are not currently profitable, do not expect to become profitable in the near future and may never become profitable.
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

RISK FACTORS

Investing in our securities involves a high degree of risk. You should carefully consider the following risks factors, together with all of the other information included or incorporated by reference in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The risks described below are material risks currently known, expected or reasonably foreseeable by us. However, the risks described below are not the only ones that we face. Additional risks not presently known to us or that we currently deem immaterial may also affect our business, operating results, prospects, or financial condition. If any of these risks actually materialize, our business, prospects, financial condition, and results of operations could be seriously harmed. This could cause the trading price of our common stock to decline, resulting in a loss of all or part of your investment.

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

We plan to seek stockholder approval at our annual meeting of stockholders of an amendment to our restated certificate of incorporation to effect a reverse stock split at a ratio of not less than 5-for-1 and not greater than 20-for-1, with the exact ratio to be set within that range at the discretion of our board of directors, as a potential measure to regain compliance with the Bid Price Rule. However, we cannot assure you that we will have the necessary quorum to hold a vote on the proposal or that we will have to take action to amend our bylaws to decrease the necessary quorum required to hold a vote on the proposal. Additionally, we must obtain a majority of the outstanding shares of common stock, on an as converted to common stock basis, to approve the proposal and therefore may not obtain the necessary votes to effect the reverse stock split. For a discussion of the risks related to the private placement transaction and its impact on the reverse stock split proposal, see the risk factor entitled “Our board of directors has issued, and may in the future issue, one or more series of preferred stock without stockholder approval with the effect of diluting existing stockholders and impairing their voting and other right.”

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

As of March 31, 2022, the Company has an accumulated deficit of $78.3 million and expects to incur operating losses and generate negative cash flows from operations for the foreseeable future. As of March 31, 2022, we had approximately $17.8 million in cash and cash equivalents. In addition, we have an agreement in place with Lincoln Park providing for the sale of up to $10.0 million of common stock, of which $8.5 million, or 1.6 million common shares, remained available to be sold, subject to limitations on the amount of securities the Company may sell under its effective registration statement on Form S-3 within any 12-month period. Based on our current business plan and related operating budget, management believes that existing cash and cash equivalents will be sufficient to fund our obligations into the third quarter of 2023.

We have not yet established ongoing sources of revenues sufficient to cover our ongoing operating costs and will need to continue efforts to raise additional capital to support our future operating activities, including progression of our development programs, preparation for commercialization, and other operating costs. Management’s plans with regard to these matters include entering into a combination of debt or additional equity financing arrangements, strategic partnerships, collaboration and licensing arrangements, or other similar arrangements. There can be no assurance that we will be able to obtain additional financing on terms acceptable to us, on a timely basis or at all.  In addition, changing circumstances may cause us to increase our spending significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may need to raise additional funds sooner than we anticipate if we choose to expand more rapidly than we presently anticipate.

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

We are subject to recently enacted state laws in California that require gender and diversity quotas for boards of directors of public companies headquartered in California.

In September 2018, California enacted Senator Bill 826 (“SB 826”), which generally requires public companies with principal executive offices in California to have at least two female directors on its board of directors if the company has at least five directors, and at least three female directors on its board of directors if the company has at least six directors.

Additionally, on September 30, 2020, California enacted Assembly Bill 979 (“AB 979”), which generally requires public companies with principal executive offices in California to include specified numbers of directors from “underrepresented communities”. A director from an “underrepresented community” means a director who self-identifies as Black, African American, Hispanic, Latino, Asian, Pacific Islander, Native American, Native Hawaiian, Alaska Native, gay, lesbian, bisexual or transgender. By December 31, 2021, each public company with principal executive offices in California was required to have at least one director from an underrepresented community. By December 31, 2022, a public company with more than four but fewer than nine directors will be required to have a minimum of two directors from underrepresented communities, and a public company with nine or more directors will need to have a minimum of three directors from underrepresented communities.

We cannot assure that we can recruit, attract and/or retain qualified members of the board and meet gender and diversity quotas as required by with SB 826 or AB 979, and our Board does not currently satisfy the quota required under SB 826. A failure to comply with either SB 826 or AB 979 could result in fines from the California Secretary of State, with a $100,000 fine for the first violation and a $300,000 fine for each subsequent violation of either law, and our reputation may be adversely affected.

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

Our operations to date have been limited to organizing, staffing, and financing our company, applying for patent rights, manufacturing on a clinical scale, undertaking clinical trials of our product candidates, and engaging in research and development. As a result, we have limited historical operations upon which to evaluate our business and prospects and have not yet demonstrated an ability to obtain marketing approval for any of our product candidates or successfully overcome the risks and uncertainties frequently encountered by companies in the biopharmaceutical industry. We also have generated limited revenues from licensing agreements or product sales to date and continue to incur significant research and development and other expenses. As a result, we have not been profitable and have incurred significant operating losses in every reporting period since our inception, except for the year ended December 31, 2017. For the three months ended March 31, 2022 and for the years ended December 31, 2021 and 2020, we reported net losses of $0.7 million, $15.0 million, and $18.8 million, respectively, and had an accumulated deficit of $78.3 million as of March 31, 2022.

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

We have three product candidates currently in development, HST-003 for the treatment of articular cartilage defects in the knee, HST-004 for the treatment of spinal disc repair, and emricasan, in collaboration with Amerimmune, for the treatment of COVID-19. We have spent significant time, money, and effort on the development of our product candidates, HST-003, HST-004, emricasan, and other pre-clinical assets. To date, no pivotal clinical trials designed to provide clinically and statistically significant proof of efficacy, or to provide sufficient evidence of safety to justify approval, have been completed with any of our product candidates. Success in preclinical studies and early clinical trials does not ensure that later clinical trials will generate adequate data to demonstrate the efficacy and safety of a therapeutic candidate.

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

On January 19, 2022, we provided a notice of material breach in connection with Amerimmune’s non-performance under the Collaborative Agreement and, on March 3, 2022, we filed the Arbitration Demand. On March 11, 2022, JAMS issued a Notice of Commencement of Arbitration letter, confirming the commencement of the arbitration as of that date. During the arbitration, both Amerimmune and us continue to support planning of a Phase 2 trial of emricasan for the treatment of COVID-19. As part of our Arbitration Demand, we are seeking a declaratory judgment that Amerimmune has materially breached the Collaborative Agreement, and we are therefore entitled to terminate the Collaborative Agreement. In the event of termination for material breach, all rights and licenses granted to Amerimmune by us shall terminate, and any and all rights granted by us to Amerimmune revert to Histogen.  If we are successful, we would regain full rights to emricasan and other caspase modulators, including CTS-2090 and CTS-2096. In that case, we intend to develop emricasan for COVID-19 and other infectious and inflammatory diseases independently at our discretion. In the event that a declaratory judgment to terminate the Collaborative Agreement is not awarded, we are also pursuing in the alternative a cause of action for breach of contract, seeking an award of damages for such breach.

On March 8, 2022, Amerimmune provided written notice to exercise an option for additional license rights to develop additional products, provided, however, the Company has rejected Amerimmune’s election of the option and believes that Amerimmune no longer has such right to exercise the option based on, amongst other reasons, our belief that the Agreement has been terminated as set forth in our Arbitration Demand.

There can be no assurances that the Arbitration Demand will result in our favor. We may not receive a declaratory award to terminate the Collaborative Agreement.  Amerimmune may be successful in exercising the option under the Agreement providing for additional licenses to commercialize additional products in various fields pursuant to the terms of the Agreement . If the Collaborative

Agreement is not terminated, we will likely continue to jointly develop emricasan pursuant to the terms of the Collaborative Agreement; provided, however, the arbitrator may decide alternative outcomes such as Amerimmune having the ability to commercialize emricasan on its own or other outcomes that are undeterminable at this time, but, ultimately, have a material adverse impact on the Company and our future viability. We also may not be successful in receiving an award of damages in the Arbitration.

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

On or about February 17, 2022, two former employees, each of whom separately resigned and terminated their employment with Histogen, filed a complaint in the Superior Court of California, County of San Diego against us, our Board of Directors and certain other of our current and prior employees. The former non-executive employees of the Company have asserted causes of action for whistleblower status, retaliation, discrimination, unfair business practices, wrongful termination, violation of civil rights, and other California state law claims. The Company objects to the naming of each of the defendants in this matter and denies each of the plaintiffs’ claims. The plaintiffs agreed to pre-arbitration mediation, which was conducted on May 4, 2022, as was required by the arbitration agreement executed by each of the plaintiffs. Considering that the parties did not resolve the matter through this mediation, the Company expects to petition the San Diego Superior Court for an order that the matter now be submitted to arbitration consistent with each of the plaintiff’s arbitration agreements. The Company believes that our defense costs, settlement monies, damages or any other awards would be covered by our liability insurance; provided, however, insurance may not cover all claims or could exceed our insurance coverage. The Company believes that there are substantial defenses to this lawsuit, and we intend to vigorously defend against each of these claims. While this litigation matter is in the early stages, the Company believes the action is without merit.

However, because of the uncertain nature of litigation, the outcome of these claims or any other such employment related actions and proceedings cannot be predicted with certainty and an unfavorable resolution of one or more of them could have a material adverse effect on our business, financial condition, results of operations, cash flows, reputation, brand identity and the trading price of our securities. Any such litigation, with or without merit, could also result in substantial expenditures of time and money, and divert attention of our management team from other tasks important to the success of our business.

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

To receive regulatory approval for the commercialization of our product candidates, HST-003, HST-004, and emricasan, being developed jointly with Amerimmune, for the treatment of COVID-19, and we are evaluating the use of emricasan for other infectious diseases, including for the treatment of MRSA, and our other preclinical product candidates, CTS-2090 and CTS-2096, or any other product candidates that we may develop, adequate and well-controlled clinical trials must be conducted to demonstrate safety and efficacy in humans to the satisfaction of the FDA and comparable foreign regulatory authorities. In order to support marketing approval, these agencies typically require successful results in one or more Phase 3 clinical trials, which our current product candidates have not yet reached and may never reach. In addition to the risks described above under “Clinical drug development involves uncertain outcomes, and results of earlier studies and trials may not be predictive of future trial results,” we may experience numerous unforeseen events during, or as a result of, the development process that could delay or prevent commercialization of our current or future product candidates, including the following:

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

In October 2020, we entered into a Collaborative Agreement with Amerimmune to jointly develop emricasan for the potential treatment of COVID-19. The FDA approved an investigational new drug application (IND) to initiate a Phase 1 study of emricasan in mild COVID-19 patients to assess safety and tolerability in 2020. Under the Collaborative Agreement, during the agreed upon research term, Amerimmune, at its own expense and in collaboration with us, is required to use commercially reasonable efforts to lead the development activities for emricasan, limited to the treatment of COVID-19. We believe that, for numerous reasons set forth in our arbitration demand, Amerimmune has failed to undertake commercially reasonable efforts towards the development of emricasan as required by the Collaborative Agreement. Therefore, we are currently seeking to terminate the Collaborative Agreement and have the rights to independently proceed with the development of emricasan for the treatment of COVID-19 and other infectious and inflammatory diseases at our discretion. At this time, we continue to operate under the terms of the existing Collaborative Agreement for the joint development of emricasan for the treatment of COVID-19.

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
•

reaching an agreement on acceptable terms with prospective contract research organizations (“CROs”), and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical trial sites;

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

We may seek additional capital through a combination of public and private equity offerings, debt financings, strategic partnerships and alliances and licensing arrangements. We have a purchase agreement in place with Lincoln Park to sell up to $10.0 million worth of shares of our common stock, from time to time, to Lincoln Park, under which approximately $8.5 million, or 1.6 million common shares, remains available for future sale as of March 31, 2022, subject to limitations on the amount of securities the Company may sell under its effective registration statement on Form S-3 within any 12-month period. Any sales under the Lincoln Park arrangement, and to the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our stockholders will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of our stockholders. The incurrence of indebtedness would result in increased fixed payment obligations and could involve certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we raise additional funds through strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or product candidate, or grant licenses on terms unfavorable to us.

Our board of directors has issued, and may in the future issue one or more series of preferred stock without stockholder approval with the effect of diluting existing stockholders and impairing their voting and other rights.

Our amended and restated certificate of incorporation authorizes the issuance of up to 10,000,000 shares of “blank check” preferred stock, with designations, rights and preferences as may be determined from time to time by our board of directors. Our board of directors is empowered, without stockholder approval, to issue one or more series of preferred stock with dividend, liquidation, conversion, supermajority voting, redemption or other rights which could dilute the interest of, or impair the voting power of, our common stockholders.

As further described in Part I, Item 1, Notes to the Condensed Consolidated Financial Statements (Note 6), in March 2022, we entered into a securities purchase agreement with certain investors, pursuant to which we issued and sold 2,500 shares of our newly designated Series A Convertible Redeemable Preferred Stock and 2,500 shares of our newly designated Series B Convertible Redeemable Preferred Stock (collectively the Preferred Stock) in a private placement transaction. The Preferred Stock is convertible, upon the occurrence of certain events, into an aggregate of 5,000,000 shares of our common stock (subject to adjustments for certain transactions), which if and when issued upon conversion will dilute the existing holders of our common stock. In addition, pursuant to a registration rights agreement with the investors, we agreed to file with the SEC a resale registration statement covering all shares of common stock issuable upon conversion of the Preferred Stock that remain outstanding and have not previously been redeemed by us, which means that such shares would become eligible for resale in the public markets following the expiration of any applicable transfer restrictions. Any sale of such shares, or the anticipation of the possibility of such sales, could create downward pressure on the market price of our common stock.

Further, the shares of Preferred Stock have no voting rights, except that they only have the right to vote, with the holders of common stock, as a single class on a proposal to approve an amendment to our certificate of incorporation to effect a reverse stock split of our issued and outstanding common stock within a range, to be determined by our board of directors and set forth in such proposal. The Series A Preferred Stock and the Series B Preferred Stock permit the holder to cast 3,776 and 30,000 votes, respectively, per share of such Preferred Stock on the reverse stock split proposal. The holders of the Series A Preferred Stock agreed to vote their shares in favor of the reverse stock split proposal and the holders of the Series B Preferred Stock agreed to vote their shares on such proposal in the same proportions as the shares of common stock and Series A Preferred Stock are voted on such proposal. The holders of Preferred Stock will therefore have a substantial number of votes in excess of the amount of shares of common stock underlying its shares of Preferred Stock on the reverse stock split proposal. Accordingly, the interests of the holders of Preferred Stock may differ from those of the holders of our common stock with respect to the approval of the reverse stock split proposal.

Moreover, we have not received any proceeds from the sale of the Preferred Stock and may never receive any proceeds, since the proceeds of the private placement are held in an escrow account until the expiration of the redemption period and are subject to the earlier payment to redeeming holders of Preferred Stock. Holders of the Preferred Stock may require us to redeem all or part of the Preferred Stock at a redemption price equal to 105% of the stated value plus an amount equal to accumulated but unpaid dividends from the earlier of (i) receipt of stockholder approval of the reverse stock split or (ii) 90 days following the original issue date until 120 days following the original issue date. In addition, until the earlier of (a) 120 days after the closing, (b) the effectiveness of the reverse stock split, and (c) the date that the Preferred Stock is no longer outstanding, we are generally prohibited from entering into any agreement to issue any shares of common stock or common stock equivalents, which limits our ability to pursue transactions until following the expiration of such restrictive period. These restrictions could adversely affect our ability to raise capital through the sale of our common stock or other common stock equivalents of ours at times and prices we believe appropriate.

This potential concentration of ownership, together with the voting rights, and redemptions rights granted to the holders of Preferred Stock as part of the transaction, may be perceived negatively by other investors and, as a result, may adversely affect the market price of our common stock.

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

Sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur could significantly reduce the market price of our common stock and impair our ability to raise adequate capital through the sale of additional equity securities. We are unable to predict the effect that such sales may have on the prevailing market price of our common stock. As of March 31, 2022, we have outstanding warrants to purchase an aggregate of approximately 23.7 million shares of our common stock, and options to purchase an aggregate of approximately 2.3 million shares of our common stock, which, if exercised, may further increase the number of shares of our common stock outstanding and the number of shares eligible for resale in the public market.

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

As of March 31, 2022, our executive officers, directors and greater than 5% stockholders, in the aggregate, own approximately 4.9% of our outstanding common stock. As a result, such persons, or their appointees to our board of directors, acting together, will be able to exert control or significantly influence over all matters submitted to our board of directors or stockholders for approval, including the appointment of our management, the election and removal of directors and approval of any significant transaction, as well as our management and business affairs. This concentration of ownership may have the effect of delaying, deferring, or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

In March 2022, Histogen Inc. (the “Company”) entered into a stock purchase agreement with certain accredited investors with respect to the private placement of (i) 2,500 shares of the Company’s Series A Redeemable Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”), and (ii) 2,500 shares of the Company’s Series B Redeemable Convertible Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock” and together with the Series A Preferred Stock, the “Preferred Stock”), in each case, at an offering price of $952.38 per share, representing a 5% original issue discount to the stated value of $1,000 per share of Preferred Stock, for gross proceeds from the Offerings of approximately $4.76 million, before the deduction of the placement agent’s fee and other offering expenses. The shares of Series A Preferred Stock has a stated value of $1,000 per share and are convertible, at a conversion price of $1.00 per share, into 2,500,000 shares of common stock. The shares of Series B Preferred Stock have a stated value of $1,000 per share and are convertible, at a conversion price of $1.00 per share, into 2,500,000 shares of common stock. The closing occurred on March 25, 2022.

The Company has agreed to file a resale registration statement by July 20, 2022 (“the Resale Registration Statement”) with the SEC covering all shares of Common Stock issuable upon conversion of the Preferred Stock that remains outstanding and has not previously been redeemed by the Company, and to cause the Resale Registration Statement to become effective by September 18, 2022 or, in the event of a full review of the Resale Registration Statement by the SEC, by October 18, 2022. H.C. Wainwright & Co., LLC acted as the placement agent for the Company in connection with the financing.

The shares and warrants were issued to the investors without registration under the Securities Act of 1933 based upon exemptions from registration provided under Section 4(2) of the Act and Regulation D promulgated thereunder. The issuances did not involve any public offering; no general solicitation or general advertising was used in connection with the offering.

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

3.2	Certificate of Amendment (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 27, 2020).
3.3	Certificate of Amendment (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 27, 2020).
3.4	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 27, 2020).
3.5	Bylaw Amendment (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 25, 2022).
3.6

Certificate of Designation of Preferences, Rights and Limitations of Series A Redeemable Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 25, 2022).

3.7

Certificate of Designation of Preferences, Rights and Limitations of Series B Redeemable Convertible Preferred Stock (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 25, 2022).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form10-Q filed with the Securities and Exchange Commission on August 13, 2020).
4.2	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 25, 2022).
10.1

Letter Agreement by and between the Company and Allergan Sales, LLC, dated March 18, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 22, 2022).

10.2

Form of Securities Purchase Agreement between Histogen Inc. and the investors therein, dated March 22, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 25, 2022).

10.3

Form of Registration Rights Agreement between Histogen Inc. and the investors therein, dated March 22, 2022 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 25, 2022).

10.4

Engagement Letter, dated March 1, 2022, between the Company and H.C. Wainwright & Co., LLC. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 25, 2022).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Histogen Inc.

Date: May 12, 2022	By:	/s/ Steven J. Mento, Ph.D.
Steven J. Mento, Ph.D.
Interim President, Chief Executive Officer, and Executive Director (Principal Executive Officer)

Date: May 12, 2022	By:	/s/ Susan A. Knudson
Susan A. Knudson Executive Vice President, Chief Financial Officer, Chief Compliance Officer & Corporate Secretary
(Principal Financial Officer)