Form 10-Q
period 2022-06-30
Histogen Inc.
filed 2022-08-11
CIK 1383701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022

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

As of August 9, 2022, the registrant had 2,497,450 shares of common stock, $0.0001 par value, outstanding.

Histogen Inc.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

HISTOGEN INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30, 2022	December 31, 2021
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$12,598	$18,685
Restricted cash	400	400
Accounts receivable, net	88	165
Prepaid and other current assets	1,941	2,359
Total current assets	15,027	21,609
Property and equipment, net	510	399
Right-of-use asset	4,816	4,432
Other assets	692	805
Total assets	$21,045	$27,245
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$534	$1,393
Accrued liabilities	372	791
Current portion of lease liabilities	212	127
Current portion of deferred revenue	19	19
Total current liabilities	1,137	2,330
Lease liabilities, non-current	4,504	4,617
Noncurrent portion of deferred revenue	89	98
Finance lease liability, non-current	9	14
Total liabilities	5,739	7,059
Commitments and contingencies (Note 8)
Stockholders' Equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at June 30, 2022 and December 31, 2021; no shares issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized at June 30, 2022 and December 31, 2021; 2,497,450 shares issued and outstanding at June 30, 2022 and December 31, 2021	5	5
Additional paid-in capital	98,037	98,839
Accumulated deficit	(81,713)	(77,652)
Total Histogen Inc. stockholders’ equity	16,329	21,192
Noncontrolling interest	(1,023)	(1,006)
Total equity	15,306	20,186
Total liabilities and stockholders’ equity	$21,045	$27,245

See accompanying notes to the unaudited condensed consolidated financial statements.

HISTOGEN INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Revenue
Product revenue	$—	$—	$—	$306
License revenue	5	5	3,760	17
Grant revenue	—	—	—	113
Total revenue	5	5	3,760	436
Operating expense
Cost of product revenue	—	—	—	220
Research and development	1,093	2,376	3,025	4,528
General and administrative	2,306	1,822	4,812	4,154
Total operating expense	3,399	4,198	7,837	8,902
Loss from operations	(3,394)	(4,193)	(4,077)	(8,466)
Other income (expense)
Interest expense, net	—	(2)	(1)	(7)
Other Income	—	475	—	475
Net loss	(3,394)	(3,720)	(4,078)	(7,998)
Loss attributable to noncontrolling interest	6	16	17	24
Deemed dividend - accretion of discount and redemption feature of redeemable convertible preferred stock	(488)	—	(488)	—
Net loss available to common stockholders	$(3,876)	$(3,704)	$(4,549)	$(7,974)
Net loss per share available to common stockholders, basic and diluted	$(1.55)	$(1.99)	$(1.82)	$(4.64)
Weighted-average number of common shares outstanding used to compute net loss per share, basic and diluted	2,497,450	1,859,770	2,497,450	1,719,925

See accompanying notes to the unaudited condensed consolidated financial statements.

HISTOGEN INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF

MEZZANINE AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Histogen Inc. Stockholders’ Equity	Noncontrolling	Total Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)	Interest	(Deficit)
Balance at December 31, 2021	—	$—	2,497,450	$5	$98,839	$(77,652)	$21,192	$(1,006)	$20,186
Issuance of common stock, net of issuance costs	—	—	—	—	(9)	—	(9)	—	(9)
Issuance of redeemable convertible preferred stock (mezzanine equity), net of issuance costs	5,000	4,296	—	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	165	—	165	—	165
Net loss	—	—	—	—	—	(673)	(673)	(11)	(684)
Balance at March 31, 2022	5,000	$4,296	2,497,450	$5	$98,995	$(78,325)	$20,675	$(1,017)	$19,658
Issuance of redeemable convertible preferred stock, net of issuance costs	—	—	—	—	(119)	—	(119)	—	(119)
Accretion of issuance costs, discount and redemption feature of redeemable convertible preferred stock	—	954	—	—	(954)	—	(954)	—	(954)
Redemption of redeemable convertible preferred stock	(5,000)	(5,250)	—	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	115	—	115	—	115
Net loss	—	—	—	—	—	(3,388)	(3,388)	(6)	(3,394)
Balance at June 30, 2022	—	$—	2,497,450	$5	$98,037	$(81,713)	$16,329	$(1,023)	$15,306

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Histogen Inc. Stockholders’ Equity	Noncontrolling	Total Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)	Interest	(Deficit)
Balance at December 31, 2020	—	$—	751,537	$1	$70,561	$(62,702)	$7,860	$(947)	$6,913
Issuance of common stock, net of issuance costs	—	—	700,000	2	11,953	—	11,955	—	11,955
Issuance of common stock for warrant exercises	—	—	335,685	1	6,831	—	6,832	—	6,832
Share-based compensation expense	—	—	—	—	209	—	209	—	209
Net loss	—	—	—	—	—	(4,270)	(4,270)	(8)	(4,278)
Balance at March 31, 2021	—	$—	1,787,222	$4	$89,554	$(66,972)	$22,586	$(955)	$21,631
Issuance of common stock, net of issuance costs	—	—	298,865	—	5,753	—	5,753	—	5,753
Issuance of common stock for warrant exercises	—	—	375	—	7	—	7	—	7
Share-based compensation expense	—	—	—	—	289	—	289	—	289
Net loss	—	—	—	—	—	(3,704)	(3,704)	(16)	(3,720)
Balance at June 30, 2021	—	$—	2,086,462	$4	$95,603	$(70,676)	$24,931	$(971)	$23,960

See accompanying notes to the unaudited condensed consolidated financial statements.

HISTOGEN INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net loss	$(4,078)	$(7,998)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	65	46
Stock-based compensation	280	499
Forgiveness of the Payroll Protection Program Loan	—	(467)
Changes in operating assets and liabilities:
Accounts receivable	77	26
Inventories	—	239
Prepaid expenses and other current assets	26	204
Other assets	113	—
Accounts payable	(868)	47
Accrued liabilities	(418)	(357)
Right-of-use asset and lease liabilities, net	19	(127)
Deferred revenue	(10)	(39)
Net cash used in operating activities	(4,794)	(7,927)
Cash flows from investing activities
Cash paid for property and equipment	(206)	(45)
Net cash provided by (used in) investing activities	(206)	(45)
Cash flows from financing activities
Proceeds from the issuance of common stock, net of issuance costs	—	17,708
Costs paid in connection with December 2021 financing	(9)	—
Repayment of finance lease obligations	(5)	(4)
Issuance costs for redeemable convertible preferred stock	(585)	—
Redemption payment for redeemable convertible preferred stock	(488)	—
Payment on financing of insurance premiums	—	(193)
Proceeds from the exercise of warrants	—	6,838
Net cash provided by (used in) financing activities	(1,087)	24,349
Net increase (decrease) in cash, cash equivalents and restricted cash	(6,087)	16,377
Cash, cash equivalents and restricted cash, beginning of period	19,085	6,773
Cash, cash equivalents and restricted cash, end of period	$12,998	$23,150
Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$12,598	$23,140
Restricted cash	400	10
Total cash, cash equivalents and restricted cash	$12,998	$23,150
Supplemental disclosure of cash flow information
Cash paid for interest	$1	$—
Noncash investing and financing activities
Issuance of redeemable convertible preferred stock, proceeds were held in escrow until redemption	$4,762	$—
Redemption payment of redeemable convertible preferred stock from escrow	$(4,762)	$—
Fair value of warrants issued to Placement Agent	$34	$497

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

Reverse Stock Split

On June 2, 2022, the Company’s Board of Directors approved a one-for-twenty reverse stock split of its then outstanding common stock (the “Reverse Stock Split”) with any fractional shares resulting from the Reserve Stock Split rounded down to the next whole share of common stock. The par value and the authorized shares of the common stock were not adjusted as a result of the Reverse Stock Split. All references to share and per share amounts for all periods presented in the condensed consolidated financial statements have been retrospectively restated to reflect this Reverse Stock Split. Additionally, all rights to receive shares of common stock under outstanding warrants, options, and restricted stock units (“RSUs”) were adjusted to give effect of the reverse stock split. Furthermore, remaining shares of common stock available for future issuance under share-based payment award plans and employee stock purchase plans were adjusted to give effect to the Reverse Stock Split.

Liquidity and Going Concern

The Company has incurred operating losses and negative cash flows from operations and had an accumulated deficit of $81.7 million as of June 30, 2022. The Company expects operating losses and negative cash flows from operations to continue for the foreseeable future. As of June 30, 2022, the Company had $12.6 million in cash and cash equivalents which excludes gross proceeds of approximately $5.0 million from a private placement financing closed in July 2022.

The Company has not yet established ongoing sources of revenues sufficient to cover its operating costs and will need to continue to raise additional capital to support its future operating activities, including progression of its development programs, preparation for potential commercialization, and other operating costs. Management’s plans with regard to these matters include entering into a combination of additional debt or equity financing arrangements, strategic partnerships, collaboration and licensing arrangements, or other similar arrangements. There can be no assurance that the Company will be able to obtain additional financing on terms acceptable to the Company, on a timely basis or at all. Based on the Company’s current operating plan, management believes that existing cash and cash equivalents, including net proceeds from a July 2022 financing, will be sufficient to fund the Company’s obligations for at least 12 months after these condensed consolidated financial statements are issued.

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

The Company acquired Centro De Investigacion de Medicina Regenerativa, S.A. de C.V. (“CIMRESA”), a company in Mexico, during 2018 to facilitate a potential clinical development program for HST-001, or hair stimulating complex (“HSC”). This is a wholly-owned subsidiary intended to pursue registration with the COFEPRIS (Mexico equivalent to Food and Drug Administration). CIMRESA had no operational or financial activity for the three and six months ended June 30, 2022 and 2021.

The Company holds a majority interest in Adaptive Biologix, Inc. (“AB”, formerly Histogen Oncology, LLC). AB was formed to develop and market applications for the treatment of cancer. The Company consolidates AB into its condensed consolidated financial statements.

Unaudited Interim Financial Information

The unaudited condensed consolidated financial statements for the three and six months ended June 30, 2022 and 2021 have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and GAAP. Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of Management, these unaudited interim condensed consolidated financial statements contain all adjustments necessary, all of which are of a normal and recurring nature, to present fairly the Company’s financial position, results of operations, and cash flows. Interim results are not necessarily indicative of results for a full year or future periods. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes thereto for the year ended December 31, 2021 included in the Annual Report on Form 10-K that the Company filed with the SEC on March 10, 2022.

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

Segment Reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker, the Interim President and Chief Executive Officer, in making decisions regarding resource allocation and assessing performance. The Company views its operations and manages its business as one operating segment.

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

Customer Risk

During the three months ended June 30, 2022 and 2021, one customer accounted for 100% of total revenues. During the six months ended June 30, 2022 and 2021, one customer accounted for 100% and 72% of total revenues, respectively.

COVID-19

The cumulative effect of the COVID-19 outbreak and associated disruptions have had, and may continue to have, an adverse impact on the Company’s business and its results of operations. The full impact of the COVID-19 outbreak continues to evolve as of the date these condensed consolidated financial statements were available to be issued and will depend on future developments that are highly uncertain and unpredictable, including efficacy and adoption of vaccines, future resurgences of the virus and its variants, the imposition of governmental lockdowns, and quarantine and physical distancing requirements. As such, it is uncertain as to the full magnitude that the pandemic will have on the Company’s financial condition, liquidity, and future results of operations.

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

Valuation of Long-Lived Assets

Long-lived assets to be held and used, including property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. As of June 30, 2022, the Company has not recognized any impairment to long-lived assets.

Forward Purchase Contract

In 2011, Private Histogen contracted for research services from EPS Global Research Pte. Ltd. (“EPS”) to conduct clinical trials and compile data from a study that took place in 2011 and 2013. The unpaid amount due for the services was approximately $0.3 million.

In 2017, Private Histogen and EPS entered into a Debt Settlement and Conversion Agreement (“Settlement Agreement”) whereby Private Histogen paid $50 thousand and issued EPS

717 shares of Series D convertible preferred stock. The Company was required to repurchase the shares at the greater of the remaining balance due of approximately $0.3 million and the market price of the shares at the time of repurchase, but in no event later than December 31, 2021. The Company had the sole option to repurchase the shares (which were converted from Series D convertible preferred stock into shares of common stock upon the Merger) at any time on or before December 31, 2021.

On December 16, 2021, the Company repurchased from EPS 717 shares of common stock in exchange for a cash payment of approximately $0.3 million. The repurchased shares were recorded as treasury stock and retired as of December 31, 2021. As of December 31, 2021, all amounts due to EPS under the Settlement Agreement have been paid.

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

Grant Awards

In March 2017, the National Science Foundation (“NSF”), a government agency, awarded the Company a research and development grant to develop a novel wound dressing for infection control and tissue regeneration. The Company has concluded this government grant is not within the scope of ASC 606, as government entities generally do not meet the definition of a “customer” as defined by ASC 606. Payments received under the grant are considered conditional, non-exchange contributions under the scope of ASC 958-605, Not-for-Profit Entities – Revenue Recognition, and are recorded as revenue in the period in which such conditions are satisfied. In reaching the determination that such payments should be recorded as revenue, management considered a number of factors, including whether the Company is a principal under the arrangement, and whether the arrangement is significant to, and part of, the Company’s ongoing operations. As of June 30, 2022, the Company had completed all obligations under the NSF development grant and, as such, no longer generates any revenues in connection with the research and development grant.

In September 2020, the Company was approved for a grant award from the U.S. Department of Defense (“DoD”) in the amount of approximately $2.0 million to partially fund the Company’s planned Phase 1/2 clinical trial of HST-003 for regeneration of cartilage in the knee. The Company applies International Accounting Standard (“IAS”) 20, Accounting for Government Grants and Disclosure of Government Assistance, by analogy as there is no existing authoritative guidance under GAAP. Under the terms of the award, the DoD will reimburse the Company for certain allowable costs. The period of performance for the grant award substantially expires in September 2025 and is subject to annual and quarterly reporting requirements. As the DoD grant is a cost-type (reimbursement) grant, the Company must incur program expenses in accordance with the Statement of Work and approved budget in order to be reimbursed by the DoD. The Company will recognize funding received from the grant award as a reduction of research and development expenses in the period in which qualifying expenses have been incurred, as the Company is reasonably assured that the expenses will be reimbursed and the funding is collectible. For the three and six months ended June 30, 2022, qualifying expenses totaling $0.1 million and $0.3 million have been incurred with a corresponding reduction of research and development expenses related to the award, respectively. As of June 30, 2022 and December 31, 2021, $0.1 million and $0.2 million, respectively, was included in accounts receivable within the condensed consolidated balance sheets with respect to the award.

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred income taxes are recorded for temporary differences between condensed consolidated financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets and liabilities reflect the tax rates expected to be in effect for the years in which the differences are expected to reverse. No income tax expense or benefit was recorded for the three and six months ended June 30, 2022 and 2021, due to the full valuation allowance on the Company’s net deferred tax assets. A valuation allowance is provided if it is more likely than not that some or all the deferred tax assets will not be realized.

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

For both the three and six months ended June 30, 2022 and 2021, diluted net loss per share attributable to common stockholders is equal to the basic net loss per share attributable to common stockholders as common stock equivalent shares from stock options and warrants were anti-dilutive.

The following table sets forth outstanding potentially dilutive shares that have been excluded from the calculation of diluted net loss per share attributable to common stockholders because of their anti-dilutive effect (in common stock equivalents):

	June 30, 2022	June 30, 2021
Common stock options issued and outstanding	133,257	136,043
Warrants to purchase common stock	1,203,819	754,133
Total anti-dilutive shares	1,337,076	890,176

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

2. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Lab and manufacturing equipment	$937	$943
Office furniture and equipment	224	42
Software	48	48
Total	1,209	1,033
Less: accumulated depreciation and amortization	(699)	(634)
Property and equipment, net	$510	$399

Depreciation and amortization expense for the six months ended June 30, 2022 and 2021, were $65 thousand and $46 thousand, respectively.

3. Balance Sheet Details

Prepaid and other current assets consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Insurance	$1,144	$691
Tenant improvement reimbursement receivable	237	1,057
Prepaid rent	78	132
Pre-clinical and clinical related expenses	195	158
Prepaid materials	167	138
Other	120	183
Total	$1,941	$2,359

Other assets consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Insurance	$620	$732
Cell bank material	61	61
Other	11	12
Total	$692	$805

Accrued liabilities consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Current portion of finance lease liabilities	$9	$9
Accrued compensation	144	346
Clinical study related expenses	48	103
Legal fees	128	144
Other	43	189
Total	$372	$791

4. Revenues

The following is a summary description of the material revenue arrangements, including arrangements that generated revenues during the three and six months ended June 30, 2022 and 2021.

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

Revenue related to the Additional Supply of CCM to Allergan was deferred and was recognized at the point in time in which deliveries were completed. All deliveries of Additional Supply of CCM to Allergan have been completed as of March 31, 2021. As such, there is no revenue for the three and six months ended June 30, 2022. Revenue for the three and six months ended June 30, 2021 was zero and $0.3 million ($28 thousand of which was previously deferred).

Revenue of $0.2 million related to the Potential Future Improvements has been deferred and amortized ratably over the remaining 9-year life of the patent, for which $5 thousand and $10 thousand of previously deferred revenue was recognized in revenue during each of the three and six months ended June 30, 2022 and 2021, respectively.

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

2022 Allergan Letter Agreement

Pursuant to the 2017 Allergan Amendment, Histogen had the right to a potential milestone payment of $5.5 million if Allergan’s net sales of products containing the Company’s CCM skin care ingredient exceeds $60.0 million in any calendar year through December 31, 2027. In lieu of the potential milestone payment of $5.5 million, the Company entered into a letter agreement on March 18, 2022 (the “Letter Agreement”) with Allegan. In consideration for the execution of the Letter Agreement, Histogen received a one-time payment equal to $3.8 million (the “Final Payment”) in March 2022. In exchange, among other things, the Company agreed that the Final Payment represents a full and final satisfaction of all money due to the Company pursuant to the License Agreement. The Company evaluated the 2022 Allergan Letter Agreement under ASC 606 and concluded that the performance obligation has been satisfied and therefore used point in time recognition. The Company recognized $3.8 million of license revenue related to the Letter Agreement during the three and six months ended June 30, 2022. The Letter Agreement did not have an impact on the remaining performance obligation to share with Allergan any Potential Future Improvements to CCM identified through the Company’s research and development efforts.

Remaining Performance Obligation and Deferred Revenue

The remaining performance obligation is the Company’s obligation to share with Allergan any Potential Future Improvements to CCM identified through the Company’s research and development efforts. Deferred revenue recorded for the Potential Future Improvements was $0.1 million as of both June 30, 2022 and December 31, 2021. Deferred revenue is classified in current portion of deferred revenue liabilities when the Company’s obligations to supply CCM or provide research for Potential Future Improvements are expected to be satisfied within twelve months of the balance sheet date.

Grant Revenue

In March 2017, the National Science Foundation (NSF), a government agency, awarded the Company a research and development grant to develop a novel wound dressing for infection control and tissue regeneration. No grant revenue was recognized during 2022. For the three and six months ended June 30, 2021, grant revenue recognized was zero and $0.1 million, respectively. As of March 31, 2021, the Company has completed all obligations under the NSF development grant and no longer generates any revenues in connection with the research and development grant.

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

The Company has identified multiple promises to deliver goods and services, which include at the inception of the agreement: (i) a license to technology and patents, information, and know-how; (ii) supply of emricasan, and (iii) collaboration, including the Company’s participation in a Joint Development Committee and Joint Partnering Committee. At inception and through June 30, 2022, the Company has identified one performance obligation for all the deliverables under the Amerimmune Agreement since the delivered elements are either not capable of being distinct or are not distinct within the context of the contract. No upfront consideration was exchanged between the parties and any consideration received will be dependent on the successful execution of a qualifying strategic partnership, as defined, on the successful commercialization of emricasan, or upon a change in control of Amerimmune, as defined.  Although the Company will recognize revenue upon the occurrence of one of these events, no such events have occurred as of June 30, 2022.

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

On March 8, 2022, Amerimmune provided written notice to exercise an option for additional license rights to develop additional products however, the Company has rejected Amerimmune’s election of the option and believes that Amerimmune no longer has the right to exercise the option based on, among other reasons, the Company’s belief that the Collaborative Agreement is properly terminated as set forth in Histogen’s Arbitration Demand (refer to Note 8 for further information).

On April 14, 2022, Amerimmune filed its answer to the Company’s Demand for Arbitration, and also asserted five counterclaims for breach of contract, breach of the implied covenant of good faith and fair dealing, intentional interference with prospective economic relations, negligent interference with prospective economic relations, and declaratory relief that Amerimmune has the right to exclusive option. On April 21, 2022, the Company filed its answer to Amerimmune’s counterclaims. The parties are currently engaged in discovery, and the final hearing in the arbitration has been set for October 5-7, 2022.

On July 13, 2022, Amerimmune filed a complaint (the “Federal Complaint”) against the Company in the United States District Court for the Southern District of California. Amerimmune filed a two-count complaint seeking injunctive and declaratory relief relating to the purported exercise of the option as discussed above. On July 18, 2022, Amerimmune filed a second, separate complaint against the Company alleging the same facts and causes of action as the Federal Complaint, also seeking injunctive and declaratory relief relating to the purported exercise of the option, in the Superior Court for the County of San Diego (the “State Complaint”). The Company was served with the State Complaint on August 8, 2022, but has not yet been served with the Federal Complaint. The Company believes any claims related to the Collaborative Agreement are subject to the Arbitration proceeding and therefore, that both the Federal Complaint and the State Complaint were filed improperly and are subject to dismissal for this and additional reasons. Moreover, the Company denies the allegations set forth therein, and intends to vigorously defend against the litigations.

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

6. Redeemable Convertible Preferred Stock

The redeemable convertible preferred stock instruments were contingently redeemable preferred stock. Each series contained redemption features, limited voting rights, dividends, and conversion terms. The convertible preferred stock was presented on the condensed consolidated balance sheets as mezzanine equity as of March 31, 2022.  All shares of redeemable convertible preferred stock were fully redeemed and are no longer outstanding as of June 30, 2022.

March 2022 Offering

In March 2022, the Company completed a private placement offering (the “March 2022 Offering”) of (i) 2,500 shares of the Company’s Series A Redeemable Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”), and (ii) 2,500 shares of the Company’s Series B Redeemable Convertible Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock” and together with the Series A Preferred Stock, the “Preferred Stock”), in each case, at an offering price of $952.38 per share, representing a 5% original issue discount to the stated value of $1,000 per share of Preferred Stock, for gross proceeds from the Offerings of approximately $4.76 million, before the deduction of the placement agent’s fee and other offering expenses. The shares of Series A Preferred Stock had a stated value of $1,000 per share and were convertible, at a conversion price of $20.00 per share, into 125,000 shares of common stock. The shares of Series B Preferred Stock had a stated value of $1,000 per share and were convertible, at a conversion price of $20.00 per share, into 125,000 shares of common stock. The closing occurred on March 25, 2022. The proceeds of $4.76 million were held in escrow and were only permitted to be disbursed to the Company upon conversion of the Series A and Series B Preferred Stock. Since the redeemable convertible preferred stock could have been redeemed at the option of the holder, but was not mandatorily redeemable, the redeemable preferred stock was classified as mezzanine equity and initially recognized at fair value of $4.76 million as mezzanine equity on the accompanying balance sheets.

The March 2022 Offering generated gross proceeds of $4.76 million and the Company incurred cash-based placement agent fees and other offering expenses of approximately $0.6 million. The proceeds were held in escrow and were only permitted to be disbursed to the Company upon conversion of the Series A and Series B Preferred Stock.

The Company’s placement agent was issued compensatory warrants to purchase up to 7.0% of the aggregate number of shares of Preferred Stock sold in the offering (on an as-converted to common stock basis), resulting in common stock warrants to purchase up to 17,501 shares of common stock, with an exercise price of 125% of the offering price, or $25.00 per share, which are exercisable 6 months after issuance on or after September 25, 2022, and expire five and a half (5.5) years following the date of issuance on September 25, 2027.

The placement agent warrants, which are recorded as a component of stockholders’ equity, were valued at an aggregate of $34 thousand dollars using the Black Scholes option pricing model based upon the following assumptions: expected volatility of 78.90%, risk-free interest rate of 2.40%, expected dividend yield of 0%, and an expected term of 5.5 years.

As of June 30, 2022, the Company had 17,501 shares of common stock reserved for issuance pursuant to the placement agent’s warrants issued by the Company in the March 2022 Offering at an exercise price of $25.00 per share.

Voting Rights

The shares of Preferred Stock had no voting rights, except that they only have the right to vote, with the holders of common stock, as a single class on a proposal to approve an amendment to our certificate of incorporation to effect a reverse stock split of our issued and outstanding common stock within a range, to be determined by our board of directors and set forth in such proposal.

Each share of Series A Preferred Stock outstanding on April 14, 2022 (the “Record Date”) had a number of votes equal to the number of shares of Common Stock issuable upon conversion of such share (whether or not such shares are then convertible). Accordingly, as of the Record Date, each share of Series A Preferred Stock had 3,776 votes, which is determined by dividing $1,000, the stated value of one share of Series A Preferred Stock, by $0.2648, the NASDAQ Minimum Price as of the closing on March 25, 2022. The holders of the Series A Preferred Stock agreed to not transfer their shares of Series A Preferred Stock until after the Annual Meeting and to vote all shares of Series A Preferred Stock in favor of the Reverse Stock Split Proposal.

Each share of Series B Preferred Stock outstanding on the Record Date entitled the holder thereof to cast 30,000 votes on the Reverse Stock Split Proposal. The holders of the Series B Preferred Stock agreed to not transfer their shares of Series B Preferred Stock until after the Annual Meeting and to vote all shares of Series B Preferred Stock in the same proportion as the aggregate shares of Common Stock and Series A Preferred Stock are voted on the Reverse Stock Split Proposal. As an example, if 70% of the aggregate votes cast by Common Stock and Series A Preferred Stock voting on the Reverse Stock Split Proposal were voted in favor thereof and 30% of the aggregate votes cast by Common Stock and Series A Preferred Stock voting on the Reverse Stock Split Proposal were voted against such Proposal, then 70% of the votes entitled to be cast by Series B Preferred Stock would have been cast in favor of the proposal and 30% of such votes would have been cast against the proposal.

Dividends

The holders of the redeemable convertible preferred stock were entitled to receive dividends on shares of Preferred Stock equal (on an as-if-converted-to-Common-Stock basis, disregarding for such purpose any conversion limitations hereunder) to and in the same form as dividends actually paid on shares of the Common Stock when, as and if such dividends are paid on shares of the Common Stock. No other dividends were payable on shares of Preferred Stock.

Conversion Rights

Each share of Preferred Stock was convertible, at any time and from time to time from and after the Reverse Stock Split Date at the option of the Holder thereof, into that number of shares of Common Stock determined by dividing the stated value per share of preferred stock by the conversion price. The shares of Series A Preferred Stock had a stated value of $1,000 per share and were convertible, at a conversion price of $20.00 per share, into 125,000 shares of common stock. The shares of Series B Preferred Stock had a stated value of $1,000 per share and were convertible, at a conversion price of $20.00 per share, into 125,000 shares of common stock.

Redemption Rights

Each share of Preferred Stock was redeemable after (i) the earlier of (1) the receipt of authorized stockholder approval for the reverse stock split and (2) the date that was 90 days following the Original Issue Date of March 25, 2022, and (ii) before the date that was 120 days after the Original Issue Date or July 23, 2022 (the “Redemption Period”), each stockholder had the right to cause the Company to redeem all or part of such stockholder’s shares of Preferred Stock at a price per share equal to 105% of the stated value of $1,000 per share.

Between June 2, 2022, and June 29, 2022, at the request of the holders, the Company redeemed for cash proceeds totaling $5.25 million ($4.76 million payment from escrow and $488 thousand redemption payment by the Company), 2,500 outstanding shares of Series A Preferred Stock and 2,500 outstanding shares of Series B Preferred Stock based on the receipt of the Redemption Notices (the “Preferred Redemption”) at a price equal to 105% of the $1,000 stated value per share, which represented all outstanding shares of Preferred Stock. The approximately $1.0 million accretion of the Series A and Series B Preferred Stock to its redemption value was recorded as a reduction to additional paid-in capital.  The Company recognized a portion of the accretion as a deemed dividend related to the accretion of the discount and redemption feature of approximately $0.5 million upon redemption of Preferred Stock on the condensed consolidated statement of operations.

On June 30, 2022, the Company filed a Certificate of Elimination with respect to the Series A Preferred Stock and Series B Preferred Stock (the “Series A Certificate of Elimination and the Series B Certificate of Elimination”), which upon filing with the Secretary of State of the State of Delaware (“Delaware Secretary”), eliminated from all matters set forth in the Certificates of Designation of Series A and Series B Preferred Stock.

As of June 30, 2022, all shares of the Series A Preferred Stock and Series B Preferred Stock are no longer outstanding and the Company’s only remaining class of outstanding stock is its common stock, par value $0.0001 per share.

7. Stockholders’ Equity

Common Stock

January 2021 Offering of Common Stock

In January 2021, the Company completed an S-1 offering (the “January 2021 Offering”) of an aggregate of 580,000 shares of common stock, pre-funded warrants to purchase up to 120,000 shares of its common stock, and common stock warrants to purchase up to an aggregate of 700,000 shares of common stock. To the extent that an investor determines, at their sole discretion, that they would beneficially own in excess of the Beneficial Ownership Limitations (or as such investor may otherwise choose), in lieu of purchasing shares of Common Stock and Common Warrants, such investor could have elected to purchase Pre-Funded Warrants and Common Warrants at the Pre-Funded Purchase Price in lieu of the shares of Common Stock and Common Warrants in such a manner to result in the same aggregate purchase price being paid by such investor to the Company. The combined purchase price of one share of common stock and the accompanying common stock warrant was $20.00, and the combined purchase price of one pre-funded warrant and accompanying common stock warrant was $19.998. The common stock warrants are exercisable for five (5) years at an exercise price of $20.00 per share. The pre-funded warrants are immediately exercisable at an exercise price of $0.002 per share and may be exercised at any time until all of the pre-funded warrants are exercised in full. Placement agent warrants were issued to purchase up to 35,000 shares of common stock, are immediately exercisable for an exercise price of $25.00 per share, and are exercisable for five (5) years following the date of issuance. The Company received gross proceeds of $14.0 million and incurred placement agent’s fees and other offering expenses of approximately $1.9 million.

The warrants and placement agent warrants were valued at $7.2 million and $0.3 million, respectively, using the Black-Scholes option pricing model based on the following assumptions: expected volatility 80.08%, risk-free interest rate 0.38%, expected dividend yield 0%, and an expected term of 5.0 years.

As of June 30, 2022 a total of 336,060 warrants issued in the January 2021 Offering to purchase shares of common stock have been exercised and the Company issued 336,060 shares of its common stock. The Company received gross proceeds of approximately $6.8 million.

As of June 30, 2022, the Company had 387,565 shares and 11,375 shares of common stock reserved for issuance pursuant to the warrants and placement agent’s warrants, respectively, issued by the Company in the January 2021 Offering, at an exercise price of $20.00 per share and $25.00 per share, respectively.

June 2021 Offering of Common Stock

In June 2021, the Company completed a registered direct offering (the “June 2021 Offering”) of an aggregate of 298,865 shares of common stock, together with accompanying warrants to purchase up to an aggregate of 239,093 shares of common stock, at a public offering price of $22.00 per share. The accompanying warrants permit the investor to purchase additional shares equal to 80% of the number of shares of the Company’s common stock purchased by the investor. The warrants have an exercise price of $20.00 per share, are immediately exercisable, and expire five and a half (5.5) years following the date of issuance. In addition, the Company’s placement agent was issued compensatory warrants equal to 5.0%, or 14,946 shares, of the aggregate number of common stock sold in the offering, which are immediately exercisable for an exercise price of $27.50 and expire five (5) years following the date of issuance on June 7, 2026. The Company received gross proceeds of $6.6 million and incurred cash-based placement agent fees and other offering expenses of approximately $0.9 million.

The warrants and placement agent warrants were valued at $3.0 million and $0.2 million, respectively, using a Black-Scholes option pricing model with the following assumptions: expected volatility 81.44% and 80.15%, risk-free interest rate 0.88% and 0.77%, expected dividend yield 0% and 0%, and an expected term of 5.5 years or 5.0 years, respectively.

As of June 30, 2022, no warrants associated with the June 2021 Offering have been exercised.

As of June 30, 2022, the Company had 239,093 shares and 14,946 shares of common stock reserved for issuance pursuant to the warrants and placement agent’s warrants, respectively, issued by the Company in the June 2021 Offering, at an exercise price of $20.00 per share and $27.50 per share, respectively.

December 2021 Offering

In December 2021, the Company completed a registered direct offering (the “December 2021 Offering”) of an aggregate of 411,764 shares of common stock and 411,766 warrants to purchase up to 411,766 shares of common stock, at a public offering price of $8.50 per share. The accompanying warrants permit the investor to purchase additional shares equal to the same number of shares of the Company’s common stock purchased by the investor. The warrants have an exercise price of $8.50 per share, may be exercised any time on or after 6 months and one (1) day after the issuance date, and expire five and a half (5.5) years following the date of issuance. In addition, the Company’s placement agent was issued compensatory warrants equal to 5.0%, or 20,590 shares, of the aggregate number of shares of common stock sold in the offering, which are immediately exercisable for an exercise price of $10.626 and expire five and a half (5.5) years following the date of issuance on June 21, 2027. The Company received gross proceeds of $3.5 million and incurred cash-based placement agent fees and other offering expenses of approximately $0.5 million.

The placement agent warrants, which are recorded as a component of stockholders’ equity, were valued at an aggregate $0.1 million using the Black-Scholes option pricing model based on the following assumptions: expected volatility of 79.81%, risk-free interest rate of 1.21%, expected dividend yield of 0% and an expected term of 5.5 years.

As of June 30, 2022, no warrants associated with the December 2021 Offering have been exercised.

As of June 30, 2022, the Company had 411,766 shares and 20,590 shares of common stock reserved for issuance pursuant to the warrants and placement agent’s warrants, respectively, issued by the Company in the December 2021 Offering, at an exercise price of $8.50 per share and $10.626 per share, respectively.

Common Stock Purchase Agreement with Lincoln Park

In July 2020, the Company entered into a common stock purchase agreement (the “2020 Purchase Agreement”) with Lincoln Park which provided that, upon the terms and subject to the conditions and limitations in the 2020 Purchase Agreement,  Lincoln Park is committed to purchase up to an aggregate of $10.0 million of shares of the Company’s common stock at the Company’s request from time to time during a 24 month period that began in July 2020 and at prices based on the market price of the Company’s common stock at the time of each sale. Upon execution of the 2020 Purchase Agreement, the Company sold 16,425 shares of common stock at $60.88 per share to Lincoln Park for gross proceeds of $1.0 million. During the year ended December 31, 2020, the Company sold an additional 15,000 shares of common stock to Lincoln Park for gross proceeds of approximately $0.5 million. In addition, in consideration for entering into the 2020 Purchase Agreement and concurrently with the execution of the 2020 Purchase Agreement, the Company issued 3,348 shares of its common stock to Lincoln Park. During the three and six months ended June 30, 2022 the Company did not sell any shares of common stock to Lincoln Park.

The 2020 Purchase Agreement expired automatically pursuant to its term on August 1, 2022, and the Company did not sell any additional shares of common stock to Lincoln Park through the date of expiration of the 2020 Purchase Agreement.

Common Stock Warrants

In 2016, Private Histogen issued warrants to purchase common stock as consideration for settlement of prior liability claims. The warrants for the purchase of up to 180 common shares at an exercise price of $461.60 per share expired on July 31, 2021.

In addition, at June 30, 2022, warrants to purchase 68 shares of common stock with an exercise price of $1,486.00 per share remain outstanding that were issued by Conatus in connection with obtaining financing in 2016. These warrants expire on July 3, 2023.

See warrant discussion above in connection with the January 2021 Offering, the June 2021 Offering, and the December 2021 Offering.

Stock-Based Compensation

Equity Incentive Plans

On December 18, 2017, Private Histogen established the Histogen Inc. 2017 Stock Plan (the “2017 Plan”). Under the 2017 Plan, Private Histogen was authorized to issue a maximum aggregate of 41,861 shares of common stock with adjustments for unissued or forfeited shares under the predecessor plan (the Histogen Inc. 2007 Stock Plan). In April 2019, Private Histogen amended the 2017 Plan, which increased the number of common stock available for grants by 16,336 shares. The 2017 Plan permitted the issuance of incentive stock options (“ISOs”), non-statutory stock options (“NSOs”), and Stock Purchase Rights. NSOs could be granted to employees, directors, or consultants, while ISOs could be granted only to employees. Options granted vest over a maximum period of four years and expire ten years from the date of grant. In connection with the closing of the Merger, no further awards will be made under the 2017 Plan.

In May 2020, in connection with the closing of the Merger, the Company’s stockholders approved the Company’s 2020 Incentive Award Plan (the “2020 Plan”). The maximum number of shares of the Company’s common stock available for issuance under the 2020 Plan equals the sum of (a) 42,500 shares; (b) any shares of common stock of the Company which are subject to awards under the Conatus 2013 Equity Incentive Plan (the “Conatus 2013 Plan”) as of the effective date of the 2020 Plan which become available for issuance under the 2020 Plan after such date in accordance with its terms; and (c) an annual increase on the first day of each calendar year beginning with the January 1 of the calendar year following the effectiveness of the 2020 Plan and ending with the last January 1 during the initial ten-year term of the 2020 Plan, equal to the lesser of (i) five percent of the number of shares of the Company’s common stock outstanding (on an as-converted basis) on the final day of the immediately preceding calendar year, and (ii) such lesser number of shares of the Company’s common stock as determined by the Company’s board of directors.

Additionally, in connection with the closing of the Merger, no further awards will be made under the Conatus 2013 Plan. As of June 30, 2022, 4,896 fully vested options remain outstanding under the Conatus 2013 Plan with a weighted average exercise price of $858.05 per share.

The following summarizes the activity related to the Company’s stock options under the 2017 Plan and the 2020 Plan for the six months ended June 30, 2022:

	Options Outstanding	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	111,418	$37.62	6.78	$—
Granted	67,300	4.54
Cancelled / Forfeited	(50,357)	38.71
Outstanding at June 30, 2022	128,361	$19.84	7.29	$—
Vested and exercisable at June 30, 2022	34,412	$42.58	6.61	$—

Prior Chief Executive Officer Stock Options

On January 24, 2019, the Company issued 22,909 stock options to its then newly appointed Chief Executive Officer. In accordance with the original award agreement, 40% of the options would vest immediately upon an initial public offering or 45 days following a change in control, as defined in the award agreement, while the remaining 60% are subject to vesting, of which 25% vest on the first anniversary of the grant date and then ratably over the remaining 36 months.

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

On May 26, 2020, in connection with the closing of the Merger, 2,426 options of the Liquidity Option Shares became fully vested as the performance condition was achieved.

In November 2021, the Company’s then President and Chief Executive Officer voluntarily resigned. No further stock-based compensation expense related to the market-based options will be recognized. As of June 30, 2022, the vested option awards expired unexercised.

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

Valuation of Stock Option Awards

The following weighted-average assumptions were used to calculate the fair value of awards granted to employees, non-employees, and directors:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Expected volatility	79.5%	79.82%	79.0%	78.28%
Risk-free interest rate	2.96%	1.13%	2.14%	0.78%
Expected option life (in years)	5.84	6.08	6.02	6.08
Expected dividend yield	—%	—%	—%	—%

Restricted Stock Units

On November 8, 2021, the Company granted 23,423 restricted stock units to the Company’s Interim Chief Executive Officer, Chief Financial Officer, and Senior Vice President of Technical Operations. The fair value of the RSUs was $14.58 per share, which was the closing market price of the Company’s common stock on the date of grant. The RSUs vest in full upon the earlier of (1) 12 months following the grant date and (2) a change of control of the Company, as defined in the Company’s 2020 Plan, subject to continued service to the Company. In addition, the RSUs awarded to the Company’s Interim Chief Executive Officer are further accelerated in full upon the hiring of a permanent Chief Executive Officer. As of June 30, 2022, 18,279 restricted stock units remain outstanding.

The compensation cost that has been included in the accompanying condensed consolidated statements of operations for all stock-based compensation arrangements is detailed as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
General and administrative	$133	$148	$267	$327
Research and development	(19)	141	13	172
Total	$114	$289	$280	$499

As of June 30, 2022, total unrecognized compensation cost related to unvested options and RSUs was approximately $0.8 million which is expected to be recognized over a weighted-average period of 2.4 years.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance is as follows:

	As of June 30,
	2022	2021
Common stock warrants	1,203,819	754,133
Common stock options issued and outstanding	133,257	136,043
Common stock available for issuance under stock plans	90,560	10,571
Total	1,427,636	900,747

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

The terms of the lease agreement include seven months of rent abatement at lease commencement and a tenant improvement allowance of up to $2.2 million. The tenant improvements are required to be permanently affixed to the leased office and laboratory space and do not constitute leasehold improvements of the Company. During the construction period of the tenant improvements, the lease agreement requires the Company to relocate its operations to a similar Sycamore property whereby monthly rent is substantially reduced for the duration of the construction period. The lease is subject to additional variable charges for common area maintenance, insurance, taxes, and other operating costs. At lease commencement, the Company recognized a right-of-use asset and operating lease liability totaling approximately $4.5 million. The Company used a discount rate based on its estimated incremental borrowing rate to determine the right-of-use asset and operating lease liability amounts to be recognized. The Company determined its incremental borrowing rate based on the term and lease payments of the new operating lease and what it would normally pay to borrow, on a collateralized basis, over a similar term for an amount equal to the lease payments. Operating lease expense is recognized on a straight-line basis over the lease term. The terms of the lease required the Company to provide the landlord a security deposit of $0.3 million as collateral for a letter of credit issued to be held throughout the lease term. This security deposit is shown as restricted cash on the accompanying condensed consolidated balance sheets.

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

The Company leases certain office equipment that is classified as a finance lease. As of June 30, 2022, the weighted-average remaining term of the Company’s operating and finance lease was approximately 9.2 years and 2.0 years, respectively.

The Company recognizes right-of-use assets and lease liabilities at the lease commencement date based on the present value of future minimum lease payments over the lease term. The discount rate used to determine the present value of the lease payments is the rate implicit in the lease unless that rate cannot be readily determined, in which case, the Company utilizes its incremental borrowing rate in determining the present value of the future minimum lease payments. As of June 30, 2022, the weighted-average discount rate for the Company’s operating and finance lease was 12.2% and 10%, respectively.

The Company does not record leases with an initial term of 12 months or less on the condensed consolidated balance sheets. Expense for these short-term leases is recognized on a straight-line basis over the lease term. The Company has elected the practical expedient to combine lease and non-lease components into a single component for all classes of underlying assets.

At June 30, 2022, future minimum payments of lease liabilities were as follows (in thousands):

	Operating Lease	Finance Lease
2022 (Remaining 6 months)	$380	$5
2023	780	11
2024	803	4
2025	827	—
2026	853	—
Thereafter	4,330	—
Total minimum lease payments	7,973	20
Less: imputed interest	(3,257)	(2)
Total future minimum lease payments	4,716	18
Less: current obligations under leases	(212)	(9)
Noncurrent lease obligations	$4,504	$9

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

As consideration for the reacquisition of the Development Assets, Private Histogen compensated PUR with both equity and cash components, including 8,366 shares of Series D convertible preferred stock with a fair value of $1.75 million and a potential cash payout of up to $6.25 million (the “Cap Amount”). Private Histogen paid PUR $0.5 million in upfront cash, forgave approximately $22 thousand of accounts receivable owed by PUR to Private Histogen, and settled an outstanding payable of PUR of approximately $23 thousand owed to a third party. The Company is also obligated to make milestone and royalty payments, including (a) a $0.4 million payment upon the unconditional acceptance and approval of a New Drug Application or Pre-Market Approval Application by the FDA related to the Development Assets, (b) a $0.4 million commercialization milestone upon reaching gross sales (by the Company or licensee) of the $0.5 million of products incorporating the Development Assets, and (c) a five percent (5%) royalty on net revenues collected by Histogen from commercial sales (by the Company or licensee) of products incorporating the Development Assets. The aforementioned cash payments, along with any future milestone and royalty payments, are all applied against the Cap Amount. In accordance with authoritative guidance, amounts for the milestone and royalty payments will be recognized when it is probable that the related contingent liability has been incurred and the amount owed is reasonably estimated. No amounts for the milestone and royalty payments have been recorded during the three and six months ended June 30, 2022 and year ended December 31, 2021.

Litigation and Legal Matters

The Company is subject to claims and legal proceedings that arise in the ordinary course of business. Such matters are inherently uncertain, and there can be no guarantee that the outcome of any such matter will be decided favorably to the Company or that the resolution of any such matter will not have a material adverse effect upon the Company’s condensed consolidated financial statements. The Company accrues a liability for such matters when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. As of June 30, 2022, no accruals have been made and no liability recognized related to commitments and contingencies.

Employee Litigation

On or about February 17, 2022, two former employees, each of whom separately resigned and terminated their employment with Histogen, filed a complaint in the Superior Court of California, County of San Diego against the Company, the Company’s Board of

Directors, the Company’s former Chief Executive Officer, as well as three individuals that are currently employed by the Company. Although the complaint lists the “Histogen Board of Directors, a business entity form unknown” as a defendant, the complaint does not specifically list the names of the board members. The plaintiffs allege whistleblower status, retaliation, discrimination, unfair business practices, wrongful termination, violation of civil rights, and other California state law claims. The Company has tendered the complaint to its liability insurer and engaged outside litigation counsel, as approved by its carrier, to defend Histogen, the Board of Directors and the individuals in this matter. The Company objects to the naming of each of the defendants in this matter and denies each of the plaintiffs’ claims. The plaintiffs agreed to pre-arbitration mediation, which was conducted on May 4, 2022, as was required by the arbitration agreement executed by each of the plaintiffs. Considering that the parties did not resolve the matter through this mediation, the Company petitioned the San Diego Superior Court for an order that the matter be submitted to arbitration consistent with each of the plaintiff’s arbitration agreements. The hearing for the motion to compel arbitration is scheduled to be held on August 12, 2022. The Company believes that our defense costs, settlement monies, damages or any other awards would be covered by our liability insurance; provided, however, insurance may not cover all claims or could exceed our insurance coverage. The Company believes that there are substantial defenses to this lawsuit, and we intend to vigorously defend against each of these claims. While this litigation matter is in the early stages, the Company believes the action is without merit. Nonetheless, the ultimate outcome is unknown at this time.

Amerimmune Collaborative Development and Commercialization Agreement Arbitration

On March 3, 2022, the Company filed a demand for arbitration (“Arbitration Demand”) with JAMS in the county of San Diego, against Amerimmune LLC (“Amerimmune”) seeking a declaratory judgment that Amerimmune has materially breached the Collaborative Agreement entered into by and between the Company and Amerimmune on October 26, 2020, and that the Company is therefore entitled to terminate the Collaborative Agreement in accordance with its terms. The Company further brought the Arbitration Demand for breach of contract, seeking an award of specific performance requiring Amerimmune to comply with the terms of the Agreement, which provide that, in the event of termination for material breach, all rights and licenses granted to Amerimmune by the Company shall terminate, and Amerimmune shall cease any and all development, manufacture and commercialization activities under the Agreement, and any and all rights granted by the Company to Amerimmune revert to the Company. In the event that specific performance is not awarded, the Company is pursuing in the alternative a cause of action for breach of contract, seeking an award of damages for such breach in an amount to be determined at hearing. And finally, the Company is pursuing a claim for misappropriation of trade secrets, seeking an award of damages in an amount to be determined at hearing.

On March 8, 2022, Amerimmune provided written notice to exercise an option for additional license rights to develop additional products. The Company has rejected Amerimmune’s election of the option and believes that Amerimmune no longer has the right to exercise the option based on, among other reasons, the Company’s belief that the Collaborative Agreement is properly terminated as set forth in Histogen’s Arbitration Demand. On March 11, 2022, JAMS issued a Notice of Commencement of Arbitration letter, confirming the commencement of the arbitration as of that date.

On April 14, 2022, Amerimmune filed its answer to the Company’s Demand for Arbitration, and also asserted five counterclaims for breach of contract, breach of the implied covenant of good faith and fair dealing, intentional interference with prospective economic relations, negligent interference with prospective economic relations, and declaratory relief that Amerimmune has the right to exclusive option.  On April 21, 2022, the Company filed its answer to Amerimmune’s counterclaims.  The parties are currently engaged in discovery, and the final hearing in the arbitration has been set for October 5-7, 2022. In the event that the Company is successful on its claims as set forth in the Company’s Arbitration Demand and the Agreement is terminated, the Company intends to develop emricasan for COVID-19 and other infectious and inflammatory diseases independently at its discretion.

On July 13, 2022, Amerimmune filed a complaint (the “Federal Complaint”) against the Company in the United States District Court for the Southern District of California. Amerimmune filed a two-count complaint seeking injunctive and declaratory relief relating to the purported exercise of the option as discussed above. On July 18, 2022, Amerimmune filed a second, separate complaint against the Company alleging the same facts and causes of action as the Federal Complaint, also seeking injunctive and declaratory relief relating to the purported exercise of the option, in the Superior Court for the County of San Diego (the “State Complaint”). The Company was served with the State Complaint on August 8, 2022, but has not yet been served with the Federal Complaint. The Company believes any claims related to the Collaborative Agreement are subject to the Arbitration proceeding and therefore, that both the Federal Complaint and the State Complaint were filed improperly and are subject to dismissal for this and additional reasons. Moreover, the Company denies the allegations set forth therein, and intends to vigorously defend against the litigations.

There can be no assurances that the Arbitration will result in the Company’s favor and the ultimate outcome of this Arbitration is unknown at this time.

9. Related Parties

Lordship

Lordship, with its predecessor entities along with its principal owner, Jonathan Jackson, have invested and been affiliated with Private Histogen since 2010. As of June 30, 2022 and December 31, 2021, Lordship controlled approximately 4.7% of the Company’s outstanding voting shares and currently holds two Board of Director seats.

In November 2012, Private Histogen entered into a Strategic Relationship Success Fee Agreement with Lordship (the “Success Fee Agreement”). The Success Fee Agreement causes certain payments to be made from the Company to Lordship equal to 1% of certain product revenues and 10% of certain license and royalty revenues. The Success Fee Agreement also stipulates that, if the Company engages in a merger or sale of all or substantially all (defined as 90% or more) of its assets or equity to a third party, then the Company has the option to terminate the agreement by paying Lordship the fair market value of future payments with the minimum payment being at least equal to the most recent annual payments Lordship has received. The Success Fee Agreement was amended in January 2020, but continues to carry the same rights to certain payments. Histogen recognized $0 expense to Lordship for both the three months ended June 30, 2022 and 2021, and $375 thousand and $3 thousand for the six months ended June 30, 2022 and 2021, all of which is included in general and administrative expenses on the accompanying condensed consolidated statements of operations. As of June 30, 2022 and December 31, 2021, there was a balance of $11 thousand and $12 thousand, respectively, paid to Lordship included in other assets on the accompanying condensed consolidated balance sheet in connection with the deferral of revenue from the Allergan License Agreements.

10. Subsequent Events

July 2022 Offering

On July 12, 2022, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with a single healthcare-focused institutional investor for the sale by the Company of (i) a pre-funded warrant to purchase up to 1,774,309 shares of Common Stock (the “Pre-Funded Warrant”), (ii) a Series A warrant to purchase up to an aggregate of 1,774,309 shares of common stock (the “Series A Warrant”), and (iii) a Series B warrant to purchase up to an aggregate of 1,774,309 shares of common stock (the “Series B Warrant,” and together with the Pre-Funded Warrant and the Series A Warrant, the “Warrants”), in a private placement offering (the “Offering”). The combined purchase price of one Pre-Funded Warrant and accompanying Series A Warrant and accompanying Series B Warrant was $2.818.

Subject to certain ownership limitations, the Series A Warrant becomes exercisable immediately after the issuance date at an exercise price equal to $2.568 per share of common stock, subject to adjustments as provided under the terms of the Series A Warrant, and has a term of five and one half years from the issuance date. Subject to certain ownership limitations, the Series B Warrant will become exercisable immediately after the issuance date at an exercise price equal to $2.568 per share of common stock, subject to adjustments as provided under the terms of the Series B Warrant, and has a term of eighteen months from the issuance date. Subject to certain ownership limitations described in the Pre-Funded Warrant, the Pre-Funded Warrant is immediately exercisable and may be exercised at an exercise price of $0.0001 per share of common stock any time until all of the Pre-Funded Warrant is exercised in full.

The gross proceeds to the Company were approximately $5 million, before deducting the placement agent’s fees and other offering expenses, and excluding the proceeds, if any, from the exercise of the Series A Warrant, the Series B Warrant, and Pre-Funded Warrant.

Termination of Common Stock Purchase Agreement with Lincoln Park

On August 1, 2022, the 2020 Purchase Agreement with Lincoln Park expired. See Note 7, Stockholder’s Equity.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with (i) our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the period ended June 30, 2022 (this “Quarterly Report”). This information should also be read in conjunction with our audited historical consolidated financial statements which are included in our Form 10-K for the fiscal year ended December 31, 2021 (“Form 10-K”). References to the Company’s operating results prior to the Merger will refer to the operating results of Private Histogen. Except as otherwise indicated herein or as the context otherwise requires, references in this Quarterly Report on Form 10-Q to “Histogen” “the Company,” “we,” “us” and “our” refer to Histogen Inc., a Delaware corporation, on a post-Merger basis, and the term “Private Histogen” refers to the business of privately-held Histogen Inc. prior to completion of the Merger.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements, including statements regarding:

•

the sufficiency of our cash and cash equivalents and our ability to obtain funding for our operations, including funding necessary to complete further development and any commercialization of our product candidates;

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

Our proprietary hypoxia-generated growth factor technology is based on the discovery that growing fibroblast cells under simulated embryonic conditions induces them to become multipotent with stem cell-like properties. The environment created by our proprietary process mimics the conditions within the womb — very low oxygen and suspension culture. When incubated under these conditions, the fibroblast cells generate biological materials, growth factors and proteins, that have the potential to stimulate a person’s own stem cells to activate and replace/regenerate damaged cells and tissue. Our proprietary manufacturing process provides targeted solutions that harness the body’s inherent regenerative power across a broad range of therapeutic indications including joint cartilage regeneration and spinal disc repair.

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

Biologics Technology Platform

•

HST 003 is a human extracellular matrix, or hECM, intended for regenerating hyaline cartilage for the treatment of articular cartilage defects in the knee, with a novel, malleable scaffold that stimulates the body’s own stem cells. In September 2020, we were awarded a $2.0 million grant by the Peer Reviewed Orthopaedic Research Program (“PRORP”) of the U.S. Department of Defense (“DoD”) to partially fund a Phase 1/2 clinical trial of HST-003 for regeneration of cartilage in the knee. The U.S. Army Medical Research Acquisition Activity, 820 Chandler Street, Fort Detrick MD, 21702, is the awarding and administering acquisition office. The views expressed in this filing are ours and may not reflect the official policy or position of the Department of the Army, DoD, or the U.S. Government. In December 2020, we filed an investigational new drug application (“IND”) for the initiation of a Phase 1/2 clinical trial to evaluate the safety and efficacy of HST-003, implanted within microfracture interstices and the cartilage defect in the knee to regenerate hyaline cartilage in combination with a microfracture procedure. In January 2021, we announced that the FDA had notified the company that the IND for the planned Phase 1/2 clinical trial of HST-003 was placed on clinical hold. The hold was due to additional chemistry, manufacturing, and controls (“CMC”) information required for the FDA to complete their review.  Following the receipt of the written clinical hold letter on February 3, 2021, we submitted a complete response letter to the FDA on February 19, 2021. In March

2021, the FDA confirmed that Histogen had satisfactorily addressed all clinical hold questions and could proceed with initiation of the planned Phase 1/2 clinical trial of HST-003. In June 2021, we initiated the trial and to date have had significant challenges with patient recruitment due to the specific nature of the study inclusion criteria and the impact of COVID-19 on the elective surgery environment. We have added additional qualified clinical sites to help supplement recruitment. We are currently evaluating the overall feasibility of the ongoing HST-003 trial including, implementing protocol modifications and adding more sites and other study resources.  We expect to complete our feasibility evaluation in the fourth quarter of 2022.

•

HST 004 is a CCM solution intended to be administered through an intradiscal injection for spinal disc repair. Initial preclinical research has shown that the growth- and repair-factor enriched HST-004 stimulates stem cells from the spinal disc to proliferate and secrete aggrecan and collagen II, regenerate normal matrix and cell tissue structure, and restore disc height. HST-004 was also shown to both reduce inflammation and protease activity and upregulate aggrecan production in an ex vivo spinal disc model. In the second quarter of 2021, we initiated IND enabling activities for HST-004. However, due to pipeline program prioritization, the earliest we would anticipate filing an IND for HST-004 is the second half of 2023.

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

Independently, we are exploring the feasibility of testing emricasan in animal studies of other infectious diseases, initially focused on MRSA. We anticipate completing the feasibility assessment in the third quarter of 2022.

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

The cumulative effect the associated disruptions have had, and may continue to have, an adverse impact on the Company’s business, clinical trials, and its results of operations. The full impact of the COVID-19 outbreak continues to evolve as of the date of this Quarterly Report and will depend on future developments that are highly uncertain and unpredictable, including efficacy and adoption of vaccines, future resurgences of the virus and its variants, the imposition of governmental lockdowns, and quarantine and physical distancing requirements. Moreover, as a result of COVID-19, there is a general unease of conducting certain non-critical activities in medical centers. For example, our HST-003 study has been delayed due to COVID-19. As such, it is uncertain as to the full magnitude that the pandemic will have on the Company’s financial condition, ability to raise capital, liquidity, and future results of operations. Management is actively monitoring the impact of the COVID-19 pandemic on its clinical trials, financial condition, liquidity, operations, customers, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the response to curb its spread, the Company is not able to estimate the effects of the COVID-19 outbreak on its clinical trials, results of operations, financial condition, or liquidity. For example, global supply chain disruptions related to the COVID-19 pandemic and recent geopolitical events may contribute to manufacturing and supply delays. The Company expects that current arrangements will meet foreseeable needs for clinical trial materials or, generally, that alternative supply sources will be readily available. However, the Company may experience manufacturing and supply delays and disruptions in connection with production to meet our clinical supply requirements for clinical studies.

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

License Agreement

Allergan License and Supply Agreements

In July 2017, the Company and Allergan entered into a letter agreement to transfer Suneva Medical, Inc.’s Amended and Restated License and Supply Agreements (collectively the “Allergan Agreements”) to Allergan, which grants exclusive rights to commercialize our CCM skin care ingredient worldwide, excluding South Korea, China, and India, in exchange for royalty payments to us based on Allergan’s sales of product including the licensed ingredient. Through December 31, 2020, we entered into several amendments to the Allergan Agreements to, among other things, expand Allergan’s license rights, identify exclusive and non-exclusive fields of use, and clarify responsibilities related to regulatory filings. For these amendments to the Allergan Agreements, we have received cash payments of $19.5 million through June 30, 2022. The Allergan Agreements also include a potential future milestone payment of

$5.5 million if Allergan’s net sales of products containing our CCM skin care ingredient exceeds $60 million in any calendar year through December 31, 2027.

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

The Company identified multiple promises to deliver goods and services, which include at the inception of the agreement: (i) a license to technology and patents, information, and know-how; (ii) supply of emricasan and (iii) collaboration, including the Company’s participation in a Joint Development Committee and Joint Partnering Committee. At inception and through June 30, 2022, the Company identified one performance obligation for all the deliverables under the Amerimmune Agreement since the delivered elements are either not capable of being distinct or are not distinct within the context of the contract. No upfront consideration was exchanged between the parties and any consideration received will be dependent on the successful execution of a qualifying strategic partnership, as defined, on the successful commercialization of emricasan, or upon a change in control of Amerimmune, as defined.  Although the Company will recognize revenue upon the occurrence of one of these events, no such events have occurred as of June 30, 2022.

On January 19, 2022, we provided a notice of material breach in connection with Amerimmune’s non-performance under the Collaborative Agreement and, on March 3, 2022, we filed the Arbitration Demand. On March 8, 2022, Amerimmune provided written notice to exercise an option for additional license rights to develop additional products, provided, however, the Company has rejected Amerimmune’s election of the option and believes that Amerimmune no longer has the right to exercise the option based on, among other reasons, our belief that the Collaborative Agreement is properly terminated as set forth in our Arbitration Demand. On March 11, 2022, Judicial Arbitration and Mediation Services, Inc. (“JAMS”) issued a Notice of Commencement of Arbitration letter, confirming the commencement of the arbitration as of that date.

On April 14, 2022, Amerimmune filed its answer to Histogen’s Demand for Arbitration, and also asserted five counterclaims for breach of contract, breach of the implied covenant of good faith and fair dealing, intentional interference with prospective economic relations, negligent interference with prospective economic relations, and declaratory relief that Amerimmune has the right to exclusive option.  On April 21, 2022, Histogen filed its answer to Amerimmune’s counterclaims.  The parties are currently engaged in discovery, and the final hearing in the arbitration has been set for October 5-7, 2022.

On July 13, 2022, Amerimmune filed a complaint (the “Federal Complaint”) against the Company in the United States District Court for the Southern District of California. Amerimmune filed a two-count complaint seeking injunctive and declaratory relief relating to the purported exercise of the option as discussed above. On July 18, 2022, Amerimmune filed a second, separate complaint against the Company alleging the same facts and causes of action as the Federal Complaint, also seeking injunctive and declaratory relief relating to the purported exercise of the option, in the Superior Court for the County of San Diego (the “State Complaint”). The Company was served with the State Complaint on August 8, 2022, but has not yet been served with the Federal Complaint. The Company believes any claims related to the Collaborative Agreement are subject to the Arbitration proceeding and therefore, that both the Federal Complaint and the State Complaint were filed improperly and are subject to dismissal for this and additional reasons. Moreover, the Company denies the allegations set forth therein, and intends to vigorously defend against the litigations.

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

See also Part II, Item 1 “Legal Proceedings”.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Pre-clinical and clinical	$257	$688	$640	$1,405
Salaries and benefits	496	1,217	1,432	2,361
Facilities and other costs	340	471	953	762
Total research and development expenses	$1,093	$2,376	$3,025	$4,528

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

Results of Operations

Comparison of three months ended June 30, 2022

The following table summarizes our results of operations for the three months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,
	2022	2021	Change
Revenues
License revenue	$5	$5	$—
Total revenues	5	5	—
Operating expenses
Research and development	1,093	2,376	(1,283)
General and administrative	2,306	1,822	484
Total operating expenses	3,399	4,198	(799)
Loss from operations	(3,394)	(4,193)	799
Total other income (expense), net	—	473	(473)
Net loss	$(3,394)	$(3,720)	$326

Revenues

For both the three months ended June 30, 2022 and 2021, no product revenue was recognized. As of June 30, 2022, all obligations of the Company related to the additional supply of CCM to Allergan under the Allergan Agreements have been completed.

For the three months ended June 30, 2022 and 2021, we recognized license revenue of $5 thousand, respectively, associated with the Allergan Agreement amendments.

Total Operating Expenses

Research and Development Expenses

Research and development expenses for the three months ended June 30, 2022 and 2021 were $1.1 million and $2.4 million, respectively. The decrease of $1.3 million was primarily due to decreases in development costs of our clinical and pre-clinical product candidates and personnel related expenses, partially offset by facility rent increases.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2022 and 2021 were $2.3 million and $1.8 million, respectively. The increase of $0.5 million was primarily due to increases in legal fees, outside services and rent increase, partially offset by reductions in personnel related expenses.

Results of Operations

Comparison of six months ended June 30, 2022 and 2021

The following table summarizes our results of operations for the six months ended June 30, 2022 and 2021 (in thousands):

	Six Months Ended June 30,
	2022	2021	Change
Revenues
Product revenue	$—	$306	$(306)
License revenue	3,760	17	3,743
Grant revenue	—	113	(113)
Total revenues	3,760	436	3,324
Operating expenses
Cost of product revenue	—	220	(220)
Research and development	3,025	4,528	(1,503)
General and administrative	4,812	4,154	658
Total operating expenses	7,837	8,902	(1,065)
Loss from operations	(4,077)	(8,466)	4,389
Total other income (expense), net	(1)	468	(469)
Net loss	$(4,078)	$(7,998)	$3,920

Revenues

For the six months ended June 30, 2022 and 2021, we recognized product revenues of $0 and $0.3 million, respectively. The revenue for the first six months of 2021 was related to the additional supply of CCM to Allergan. As of March 31, 2021, all obligations of the Company related to the additional supply of CCM to Allergan under the Allergan Agreements have been completed.

For the six months ended June 30, 2022 and 2021, we recognized license revenue of $3.8 million and $17 thousand, respectively. The increase in the current period is due to a one-time payment of $3.8 million received in March 2022 as consideration for execution of the Allergan Letter Agreement.

For the six months ended June 30, 2022 and 2021, we recognized grant revenue of $0 and $0.1 million, respectively. The related revenue is associated with a research and development grant awarded to the Company from the NSF. As of March 31, 2021, all work required by the Company under the grant has been completed.

Total Operating Expenses

Cost of Revenues

For the six months ended June 30, 2022 and 2021, we recognized $0 and $0.2 million, respectively, for cost of product sold to Allergan under the Allergan Agreements.

Research and Development Expenses

Research and development expenses for the six months ended June 30, 2022 and 2021 were $3.0 million and $4.5 million, respectively. The decrease of $1.5 million was primarily due to decreases in development costs of our clinical and pre-clinical product candidates and personnel related expenses, partially offset by facility rent increases.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2022 and 2021 were $4.8 million and $4.2 million, respectively. The increase of $0.6 million was primarily due to increases in royalty expenses and legal fees, offset by reductions in personnel related expenses.

Liquidity and Capital Resources

From inception through June 30, 2022, we had an accumulated deficit of $81.7 million and expect to incur operating losses and generate negative cash flows from operations for the foreseeable future. As of June 30, 2022, we had $12.6 million in cash and cash equivalents which excludes gross proceeds of approximately $5.0 million from a private placement financing closed in July 2022.

We have not yet established ongoing sources of revenues sufficient to cover our operating costs and will need to continue to raise additional capital to support our future operating activities, including progression of our development programs, preparation for potential commercialization, and other operating costs. Our plans with regard to these matters include entering into a combination of additional debt or equity financing arrangements, strategic partnerships, collaboration and licensing arrangements, or other similar arrangements. There can be no assurance that we will be able to obtain additional financing on terms acceptable to us, on a timely basis or at all. Based on the Company’s current operating plan, management believes that existing cash and cash equivalents, including net proceeds from a July 2022 financing, will be sufficient to fund the Company’s obligations for at least 12 months after these condensed consolidated financial statements are issued.

The condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

Redeemable Convertible Preferred Stock

March 2022 Offering of Preferred Stock

As described in Note 6 to the condensed consolidated financial statements, in March 2022, the Company completed a private placement offering (the “March 2022 Offering”) of Series A Preferred Stock and Series B Preferred Stock The proceeds of $4.76 million were held in escrow and were only permitted to be disbursed to the Company upon conversion of the Series A and Series B Preferred Stock.

Between June 2, 2022, and June 29, 2022, the Company redeemed for cash proceeds totaling $5,250,500, 2,500 outstanding shares of Series A Preferred Stock and 2,500 outstanding shares of Series B Preferred Stock based on the receipt of the Redemption Notices (the “Preferred Redemption”) at a price equal to 105% of the $1,000 stated value per share.

As of June 30, 2022, all shares of the Series A and B Preferred Stock are no longer outstanding and the Company’s only class of outstanding stock is its common stock. No proceeds will be received from the March 2022 Offering.

Common Stock

January 2021 Offering of Common Stock

In January 2021, the Company completed an S-1 offering (the “January 2021 Offering”) of an aggregate of 580,00 shares of common stock, pre-funded warrants to purchase up to 120,00 shares of its common stock, and common stock warrants to purchase up to an aggregate of 700,000 shares of common stock. To the extent that an investor determines, at their sole discretion, that they would beneficially own in excess of the Beneficial Ownership Limitations (or as such investor may otherwise choose), in lieu of purchasing shares of Common Stock and Common Warrants, such investor could have elected to purchase Pre-Funded Warrants and Common Warrants at the Pre-Funded Purchase Price in lieu of the shares of Common Stock and Common Warrants in such a manner to result in the same aggregate purchase price being paid by such investor to the Company. The combined purchase price of one share of common stock and the accompanying common stock warrant was $20.00, and the combined purchase price of one pre-funded warrant and accompanying common stock warrant was $19.998. The common stock warrants are exercisable for five (5) years at an exercise price of $20.00 per share. The pre-funded warrants are immediately exercisable at an exercise price of $0.002 per share and may be exercised at any time until all of the pre-funded warrants are exercised in full. Placement agent warrants were issued to purchase up to 35,000 shares of common stock, are immediately exercisable for an exercise price of $25.00, and are exercisable for five (5) years following the date of issuance. The Company received gross proceeds of $14.0 million and incurred placement agent’s fees and other offering expenses of approximately $1.9 million.

As of June 30, 2022, a total of 336,060 warrants issued in the January 2021 Offering to purchase shares of common stock have been exercised and the Company issued 336,060 shares of its common stock. The Company received gross proceeds of approximately $6.8 million.

As of June 30, 2022, the Company had 387,565 shares and 11,375 shares of common stock reserved for issuance pursuant to the warrants and placement agent’s warrants, respectively, issued by the Company in the January 2021 Offering, at an exercise price of $20.00 per share and $25.00 per share, respectively.

June 2021 Offering of Common Stock

In June 2021, the Company completed a registered direct offering (the “June 2021 Offering”) of an aggregate of 298,865 shares of common stock, together with accompanying warrants to purchase up to an aggregate of 239,093 shares of common stock, at a public offering price of $22.00 per share. The accompanying warrants permit the investor to purchase additional shares equal to 80% of the number of shares of the Company’s common stock purchased by the investor. The warrants have an exercise price of $20.00 per share, are immediately exercisable, and expire five and a half (5.5) years following the date of issuance. In addition, the Company’s placement agent was issued compensatory warrants equal to 5.0%, or 14,946 shares, of the aggregate number of common stock sold in the offering, which are immediately exercisable for an exercise price of $27.50 and expire five (5) years following the date of issuance on June 7, 2026. The Company received gross proceeds of $6.6 million and incurred cash-based placement agent fees and other offering expenses of approximately $0.9 million.

As of June 30, 2022, no warrants associated with the June 2021 Offering have been exercised.

As of June 30, 2022, the Company had 239,093 shares and 14,946 shares of common stock reserved for issuance pursuant to the warrants and placement agent’s warrants, respectively, issued by the Company in the June 2021 Offering, at an exercise price of $20.00 per share and $27.50 per share, respectively.

December 2021 Offering of Common Stock

In December 2021, the Company completed a registered direct offering (the “December 2021 Offering”) of an aggregate of 411,764 shares of common stock and 411,766 warrants to purchase up to 411,766 shares of common stock, at a public offering price of $8.50 per share. The accompanying warrants permit the investor to purchase additional shares equal to the same number of shares of the Company’s common stock purchased by the investor. The warrants have an exercise price of $8.50 per share, may be exercised any time on or after 6 months and one (1) day after the issuance date, and expire five and a half (5.5) years following the date of issuance. In addition, the Company’s placement agent was issued compensatory warrants equal to 5.0%, or 20,590 shares, of the aggregate number of shares of common stock sold in the offering, which are immediately exercisable for an exercise price of $10.626 and expire five and a half (5.5) years following the date of issuance on June 21, 2027. The Company received gross proceeds of $3.5 million and incurred cash-based placement agent fees and other offering expenses of approximately $0.5 million.

As of June 30, 2022, no warrants associated with the December 2021 Offering have been exercised.

As of June 30, 2022, the Company had 411,766 shares and 20,590 shares of common stock reserved for issuance pursuant to the warrants and placement agent’s warrants, respectively, issued by the Company in the December 2021 Offering, at an exercise price of $8.50 per share and $10.626 per share, respectively.

Additional Common Stock Warrants

In addition, at June 30, 2022, warrants to purchase 68 shares of common stock with an exercise price of $1,486.00 per share remain outstanding that were issued by Conatus in connection with obtaining financing in 2016. These warrants expire on July 3, 2023.

Cash Flow Summary for the six months ended June 30, 2022

The following table shows a summary of our cash flows for the six months ended June 30, 2022 (in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash provided by (used in)
Operating activities	$(4,794)	$(7,927)
Investing activities	(206)	(45)
Financing activities	(1,087)	24,349
Net increase (decrease) in cash, cash equivalents and restricted cash	$(6,087)	$16,377

Operating activities

Net cash used in operating activities was $4.8 million for the six months ended June 30, 2022, resulting from our net loss of $4.1 million, which included total non-cash charges of $0.3 million related to stock-based compensation, and depreciation and amortization, coupled with a $1.0 million change in our operating assets and liabilities.

Net cash used in operating activities was $7.9 million for the six months ended June 30, 2021, resulting from our net loss of $8.0 million, which included non-cash charges of $0.6 million related to stock-based compensation and PPP loan forgiveness of $0.5 million.

Investing activities

Net cash used by investing activities was $0.2 million for the six months ended June 30, 2022, which was related to the purchase of property and equipment.

Net cash used by investing activities was $45 thousand for the six months ended June 30, 2021, all of which was related to the purchase of property and equipment.

Financing activities

Net cash used by financing activities was $1.1 million for the six months ended June 30, 2022, primarily related to $0.6 million of issuance costs resulting from the issuance and sale of our redeemable convertible preferred stock in a private placement offering, and $0.5 million related to the redemption premium paid to repurchase the redeemable convertible preferred stock.

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

Funding Requirements

We are subject to a number of risks similar to those of clinical stage companies, including dependence on key individuals, uncertainty of product development and generation of revenues, dependence on outside sources of capital, risks associated with clinical trials of products, dependence on third-party collaborators for research operations, need for marketing authorization of products, risks associated with protection of intellectual property, and competition with larger, better-capitalized companies. We are closely monitoring ongoing developments in connection with the COVID-19 pandemic, which has resulted in disruptions to clinical trials and may negatively impact our ability to raise capital. To fully execute our business plan, we will need, among other things, to complete our research and development efforts and clinical and regulatory activities. These activities may take several years and will require significant operating and capital expenditures in the foreseeable future. We believe our existing cash and cash equivalents, including net proceeds from a July 2022 financing, will be sufficient to meet our anticipated cash requirements through December 31, 2023. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect.

Our future capital requirements will depend on many factors, including:

•

the type, number, scope, progress, expansions, results, costs, and timing of our preclinical studies and clinical trials of our product candidates which we are pursuing or may choose to pursue in the future;

•	the costs and timing of manufacturing for our product candidates, including commercial manufacturing if any product candidate is approved;
•	the costs, timing, and outcome of regulatory review of our product candidates;
•	the costs of obtaining, maintaining, and enforcing our patents and other intellectual property rights;
•	our efforts to enhance operational systems and hire additional personnel to satisfy our obligations as a public company, including enhanced internal controls over financial reporting;
•	the costs associated with hiring additional personnel and consultants as our preclinical and clinical activities increase;

•	the costs and timing of establishing or securing sales and marketing capabilities if any product candidate is approved;
•	our ability to achieve sufficient market acceptance, adequate coverage and reimbursement from third-party payors, and adequate market share and revenue for any approved products;
•	the terms and timing of establishing and maintaining collaborations, licenses, and other similar arrangements;
•	the impact of any natural disasters or public health crises, such as the COVID-19 pandemic, on our operations (including clinical trials and product candidate development); and
•	costs associated with any products or technologies that it may in-license or acquire.

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

We consider our critical accounting policies and estimates to be related to accrued research and development expenses and revenue recognition. There have been no material changes to our critical accounting policies and estimates during the six months ended June 30, 2022 from those disclosed in “Histogen’s Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies,” included in the 2021 Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

Contractual Obligations and Commitments

There have been no material changes during the six months ended June 30, 2022 to our contractual obligations disclosed in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2021 Annual Report on Form 10-K.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, with the participation of our Management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2022, the end of the period covered by this report. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2022.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

Employee Litigation

On or about February 17, 2022, two former employees, each of whom separately resigned and terminated their employment with Histogen, filed a complaint in the Superior Court of California, County of San Diego against us, our Board of Directors, our former Chief Executive Officer, as well as three individuals that are currently employed by the Company. Although the complaint lists the “Histogen Board of Directors, a business entity form unknown” as a defendant, the complaint does not specifically list the names of the board members. The plaintiffs allege whistleblower status, retaliation, discrimination, unfair business practices, wrongful termination, violation of civil rights, and other California state law claims. We have tendered the complaint to our liability insurer and engaged outside litigation counsel, as approved by our carrier, to defend Histogen, the Board of Directors and the individuals in this matter.  We object to the naming of each of the defendants in this matter and deny each of the plaintiffs’ claims.  The plaintiffs agreed to pre-arbitration mediation, which was conducted on May 4, 2022, as was required by the arbitration agreement executed by each of the plaintiffs. . Considering that the parties did not resolve the matter through this mediation, the Company petitioned the San Diego Superior Court for an order that the matter be submitted to arbitration consistent with each of the plaintiff’s arbitration agreements. The hearing for the motion to compel arbitration is scheduled to be held on August 12, 2022. We believe that our defense costs, settlement monies, damages or any other awards would be covered by our liability insurance; provided, however, insurance may not cover all claims or could exceed our insurance coverage. We believe that there are substantial defenses to this lawsuit, and we intend to vigorously defend against each of these claims. While this litigation matter is in the early stages, we believe the action is without merit. Nonetheless, the ultimate outcome is unknown at this time.

Amerimmune Collaborative Development and Commercialization Agreement Arbitration

On March 3, 2022, we filed a demand for arbitration (“Arbitration Demand”) with JAMS in the county of San Diego, against Amerimmune LLC (“Amerimmune”) seeking a declaratory judgment that Amerimmune has materially breached the Collaborative Agreement entered into by and between us and Amerimmune on October 26, 2020, and that the Company is therefore entitled to terminate the Collaborative Agreement in accordance with its terms. We further brought the Arbitration Demand for breach of contract, seeking an award of specific performance requiring Amerimmune to comply with the terms of the Agreement, which provide that, in the event of termination for material breach, all rights and licenses granted to Amerimmune by us shall terminate, and Amerimmune shall cease any and all development, manufacture and commercialization activities under the Agreement, and any and all rights granted by us to Amerimmune revert to the Company. In the event that specific performance is not awarded, we are pursuing in the alternative a cause of action for breach of contract, seeking an award of damages for such breach in an amount to be determined at hearing.  And finally, we are pursuing a claim for misappropriation of trade secrets, seeking an award of damages in an amount to be determined at hearing.

On March 8, 2022, Amerimmune provided written notice to exercise an option for additional license rights to develop additional products. However, the Company has rejected Amerimmune’s election of the option and believes that Amerimmune no longer has the right to exercise the option based on, among other reasons, our belief that the Collaborative Agreement is properly terminated as set forth in our Arbitration Demand. On March 11, 2022, JAMS issued a Notice of Commencement of Arbitration letter, confirming the commencement of the arbitration as of that date.

On April 14, 2022, Amerimmune filed its answer to the Company’s Demand for Arbitration, and also asserted five counterclaims for breach of contract, breach of the implied covenant of good faith and fair dealing, intentional interference with prospective economic relations, negligent interference with prospective economic relations, and declaratory relief that Amerimmune has the right to exclusive option.  On April 21, 2022, the Company filed its answer to Amerimmune’s counterclaims.  The parties are currently engaged in discovery, and the final hearing in the arbitration has been set for October 5-7, 2022.  The Company intends to vigorously defend against Amerimmune’s counterclaims.

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

On July 13, 2022, Amerimmune filed a complaint (the “Federal Complaint”) against the Company in the United States District Court for the Southern District of California. Amerimmune filed a two-count complaint seeking injunctive and declaratory relief relating to the purported exercise of the option as discussed above.  On July 18, 2022, Amerimmune filed a second, separate complaint against the Company alleging the same facts and causes of action as the Federal Complaint, also seeking injunctive and declaratory relief relating to the purported exercise of the option, in the Superior Court for the County of San Diego (the “State Complaint”). The Company was served with the State Complaint on August 8, 2022, but has not yet been served with the Federal Complaint.  The Company believes any claims related to the Collaborative Agreement are subject to the Arbitration proceeding and therefore, that both the Federal Complaint and the State Complaint were filed improperly and are subject to dismissal for this and additional reasons. Moreover, the Company denies the allegations set forth therein, and intends to vigorously defend against the litigations.

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

•

Our common stock may be delisted from Nasdaq if we fail to comply with Nasdaq’s continued listing requirements, which could lead to the delisting of our common stock from Nasdaq and our common stock trading, if at all, only on the over-the-counter market, or OTC market.

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

As of June 30, 2022, the Company has an accumulated deficit of $81.7 million and expects to incur operating losses and generate negative cash flows from operations for the foreseeable future. As of June 30, 2022, we had approximately $12.6 million in cash and cash equivalents which excludes gross proceeds of approximately $5.0 million from a private placement financing closed in July 2022. Based on our current business plan and related operating budget, management believes that existing cash and cash equivalents will be sufficient to fund our obligations through December 31, 2023.

We have not yet established ongoing sources of revenues sufficient to cover our ongoing operating costs and will need to continue efforts to raise additional capital to support our future operating activities, including progression of our development programs, preparation for commercialization, and other operating costs. Management’s plans with regard to these matters include entering into a combination of debt or additional equity financing arrangements, strategic partnerships, collaboration and licensing arrangements, or other similar arrangements. There can be no assurance that we will be able to obtain additional financing on terms acceptable to us, on a timely basis or at all.  In addition, changing circumstances may cause us to increase our spending significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may need to raise additional funds sooner than we anticipate if we choose to expand more rapidly than we presently anticipate. Based on the Company’s current operating plan, management believes that existing cash and cash equivalents, including net proceeds from a July 2022 financing, will be sufficient to fund the Company’s obligations for at least 12 months after these condensed consolidated financial statements are issued.

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

Our operations have required substantial amounts of cash since inception. To date, we have funded our operations primarily through the sale of our preferred and common stock. We are currently advancing two product candidates through clinical development, and have other product candidates in preclinical development, as well as early-stage research projects. Developing our product candidates is expensive, and we expect to continue to spend substantial amounts as we fund our early-stage research projects and continue to advance our programs through preclinical and clinical development. Even if we are successful in developing our product candidates, obtaining regulatory approvals and potentially launching and commercializing any product candidate will require substantial additional funding. Since we will be unable to generate sufficient, if any, cash flow to fund our operations for the foreseeable future, we will need to seek additional equity or debt financing to provide the capital required to maintain or expand our operations.

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

Our future capital requirements will depend on many factors, including, but not limited to:

•	the scope, rate of progress, results and cost of our clinical trials, preclinical studies and other related activities;
•	our ability to establish and maintain strategic licensing or other arrangements and the financial terms of such arrangements;
•	the timing of, and the costs involved in, obtaining regulatory approvals for any of our current or future product candidates;
•	the number and characteristics of the product candidates we seek to develop or commercialize;
•	the cost of manufacturing clinical supplies, and establishing commercial supplies, of our product candidates;
•	the cost of commercialization activities if any of our current or future product candidates are approved for sale, including marketing, sales and distribution costs;
•	the expenses needed to attract and retain skilled personnel;
•	the costs associated with being a public company;
•	the amount of revenue, if any, received from commercial sales of our product candidates, should any of our product candidates receive marketing approval;
•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing possible patent claims, including litigation costs and the outcome of any such litigation; and
•	the impact of any natural disasters or public health crises, such as the COVID-19 pandemic, including on our ability to conduct clinical trials and further product candidate development.

If we raise additional capital by issuing common stock, or any other equity securities or securities convertible into equity, the percentage ownership of our existing stockholders may be reduced, and accordingly these stockholders may experience substantial dilution. We may also issue equity securities that provide for rights, preferences and privileges senior to those of our common stock. Given our need for cash and that equity issuances are the most common type of fundraising for similarly situated companies, the risk of dilution is particularly significant for our stockholders.

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

Our common stock may be delisted from Nasdaq if we fail to comply with Nasdaq’s continued listing requirements, the failure of which could lead to the delisting of our common stock from Nasdaq and our common stock trading, if at all, only on the over-the-counter market, or OTC market.

We must continue to satisfy the Nasdaq Capital Market’s continued listing requirements, including, among other things, the corporate governance requirements, and the minimum closing bid price requirement. If we fail to satisfy the continued listing requirements of Nasdaq, which we have in the past. Nasdaq may take steps to delist our common stock. Such a delisting would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so.

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

On June 17, 2022, we received written notice from the Listing Qualifications Department of the Nasdaq Stock Market (“Nasdaq”) stating that the Company has regained compliance with the Nasdaq minimum bid price continued listing requirement by maintaining a minimum bid price for its common stock of at least $1.00 for the last ten (10) consecutive business days, from June 3 through June 16, 2022 and the matter is now closed. While we have regained compliance with the Nasdaq listing rules, if we fail in the future to comply with Nasdaq listing rules, it could lead to the delisting of our common stock from Nasdaq and our common stock trading, if at all, only on the over-the-counter market, or OTC market.

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

Our operations to date have been limited to organizing, staffing, and financing our company, applying for patent rights, manufacturing on a clinical scale, undertaking clinical trials of our product candidates, and engaging in research and development. As a result, we have limited historical operations upon which to evaluate our business and prospects and have not yet demonstrated an ability to obtain marketing approval for any of our product candidates or successfully overcome the risks and uncertainties frequently encountered by companies in the biopharmaceutical industry. We also have generated limited revenues from licensing agreements or product sales to date and continue to incur significant research and development and other expenses. As a result, we have not been profitable and have incurred significant operating losses in every reporting period since our inception, except for the year ended December 31, 2017. For the six months ended June 30, 2022 and for the years ended December 31, 2021 and 2020, we reported net losses of $4.1 million, $15.0 million, and $18.8 million, respectively, and had an accumulated deficit of $81.7 million as of June 30, 2022.

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

We currently have two product candidates in development, HST-003 for the treatment of articular cartilage defects in the knee and HST-004 for the treatment of spinal disc repair. To date, we have spent significant time, money, and effort on the development of our product candidates, HST-003, HST-004, emricasan, and other pre-clinical assets. To date, no pivotal clinical trials designed to provide clinically and statistically significant proof of efficacy, or to provide sufficient evidence of safety to justify approval, have been completed with any of our product candidates. Success in preclinical studies and early clinical trials does not ensure that later clinical trials will generate adequate data to demonstrate the efficacy and safety of a therapeutic candidate.

There is no guarantee that any future clinical trials will be started or completed in a timely fashion or succeed. Further, we have experienced delays in enrollment of patients in our clinical trials due to the COVID-19 pandemic, which could result in material delays and complications with respect to our research and development programs and clinical trials. Our ability ultimately to reach profitability is critically dependent on our future success in obtaining regulatory approval and/or commercialization for our product candidates. However, there can be no guarantee that any future clinical trials will be timely commenced, successful, or that regulators will approve our product candidates in a timely manner, or at all. None of our product candidates have been approved for marketing or are being marketed or commercialized at this time.

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

On January 19, 2022, we provided a notice of material breach in connection with Amerimmune’s non-performance under the Collaborative Agreement and, on March 3, 2022, we filed the Arbitration Demand. On March 11, 2022, JAMS issued a Notice of Commencement of Arbitration letter, confirming the commencement of the arbitration as of that date. As part of our Arbitration Demand, we are seeking a declaratory judgment that Amerimmune has materially breached the Collaborative Agreement, and we are therefore entitled to terminate the Collaborative Agreement. In the event of termination for material breach, all rights and licenses granted to Amerimmune by us shall terminate, and any and all rights granted by us to Amerimmune revert to the Company.  If we are successful, we expect that we would regain full rights to emricasan and other caspase modulators, including CTS-2090 and CTS-2096. In that case, we intend to develop emricasan for COVID-19 and other infectious and inflammatory diseases independently at our discretion. In the event that a declaratory judgment to terminate the Collaborative Agreement is not awarded, we are also pursuing in the alternative a cause of action for breach of contract, seeking an award of damages for such breach.

On March 8, 2022, Amerimmune provided written notice to exercise an option for additional license rights to develop additional products. However, the Company has rejected Amerimmune’s election of the option and believes that Amerimmune no longer has such right to exercise the option based on, amongst other reasons, our belief that the Agreement has been terminated as set forth in our Arbitration Demand. On April 14, 2022, Amerimmune filed its answer to the Company’s Demand for Arbitration, and also asserted five counterclaims for breach of contract, breach of the implied covenant of good faith and fair dealing, intentional interference with prospective economic relations, negligent interference with prospective economic relations, and declaratory relief that Amerimmune has the right to exclusive option.  On April 21, 2022, the Company filed its answer to Amerimmune’s counterclaims.  The parties are currently engaged in discovery, and the final hearing in the arbitration has been set for October 5-7, 2022.  The Company intends to vigorously defend against Amerimmune’s counterclaims.

On July 13, 2022, Amerimmune filed a complaint (the “Federal Complaint”) against the Company in the United States District Court for the Southern District of California. Amerimmune filed a two-count complaint seeking injunctive and declaratory relief relating to the purported exercise of the option as discussed above.  On July 18, 2022, Amerimmune filed a second, separate complaint against the Company alleging the same facts and causes of action as the Federal Complaint, also seeking injunctive and declaratory relief relating to the purported exercise of the option, in the Superior Court for the County of San Diego (the “State Complaint”). The Company was served with the State Complaint on August 8, 2022, but has not yet been served with the Federal Complaint.  The Company believes any claims related to the Collaborative Agreement are subject to the Arbitration proceeding and therefore, that both the Federal Complaint and the State Complaint were filed improperly and are subject to dismissal for this and additional reasons. Moreover, the Company denies the allegations set forth therein, and intends to vigorously defend against the litigations.

There can be no assurances that the Arbitration Demand or the related litigation matters will result in our favor. We may not receive a declaratory award to terminate the Collaborative Agreement. Amerimmune may be successful in exercising the option under the Agreement providing for additional licenses to commercialize additional products in various fields pursuant to the terms of the Agreement. If the Collaborative Agreement is not terminated, the arbitrator or judge may decide alternative outcomes such as Amerimmune having the ability to commercialize emricasan on its own or other outcomes that are undeterminable at this time, but, ultimately, have a material adverse impact on the Company and our future viability. We also may not be successful in receiving an award of damages in the Arbitration or related litigation matters.

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

On or about February 17, 2022, two former employees, each of whom separately resigned and terminated their employment with Histogen, filed a complaint in the Superior Court of California, County of San Diego against us, our Board of Directors and certain other of our current and prior employees. The former non-executive employees of the Company have asserted causes of action for whistleblower status, retaliation, discrimination, unfair business practices, wrongful termination, violation of civil rights, and other California state law claims. The Company objects to the naming of each of the defendants in this matter and denies each of the plaintiffs’ claims. The plaintiffs agreed to pre-arbitration mediation, which was conducted on May 4, 2022, as was required by the arbitration agreement executed by each of the plaintiffs. Considering that the parties did not resolve the matter through this mediation, the Company petitioned the San Diego Superior Court for an order that the matter be submitted to arbitration consistent with each of the plaintiff’s arbitration agreements. The hearing for the motion to compel arbitration is scheduled to be held on August 12, 2022.  The Company believes that our defense costs, settlement monies, damages or any other awards would be covered by our liability insurance; provided, however, insurance may not cover all claims or could exceed our insurance coverage. The Company believes that there are substantial defenses to this lawsuit, and we intend to vigorously defend against each of these claims. While this litigation matter is in the early stages, the Company believes the action is without merit.

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

To receive regulatory approval for the commercialization of our product candidates, HST-003, HST-004, emricasan, being developed jointly with Amerimmune for the treatment of COVID-19 and evaluated by us for other infectious diseases, including for the treatment of MRSA, and our other preclinical product candidates, CTS-2090 and CTS-2096, or any other product candidates that we may develop, adequate and well-controlled clinical trials must be conducted to demonstrate safety and efficacy in humans to the satisfaction of the FDA and comparable foreign regulatory authorities. In order to support marketing approval, these agencies typically require successful results in one or more Phase 3 clinical trials, which our current product candidates have not yet reached and may never reach. In addition to the risks described above under “Clinical drug development involves uncertain outcomes, and results of earlier studies and trials may not be predictive of future trial results,” we may experience numerous unforeseen events during, or as a result of, the development process that could delay or prevent commercialization of our current or future product candidates, including the following:

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

The process of manufacturing our product candidates is complex, highly regulated, and subject to several risks. For example, the process of manufacturing our product candidates is extremely susceptible to product loss due to contamination, equipment failure or improper installation or operation of equipment, or vendor or operator error. Even minor deviations from normal manufacturing processes for any of our product candidates could result in reduced production yields, product defects, and other supply disruptions. If microbial, viral, or other contaminations are discovered in our product candidates or in the manufacturing facilities in which our product candidates are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. In addition, the manufacturing facilities in which our product candidates are made could be adversely affected by equipment failures, labor shortages, natural disasters, public health crises, pandemics and epidemics, such as the ongoing COVID-19 pandemic, power failures and numerous other factors.

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

•	significant lawsuits, including patent or stockholder litigation;
•	inability to obtain additional funding;
•	failure to successfully develop and commercialize our product candidates;
•	changes in laws or regulations applicable to our product candidates;
•	inability to obtain adequate product supply for our product candidates, or the inability to do so at acceptable prices;
•	unanticipated serious safety concerns related to any of our product candidates;
•	adverse regulatory decisions;
•	introduction of new products or technologies by our competitors;
•	failure to meet or exceed drug development or financial projections we provide to the public;
•	failure to meet or exceed the estimates and projections of the investment community;
•	the perception of the biopharmaceutical industry by the public, legislatures, regulators and the investment community;
•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;
•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our licensed and owned technologies;
•	additions or departures of key scientific or management personnel;
•	changes in the market valuations of similar companies;
•	general economic and market conditions and overall fluctuations in the U.S. equity market;
•	public health crises, pandemics and epidemics, such as the ongoing COVID-19 pandemic;
•	sales of our common stock by us or our stockholders in the future; and
•	trading volume of our common stock.

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

Our board of directors has in the past issued and may in the future issue one or more series of preferred stock without stockholder approval with the effect of diluting existing stockholders and impairing their voting and other rights.

Our amended and restated certificate of incorporation authorizes the issuance of up to 10,000,000 shares of “blank check” preferred stock, with designations, rights and preferences as may be determined from time to time by our board of directors without stockholder approval. In March 2022, we entered into a securities purchase agreement with certain investors, pursuant to which we issued and sold 2,500 shares of our newly designated Series A Convertible Redeemable Preferred Stock and 2,500 shares of our newly designated Series B Convertible Redeemable Preferred Stock (collectively the Preferred Stock) in a private placement transaction. In June 2022, all shares of Preferred Stock were redeemed and no shares of Preferred Stock are currently outstanding. If our board of directors without stockholder approval, issues one or more additional series of preferred stock with dividend, liquidation, conversion, supermajority voting, redemption or other rights, it could dilute the interest of, or impair the voting power of, our common stockholders.

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

Sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur could significantly reduce the market price of our common stock and impair our ability to raise adequate capital through the sale of additional equity securities. We are unable to predict the effect that such sales may have on the prevailing market price of our common stock. As of June 30, 2022, we have outstanding warrants to purchase an aggregate of approximately 1.2 million shares of our common stock, and options to purchase an aggregate of approximately 133 thousand shares of our common stock, which, if exercised, may further increase the number of shares of our common stock outstanding and the number of shares eligible for resale in the public market.

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

As of June 30, 2022, our executive officers, directors and greater than 5% stockholders, in the aggregate, own approximately 4.7% of our outstanding common stock. As a result, such persons, or their appointees to our board of directors, acting together, will be able to exert control or significantly influence over all matters submitted to our board of directors or stockholders for approval, including the appointment of our management, the election and removal of directors and approval of any significant transaction, as well as our management and business affairs. This concentration of ownership may have the effect of delaying, deferring, or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

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

3.2	Certificate of Amendment (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 27, 2020).
3.3	Certificate of Amendment (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 27, 2020).
3.4	Certificate of Amendment, filed June 1, 2022 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 2, 2022).
3.5	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 27, 2020).
3.6	Bylaw Amendment (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 25, 2022).
3.7

Certificate of Designation of Preferences, Rights and Limitations of Series A Redeemable Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 25, 2022).

3.8

Certificate of Designation of Preferences, Rights and Limitations of Series B Redeemable Convertible Preferred Stock (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 25, 2022).

3.9

Certificate of Elimination relating to the Certificate of Designations of Preferences, Rights and Limitations of Series A Redeemable Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 30, 2022).

3.10

Certificate of Elimination relating to the Certificate of Designations of Preferences, Rights and Limitations of Series B Redeemable Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 30, 2022).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form10-Q filed with the Securities and Exchange Commission on August 13, 2020).
4.2	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 12, 2022).
4.3

Form of Series A Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 12, 2022).

4.4

Form of Series B Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 12, 2022).

4.5	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 12, 2022).
10.1	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 12, 2022).
10.2	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 12, 2022).
10.3	Form of Warrant Amendment (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 12, 2022).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Histogen Inc.

Date: August 11, 2022	By:	/s/ Steven J. Mento, Ph.D.
Steven J. Mento, Ph.D.
Interim President, Chief Executive Officer, and Executive Director (Principal Executive Officer)

Date: August 11, 2022	By:	/s/ Susan A. Knudson
Susan A. Knudson Executive Vice President, Chief Financial Officer, Chief Compliance Officer & Corporate Secretary
(Principal Financial Officer)