Form 10-Q
period 2022-09-30
Histogen Inc.
filed 2022-11-10
CIK 1383701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022

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

As of November 8, 2022, the registrant had 4,271,759 shares of common stock, $0.0001 par value, outstanding.

Histogen Inc.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

HISTOGEN INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30, 2022	December 31, 2021
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$14,552	$18,685
Restricted cash	400	400
Accounts receivable, net	74	165
Prepaid and other current assets	1,312	2,359
Total current assets	16,338	21,609
Property and equipment, net	473	399
Right-of-use asset	4,738	4,432
Other assets	638	805
Total assets	$22,187	$27,245
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$561	$1,393
Accrued liabilities	593	791
Current portion of lease liabilities	225	127
Current portion of deferred revenue	19	19
Total current liabilities	1,398	2,330
Lease liabilities, non-current	4,443	4,617
Noncurrent portion of deferred revenue	84	98
Finance lease liability, non-current	8	14
Total liabilities	5,933	7,059
Commitments and contingencies (Note 8)
Stockholders' Equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at September 30, 2022 and December 31, 2021; no shares issued and outstanding at September 30, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized at September 30, 2022 and December 31, 2021; 4,271,759 and 2,497,450 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	5	5
Additional paid-in capital	102,584	98,839
Accumulated deficit	(85,309)	(77,652)
Total Histogen Inc. stockholders’ equity	17,280	21,192
Noncontrolling interest	(1,026)	(1,006)
Total equity	16,254	20,186
Total liabilities and stockholders’ equity	$22,187	$27,245

See accompanying notes to the unaudited condensed consolidated financial statements.

HISTOGEN INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Revenue
Product revenue	$—	$586	$—	$892
License revenue	5	5	3,765	22
Grant revenue	—	—	—	113
Total revenue	5	591	3,765	1,027
Operating expense
Cost of product revenue	—	—	—	220
Research and development	907	2,338	3,932	6,866
General and administrative	2,696	2,110	7,508	6,264
Total operating expense	3,603	4,448	11,440	13,350
Loss from operations	(3,598)	(3,857)	(7,675)	(12,323)
Other income (expense)
Interest expense, net	(1)	(2)	(2)	(9)
Other Income	—	1	—	476
Net loss	(3,599)	(3,858)	(7,677)	(11,856)
Loss attributable to noncontrolling interest	3	17	20	41
Deemed dividend - accretion of discount and redemption feature of redeemable convertible preferred stock	—	—	(488)	—
Net loss available to common stockholders	$(3,596)	$(3,841)	$(8,145)	$(11,815)
Net loss per share available to common stockholders, basic and diluted	$(1.01)	$(1.84)	$(2.85)	$(6.41)
Weighted-average number of common shares outstanding used to compute net loss per share, basic and diluted	3,554,623	2,086,403	2,853,713	1,843,426

See accompanying notes to the unaudited condensed consolidated financial statements.

HISTOGEN INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF

MEZZANINE AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Histogen Inc. Stockholders’ Equity	Noncontrolling	Total Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)	Interest	(Deficit)
Balance at December 31, 2021	—	$—	2,497,450	$5	$98,839	$(77,652)	$21,192	$(1,006)	$20,186
Issuance of common stock, net of issuance costs	—	—	—	—	(9)	—	(9)	—	(9)
Issuance of redeemable convertible preferred stock (mezzanine equity), net of issuance costs	5,000	4,296	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	165	—	165	—	165
Net loss	—	—	—	—	—	(673)	(673)	(11)	(684)
Balance at March 31, 2022	5,000	$4,296	2,497,450	$5	$98,995	$(78,325)	$20,675	$(1,017)	$19,658
Issuance of redeemable convertible preferred stock, net of issuance costs	—	—	—	—	(119)	—	(119)	—	(119)
Accretion of issuance costs, discount and redemption feature of redeemable convertible preferred stock	—	954	—	—	(954)	—	(954)	—	(954)
Redemption of redeemable convertible preferred stock	(5,000)	(5,250)	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	115	—	115	—	115
Net loss	—	—	—	—	—	(3,388)	(3,388)	(6)	(3,394)
Balance at June 30, 2022	—	$—	2,497,450	$5	$98,037	$(81,713)	$16,329	$(1,023)	$15,306
Issuance of common stock, net of issuance costs	—	—	1,774,309	—	4,414	—	4,414	—	4,414
Stock-based compensation expense	—	—	—	—	133	—	133	—	133
Net loss	—	—	—	—	—	(3,596)	(3,596)	(3)	(3,599)
Balance at September 30, 2022	—	$—	4,271,759	$5	$102,584	$(85,309)	$17,280	$(1,026)	$16,254

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Histogen Inc. Stockholders’ Equity	Noncontrolling	Total Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)	Interest	(Deficit)
Balance at December 31, 2020	—	$—	751,537	$1	$70,561	$(62,702)	$7,860	$(947)	$6,913
Issuance of common stock, net of issuance costs	—	—	700,000	2	11,953	—	11,955	—	11,955
Issuance of common stock for warrant exercises	—	—	335,685	1	6,831	—	6,832	—	6,832
Stock-based compensation expense	—	—	—	—	209	—	209	—	209
Net loss	—	—	—	—	—	(4,270)	(4,270)	(8)	(4,278)
Balance at March 31, 2021	—	$—	1,787,222	$4	$89,554	$(66,972)	$22,586	$(955)	$21,631
Issuance of common stock, net of issuance costs	—	—	298,865	—	5,753	—	5,753	—	5,753
Issuance of common stock for warrant exercises	—	—	375	—	7	—	7	—	7
Stock-based compensation expense	—	—	—	—	289	—	289	—	289
Net loss	—	—	—	—	—	(3,704)	(3,704)	(16)	(3,720)
Balance at June 30, 2021	—	$—	2,086,462	$4	$95,603	$(70,676)	$24,931	$(971)	$23,960
Stock-based compensation expense	—	—	—	—	168	—	168	—	168
Net loss	—	—	—	—	—	(3,841)	(3,841)	(17)	(3,858)
Balance at September 30, 2021	—	$—	2,086,462	$4	$95,771	$(74,517)	$21,258	$(988)	$20,270

See accompanying notes to the unaudited condensed consolidated financial statements.

HISTOGEN INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net loss	$(7,677)	$(11,856)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	102	73
Stock-based compensation	413	667
Forgiveness of the Payroll Protection Program Loan	—	(467)
Changes in operating assets and liabilities:
Accounts receivable	91	(572)
Inventories	—	239
Prepaid expenses and other current assets	655	(600)
Other assets	167	729
Accounts payable	(832)	147
Accrued liabilities	(198)	(18)
Right-of-use asset and lease liabilities, net	49	(112)
Deferred revenue	(14)	(44)
Net cash used in operating activities	(7,244)	(11,814)
Cash flows from investing activities
Cash paid for property and equipment	(215)	(91)
Net cash used in investing activities	(215)	(91)
Cash flows from financing activities
Proceeds from the issuance of common stock, net of issuance costs	4,414	17,708
Costs paid in connection with December 2021 financing	(9)	—
Repayment of finance lease obligations	(6)	(6)
Issuance costs for redeemable convertible preferred stock	(585)	—
Redemption payment for redeemable convertible preferred stock	(488)	—
Payment on financing of insurance premiums	—	(193)
Proceeds from the exercise of warrants	—	6,838
Net cash provided by financing activities	3,326	24,347
Net increase (decrease) in cash, cash equivalents and restricted cash	(4,133)	12,442
Cash, cash equivalents and restricted cash, beginning of period	19,085	6,773
Cash, cash equivalents and restricted cash, end of period	$14,952	$19,215
Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$14,552	$19,215
Restricted cash	400	—
Total cash, cash equivalents and restricted cash	$14,952	$19,215
Supplemental disclosure of cash flow information
Cash paid for interest	$1	$6
Noncash investing and financing activities
Issuance of redeemable convertible preferred stock, proceeds were held in escrow until redemption	$4,762	$—
Redemption payment of redeemable convertible preferred stock from escrow	$(4,762)	$—
Fair value of warrants issued to Placement Agent	$283	$497

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

Reverse Stock Split

On June 2, 2022, the Company’s Board of Directors approved a one-for-twenty reverse stock split of its then outstanding common stock (the “Reverse Stock Split”) with any fractional shares resulting from the Reserve Stock Split rounded down to the next whole share of common stock. The par value and the authorized shares of the common stock were not adjusted as a result of the Reverse Stock Split. All references to share and per share amounts for all periods presented in the condensed consolidated financial statements have been retrospectively restated to reflect this Reverse Stock Split. Additionally, all rights to receive shares of common stock under outstanding warrants, options, and restricted stock units (“RSUs”) were adjusted to give effect of the reverse stock split. Furthermore, remaining shares of common stock available for future issuance under stock-based payment award plans and employee stock purchase plans were adjusted to give effect to the Reverse Stock Split.

Liquidity and Going Concern

The Company has incurred operating losses and negative cash flows from operations and had an accumulated deficit of $85.3 million as of September 30, 2022. The Company expects operating losses and negative cash flows from operations to continue for the foreseeable future. As of September 30, 2022, the Company had $14.6 million in cash and cash equivalents.

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

The Company acquired Centro De Investigacion de Medicina Regenerativa, S.A. de C.V. (“CIMRESA”), a company in Mexico, during 2018 to facilitate a potential clinical development program for HST-001, or hair stimulating complex (“HSC”). This is a wholly-owned subsidiary intended to pursue registration with the COFEPRIS (Mexico equivalent to Food and Drug Administration). CIMRESA had no operational or financial activity for the three and nine months ended September 30, 2022 and 2021.

The Company holds a majority interest in Adaptive Biologix, Inc. (“AB”, formerly Histogen Oncology, LLC). AB was formed to develop and market applications for the treatment of cancer. The Company consolidates AB into its condensed consolidated financial statements.

Unaudited Interim Financial Information

The unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2022 and 2021 have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and GAAP. Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of Management, these unaudited interim condensed consolidated financial statements contain all adjustments necessary, all of which are of a normal and recurring nature, to present fairly the Company’s financial position, results of operations, and cash flows. Interim results are not necessarily indicative of results for a full year or future periods. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes thereto for the year ended December 31, 2021 included in the Annual Report on Form 10-K that the Company filed with the SEC on March 10, 2022.

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

Customer Risk

During the three months ended September 30, 2022 and 2021, one customer accounted for 100% of total revenues. During the nine months ended September 30, 2022 and 2021, one customer accounted for 100% and 88% of total revenues, respectively.

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

Valuation of Long-Lived Assets

Long-lived assets to be held and used, including property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. As of September 30, 2022, the Company has not recognized any impairment to long-lived assets.

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

Grant Awards

In March 2017, the National Science Foundation (“NSF”), a government agency, awarded the Company a research and development grant to develop a novel wound dressing for infection control and tissue regeneration. The Company has concluded this government grant is not within the scope of ASC 606, as government entities generally do not meet the definition of a “customer” as defined by ASC 606. Payments received under the grant are considered conditional, non-exchange contributions under the scope of ASC 958-605, Not-for-Profit Entities – Revenue Recognition, and are recorded as revenue in the period in which such conditions are satisfied. In reaching the determination that such payments should be recorded as revenue, management considered a number of factors, including whether the Company is a principal under the arrangement, and whether the arrangement is significant to, and part of, the Company’s ongoing operations. As of September 30, 2022, the Company had completed all obligations under the NSF development grant and, as such, no longer generates any revenues in connection with the research and development grant.

In September 2020, the Company was approved for a grant award from the U.S. Department of Defense (“DoD”) in the amount of approximately $2.0 million to partially fund the Company’s planned Phase 1/2 clinical trial of HST-003 for regeneration of cartilage in the knee. The Company applies International Accounting Standard (“IAS”) 20, Accounting for Government Grants and Disclosure of Government Assistance, by analogy as there is no existing authoritative guidance under GAAP. Under the terms of the award, the DoD will reimburse the Company for certain allowable costs. The period of performance for the grant award substantially expires in September 2025 and is subject to annual and quarterly reporting requirements. As the DoD grant is a cost-type (reimbursement) grant, the Company must incur program expenses in accordance with the Statement of Work and approved budget in order to be reimbursed by the DoD. The Company will recognize funding received from the grant award as a reduction of research and development expenses in the period in which qualifying expenses have been incurred, as the Company is reasonably assured that the expenses will be reimbursed and the funding is collectible. For the three and nine months ended September 30, 2022, qualifying expenses totaling $0.1 million and $0.5 million have been incurred with a corresponding reduction of research and development expenses related to the award, respectively. As of September 30, 2022 and December 31, 2021, $0.1 million and $0.2 million, respectively, was included in accounts receivable within the condensed consolidated balance sheets with respect to the award.

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred income taxes are recorded for temporary differences between condensed consolidated financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets and liabilities reflect the tax rates expected to be in effect for the years in which the differences are expected to reverse. No income tax expense or benefit was recorded for the three and nine months ended September 30, 2022 and 2021, due to the full valuation allowance on the Company’s net deferred tax assets. A valuation allowance is provided if it is more likely than not that some or all the deferred tax assets will not be realized.

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

For both the three and nine months ended September 30, 2022 and 2021, diluted net loss per share attributable to common stockholders is equal to the basic net loss per share attributable to common stockholders as common stock equivalent shares from stock options and warrants were anti-dilutive.

The following table sets forth outstanding potentially dilutive shares that have been excluded from the calculation of diluted net loss per share attributable to common stockholders because of their anti-dilutive effect (in common stock equivalents):

	September 30, 2022	September 30, 2021
Common stock options issued and outstanding	129,006	130,096
Warrants to purchase common stock	4,876,639	753,954
Total anti-dilutive shares	5,005,645	884,050

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

Recently Issued Accounting Pronouncements Not Yet Adopted

None

Recently Adopted Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”). This new guidance is intended to simplify the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. Entities may adopt ASU 2020-06 using either a partial retrospective or fully retrospective method of transition. This ASU is effective for public business entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2020-06 on January 1, 2022, utilizing the modified retrospective method. The adoption of this standard did not result in an adjustment and did not have a material impact on the Company’s condensed consolidated financial statements or related disclosures.

In May 2021, the FASB issued ASU No. 2021-04, Earnings Per Share (Topic 260), Debt — Modifications and Extinguishments (Subtopic 470-50), Compensation — Stock Compensation (Topic 718), and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (“ASU 2021-04”). The amendments in ASU 2021-04 provide guidance to clarify and reduce diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. The accounting standard update is effective for fiscal years beginning after December 15, 2021. On January 1, 2022, the Company adopted ASU 2021-04. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements or related disclosures.

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

2. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Lab and manufacturing equipment	$937	$943
Office furniture and equipment	224	42
Software	48	48
Total	1,209	1,033
Less: accumulated depreciation and amortization	(736)	(634)
Property and equipment, net	$473	$399

Depreciation and amortization expense for the nine months ended September 30, 2022 and 2021, were $102 thousand and $73 thousand, respectively.

3. Balance Sheet Details

Prepaid and other current assets consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Insurance	$885	$691
Tenant improvement reimbursement receivable	—	1,057
Prepaid rent	81	132
Pre-clinical and clinical related expenses	144	158
Prepaid materials	109	138
Other	93	183
Total	$1,312	$2,359

Other assets consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Insurance (non-current portion)	$567	$732
Cell bank material	61	61
Other	10	12
Total	$638	$805

Accrued liabilities consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Current portion of finance lease liabilities	$9	$9
Accrued compensation	145	346
Clinical study related expenses	26	103
Legal fees	301	144
Accrued tax liability	83	18
Other	29	171
Total	$593	$791

4. Revenues

The following is a summary description of the material revenue arrangements, including arrangements that generated revenues during the three and nine months ended September 30, 2022 and 2021.

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

Revenue related to the Additional Supply of CCM to Allergan was deferred and was recognized at the point in time in which deliveries were completed. All deliveries of Additional Supply of CCM to Allergan have been completed as of March 31, 2021. As such, there is no revenue for the three and nine months ended September 30, 2022. Revenue for the three and nine months ended September 30, 2021 was zero and $0.3 million ($28 thousand of which was previously deferred).

Revenue of $0.2 million related to the Potential Future Improvements has been deferred and amortized ratably over the remaining 9-year life of the patent, for which $5 thousand and $15 thousand of previously deferred revenue was recognized in revenue during each of the three and nine months ended September 30, 2022 and 2021, respectively.

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

2022 Allergan Letter Agreement

Pursuant to the 2017 Allergan Amendment, Histogen had the right to a potential milestone payment of $5.5 million if Allergan’s net sales of products containing the Company’s CCM skin care ingredient exceeds $60.0 million in any calendar year through December 31, 2027. In lieu of the potential milestone payment of $5.5 million, the Company entered into a letter agreement on March 18, 2022 (the “Letter Agreement”) with Allegan. In consideration for the execution of the Letter Agreement, Histogen received a one-time payment equal to $3.8 million (the “Final Payment”) in March 2022. In exchange, among other things, the Company agreed that the Final Payment represents a full and final satisfaction of all money due to the Company pursuant to the License Agreement. The Company evaluated the 2022 Allergan Letter Agreement under ASC 606 and concluded that the performance obligation has been satisfied and therefore used point in time recognition. The Company recognized $0 and $3.8 million of license revenue related to the Letter Agreement during the three and nine months ended September 30, 2022, respectively. The Letter Agreement did not have an impact on the remaining performance obligation to share with Allergan any Potential Future Improvements to CCM identified through the Company’s research and development efforts.

Remaining Performance Obligation and Deferred Revenue

The remaining performance obligation is the Company’s obligation to share with Allergan any Potential Future Improvements to CCM identified through the Company’s research and development efforts. Deferred revenue recorded for the Potential Future Improvements was $0.1 million as of both September 30, 2022 and December 31, 2021. Deferred revenue is classified in current portion of deferred revenue liabilities when the Company’s obligations to supply CCM or provide research for Potential Future Improvements are expected to be satisfied within twelve months of the balance sheet date.

Grant Revenue

In March 2017, the National Science Foundation (NSF), a government agency, awarded the Company a research and development grant to develop a novel wound dressing for infection control and tissue regeneration. No grant revenue was recognized during 2022. For the three and nine months ended September 30, 2021, grant revenue recognized was zero and $0.1 million, respectively. As of March 31, 2021, the Company has completed all obligations under the NSF development grant and no longer generates any revenues in connection with the research and development grant.

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

The Company has identified multiple promises to deliver goods and services, which include at the inception of the agreement: (i) a license to technology and patents, information, and know-how; (ii) supply of emricasan, and (iii) collaboration, including the Company’s participation in a Joint Development Committee and Joint Partnering Committee. At inception and through September 30, 2022, the Company has identified one performance obligation for all the deliverables under the Amerimmune Agreement since the delivered elements are either not capable of being distinct or are not distinct within the context of the contract. No upfront consideration was exchanged between the parties and any consideration received will be dependent on the successful execution of a qualifying strategic partnership, as defined, on the successful commercialization of emricasan, or upon a change in control of Amerimmune, as defined. Although the Company will recognize revenue upon the occurrence of one of these events, no such events have occurred as of September 30, 2022.

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

On October 5-7, 2022, the parties participated in a three-day evidentiary hearing in the arbitration. Each party submitted post-hearing briefings on October 28, 2022, and the parties then filed their respective post-hearing reply briefs on November 4, 2022. The arbitrator is expected to issue a final ruling in the matter during the fourth quarter of 2022.

On July 13, 2022, Amerimmune filed a separate complaint (the “Federal Complaint”) against the Company in the United States District Court for the Southern District of California. Amerimmune filed a two-count complaint seeking injunctive and declaratory relief relating to the purported exercise of the option as discussed above. Histogen was never served with the Federal Complaint, which has since been dismissed. On July 18, 2022, Amerimmune filed a second, separate complaint against the Company alleging the same facts and causes of action as the Federal Complaint, also seeking injunctive and declaratory relief relating to the purported exercise of the option, in the Superior Court for the County of San Diego (the “State Complaint”). The Company was served with the State Complaint on August 8, 2022. On October 28, 2022, Amerimmune filed a request to dismiss the State Complaint, and the dismissal was entered by the court the same day.

There can be no assurances that the Arbitration will be decided or otherwise result in our favor and the ultimate outcome of this matter is unknown at this time.

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

6. Redeemable Convertible Preferred Stock

The redeemable convertible preferred stock instruments were contingently redeemable preferred stock. Each series contained redemption features, limited voting rights, dividends, and conversion terms. The convertible preferred stock was presented on the condensed consolidated balance sheets as mezzanine equity as of March 31, 2022. All shares of redeemable convertible preferred stock were fully redeemed and are no longer outstanding as of September 30, 2022.

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

As of September 30, 2022, the Company had 17,501 shares of common stock reserved for issuance pursuant to the placement agent’s warrants issued by the Company in the March 2022 Offering at an exercise price of $25.00 per share.

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

As of September 30, 2022, all shares of the Series A Preferred Stock and Series B Preferred Stock are no longer outstanding and the Company’s only remaining class of outstanding stock is its common stock, par value $0.0001 per share.

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

As of September 30, 2022, a total of 336,060 warrants issued in the January 2021 Offering to purchase shares of common stock have been exercised and the Company issued 336,060 shares of its common stock. The Company received gross proceeds of approximately $6.8 million.

As of September 30, 2022, the Company had 387,565 shares and 11,375 shares of common stock reserved for issuance pursuant to the warrants and placement agent’s warrants, respectively, issued by the Company in the January 2021 Offering, at an exercise price of $20.00 per share and $25.00 per share, respectively.

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

As of September 30, 2022, no warrants associated with the June 2021 Offering have been exercised.

As of September 30, 2022, the Company had 90,910 shares and 14,946 shares of common stock reserved for issuance pursuant to the warrants and placement agent’s warrants, respectively, issued by the Company in the June 2021 Offering, at an exercise price of $20.00 per share and $27.50 per share, respectively. In connection with the July 2022 Offering, the Company agreed to amend warrants to purchase up to an aggregate of 148,183 shares of common stock of the Company that were originally issued to the investor in the June 2021 Offering. Refer to July 2022 Offering overview below for accounting treatment for the amended warrants.

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

As of September 30, 2022, no warrants associated with the December 2021 Offering have been exercised.

As of September 30, 2022, the Company had 164,707 shares and 20,590 shares of common stock reserved for issuance pursuant to the warrants and placement agent’s warrants, respectively, issued by the Company in the December 2021 Offering, at an exercise price of $8.50 per share and $10.626 per share, respectively. In connection with the July 2022 Offering, the Company agreed to amend warrants to purchase up to an aggregate of 247,059 shares of common stock of the Company that were originally issued to the investor in the December 2021 Offering. Refer to July 2022 Offering overview below for accounting treatment for the amended warrants.

July 2022 Offering

On July 12, 2022, the Company entered into a Securities Purchase Agreement (the “July 2022 Purchase Agreement”) with a single healthcare-focused institutional investor for the sale by the Company of (i) a pre-funded warrant to purchase up to 1,774,309 shares of Common Stock (the “Pre-Funded Warrant”), (ii) a Series A warrant to purchase up to an aggregate of 1,774,309 shares of common stock (the “Series A Warrant”), and (iii) a Series B warrant to purchase up to an aggregate of 1,774,309 shares of common stock (the “Series B Warrant,” and together with the Pre-Funded Warrant and the Series A Warrant, the “Warrants”), in a private placement offering (the “Offering”). The combined purchase price of one Pre-Funded Warrant and accompanying Series A Warrant and accompanying Series B Warrant was $2.818.

Subject to certain ownership limitations, the Series A Warrant becomes exercisable immediately after the issuance date at an exercise price equal to $2.568 per share of common stock, subject to adjustments as provided under the terms of the Series A Warrant, and has a term of five and a half (5.5) years from the issuance date. Subject to certain ownership limitations, the Series B Warrant will become exercisable immediately after the issuance date at an exercise price equal to $2.568 per share of common stock, subject to adjustments as provided under the terms of the Series B Warrant, and has a term of one and a half (1.5) years from the issuance date. Subject to certain ownership limitations described in the Pre-Funded Warrant, the Pre-Funded Warrant was immediately exercisable and may be exercised at an exercise price of $0.0001 per share of common stock any time until all of the Pre-Funded Warrant is exercised in full. As of September 30, 2022, the Pre-Funded Warrant to purchase up to an aggregate of 1,774,309 shares of common stock had been fully exercised and the Company issued 1,774,309 shares of common stock.

The Company also agreed to amend certain warrants to purchase up to an aggregate of 447,800 shares of common stock of the Company that were issued to the investor in the private placement in November 2020, June 2021 and December 2021 with exercise prices ranging from $8.50 to $34.00 per share and expiration dates ranging from May 18, 2026 to June 21, 2027, so that such warrants have a reduced exercise price of $2.568 per share and expiration date of five and a half (5.5) years following the closing of the private placement, for an additional offering price of $0.0316 per amended warrant. The incremental fair value resulting from the modifications to the warrants was adjusted against the gross proceeds from the offering as an equity issuance cost.

The gross proceeds to the Company were approximately $5 million, before deducting the placement agent’s fees and other offering expenses, and excluding the proceeds, if any, from the exercise of the Series A Warrant, the Series B Warrant, and amended warrants.

The Series A warrants and placement agent warrants were valued at $3.8 million and $0.2 million, respectively, using the Black-Scholes option pricing model based on the following assumptions: expected volatility 79.28%, risk-free interest rate 3.06%, expected dividend yield 0%, and an expected term of 5.5 years.

The Series B warrants and placement agent warrants were valued at $2.3 million using the Black-Scholes option pricing model based on the following assumptions: expected volatility 74.25%, risk-free interest rate 3.16%, expected dividend yield 0%, and an expected term of 1.5 years.

The amended warrants were valued at $1.0 million using the Black-Scholes option pricing model based on the following assumptions: expected volatility 79.28%, risk-free interest rate 3.06%, expected dividend yield 0%, and an expected term of 5.5 years. The estimated fair value of the original warrants immediately prior to the warrant amendments was $0.5 million using Black-Scholes option pricing model based on the following assumptions: expected volatility ranging from 81.21 – 83.34%, risk-free interest rates of 3.06 – 3.16%, expected dividend yield 0%, and an expected terms of 3.84 – 4.94 years. The warrant modifications resulted in an estimated value of $0.5 million, measured as the incremental fair value of the amended warrants, and was adjusted against the gross proceeds from the offering.

As of September 30, 2022, no warrants associated with the July 2022 Purchase Agreement have been exercised.

As of September 30, 2022, the Company had 3,996,418 shares and 124,202 shares of common stock reserved for issuance pursuant to the warrants and placement agent’s warrants, respectively, issued by the Company in the July 2022 Purchase Agreement, at an exercise price of $2.568 per share and $3.5225 per share, respectively.

Common Stock Purchase Agreement with Lincoln Park

In July 2020, the Company entered into a common stock purchase agreement (the “2020 Purchase Agreement”) with Lincoln Park which provided that, upon the terms and subject to the conditions and limitations in the 2020 Purchase Agreement, Lincoln Park is committed to purchase up to an aggregate of $10.0 million of shares of the Company’s common stock at the Company’s request from time to time during a 24 month period that began in July 2020 and at prices based on the market price of the Company’s common stock at the time of each sale. Upon execution of the 2020 Purchase Agreement, the Company sold 16,425 shares of common stock at $60.88 per share to Lincoln Park for gross proceeds of $1.0 million. During the year ended December 31, 2020, the Company sold an additional 15,000 shares of common stock to Lincoln Park for gross proceeds of approximately $0.5 million. In addition, in consideration for entering into the 2020 Purchase Agreement and concurrently with the execution of the 2020 Purchase Agreement, the Company issued 3,348 shares of its common stock to Lincoln Park. During the three and nine months ended September 30, 2022 the Company did not sell any shares of common stock to Lincoln Park.

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

In addition, at September 30, 2022, warrants to purchase 68 shares of common stock with an exercise price of $1,486.00 per share remain outstanding that were issued by Conatus in connection with obtaining financing in 2016. These warrants expire on July 3, 2023.

See warrant discussion above in connection with the January 2021 Offering, the June 2021 Offering, the December 2021 Offering, and the July 2022 Offering.

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

Additionally, in connection with the closing of the Merger, no further awards will be made under the Conatus 2013 Plan. As of September 30, 2022, 4,896 fully vested options remain outstanding under the Conatus 2013 Plan with a weighted average exercise price of $858.05 per share.

The following summarizes the activity related to the Company’s stock options under the 2017 Plan and the 2020 Plan for the nine months ended September 30, 2022:

	Options Outstanding	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	111,418	$37.62	6.78	$—
Granted	67,300	4.54
Cancelled / Forfeited	(54,608)	36.45
Outstanding at September 30, 2022	124,110	$20.19	8.67	$—
Vested and exercisable at September 30, 2022	35,365	$42.70	6.46	$—

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

In November 2021, the Company’s then President and Chief Executive Officer voluntarily resigned. No further stock-based compensation expense related to the market-based options will be recognized. As of September 30, 2022, the vested option awards expired unexercised.

Board of Directors and Employee Stock Options

In March 2021, in conjunction with a former Board Member’s voluntary resignation, the Company modified stock-based payment awards by accelerating the vesting of all awards that were unvested at the time of his voluntary resignation and by extending the exercise period through December 31, 2021. As a result of the modification, the Company recorded an immaterial amount of additional stock-based compensation expense during the year ended December 31, 2021. As of December 31, 2021, the awards expired unexercised.

In June 2021, in conjunction with a former employees’ voluntary resignation, the Company modified stock-based payment awards by accelerating the vesting of all awards that were unvested at the time of the voluntary resignation and by extending the exercise period through August 29, 2023.

Valuation of Stock Option Awards

The following weighted-average assumptions were used to calculate the fair value of awards granted to employees, non-employees, and directors:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Expected volatility	—%	79.40%	78.95%	78.40%
Risk-free interest rate	—%	0.87%	2.14%	0.72%
Expected option life (in years)	—	5.63	6.02	6.03
Expected dividend yield	—%	—%	—%	—%

Restricted Stock Units

On November 8, 2021, the Company granted 23,423 restricted stock units to the Company’s Interim Chief Executive Officer, Chief Financial Officer, and Senior Vice President of Technical Operations. The fair value of the RSUs was $14.58 per share, which was the closing market price of the Company’s common stock on the date of grant. The RSUs vest in full upon the earlier of (1) 12 months following the grant date and (2) a change of control of the Company, as defined in the Company’s 2020 Plan, subject to continued service to the Company. In addition, the RSUs awarded to the Company’s Interim Chief Executive Officer are further accelerated in full upon the hiring of a permanent Chief Executive Officer. As of September 30, 2022, 18,279 restricted stock units remain outstanding.

The compensation cost that has been included in the accompanying condensed consolidated statements of operations for all stock-based compensation arrangements is detailed as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
General and administrative	$121	$179	$388	$505
Research and development	12	(10)	25	162
Total	$133	$169	$413	$667

As of September 30, 2022, total unrecognized compensation cost related to unvested options and RSUs was approximately $0.6 million which is expected to be recognized over a weighted-average period of 2.41 years.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance is as follows:

	As of September 30,
	2022	2021
Common stock warrants	4,876,639	753,954
Common stock options issued and outstanding	129,006	130,069
Common stock available for issuance under stock plans	94,524	15,610
Total	5,100,169	899,633

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

The Company leases certain office equipment that is classified as a finance lease. As of September 30, 2022, the weighted-average remaining term of the Company’s operating and finance lease was approximately 8.9 years and 1.7 years, respectively.

The Company recognizes right-of-use assets and lease liabilities at the lease commencement date based on the present value of future minimum lease payments over the lease term. The discount rate used to determine the present value of the lease payments is the rate implicit in the lease unless that rate cannot be readily determined, in which case, the Company utilizes its incremental borrowing rate in determining the present value of the future minimum lease payments. As of September 30, 2022, the weighted-average discount rate for the Company’s operating and finance lease was 12.2% and 10%, respectively.

The Company does not record leases with an initial term of 12 months or less on the condensed consolidated balance sheets. Expense for these short-term leases is recognized on a straight-line basis over the lease term. The Company has elected the practical expedient to combine lease and non-lease components into a single component for all classes of underlying assets.

At September 30, 2022, future minimum payments of lease liabilities were as follows (in thousands):

	Operating Lease	Finance Lease
2022 (Remaining 3 months)	$190	$3
2023	780	10
2024	803	5
2025	827	—
2026	853	—
Thereafter	4,330	—
Total minimum lease payments	7,783	18
Less: imputed interest	(3,115)	(1)
Total future minimum lease payments	4,668	17
Less: current obligations under leases	(225)	(9)
Noncurrent lease obligations	$4,443	$8

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

As consideration for the reacquisition of the Development Assets, Private Histogen compensated PUR with both equity and cash components, including 8,366 shares of Series D convertible preferred stock with a fair value of $1.75 million and a potential cash payout of up to $6.25 million (the “Cap Amount”). Private Histogen paid PUR $0.5 million in upfront cash, forgave approximately $22 thousand of accounts receivable owed by PUR to Private Histogen, and settled an outstanding payable of PUR of approximately $23 thousand owed to a third party. The Company is also obligated to make milestone and royalty payments, including (a) a $0.4 million payment upon the unconditional acceptance and approval of a New Drug Application or Pre-Market Approval Application by the FDA related to the Development Assets, (b) a $0.4 million commercialization milestone upon reaching gross sales (by the Company or licensee) of the $0.5 million of products incorporating the Development Assets, and (c) a five percent (5%) royalty on net revenues collected by Histogen from commercial sales (by the Company or licensee) of products incorporating the Development Assets. The aforementioned cash payments, along with any future milestone and royalty payments, are all applied against the Cap Amount. In accordance with authoritative guidance, amounts for the milestone and royalty payments will be recognized when it is probable that the related contingent liability has been incurred and the amount owed is reasonably estimated. No amounts for the milestone and royalty payments have been recorded during the three and nine months ended September 30, 2022 and year ended December 31, 2021.

Litigation and Legal Matters

The Company is subject to claims and legal proceedings that arise in the ordinary course of business. Such matters are inherently uncertain, and there can be no guarantee that the outcome of any such matter will be decided favorably to the Company or that the resolution of any such matter will not have a material adverse effect upon the Company’s condensed consolidated financial statements. The Company accrues a liability for such matters when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. As of September 30, 2022, no accruals have been made and no liability recognized related to commitments and contingencies.

Employee Litigation

On or about February 17, 2022, two former employees, each of whom separately resigned and terminated their employment with Histogen, filed a complaint in the Superior Court of California, County of San Diego against the Company, the Company’s Board of Directors, the Company’s former Chief Executive Officer, as well as three individuals that are currently employed by the Company. Although the complaint lists the “Histogen Board of Directors, a business entity form unknown” as a defendant, the complaint does not specifically list the names of the board members. The plaintiffs allege whistleblower status, retaliation, discrimination, unfair business practices, wrongful termination, violation of civil rights, and other California state law claims. The Company has tendered the complaint to its liability insurer and engaged outside litigation counsel, as approved by its carrier, to defend Histogen, the Board of Directors and the individuals in this matter. The Company objects to the naming of each of the defendants in this matter and denies each of the plaintiffs’ claims. The plaintiffs agreed to pre-arbitration mediation, which was conducted on May 4, 2022, as was required by the arbitration agreement executed by each of the plaintiffs. Considering that the parties did not resolve the matter through this mediation, the Company petitioned the San Diego Superior Court for an order that the matter be submitted to arbitration consistent with each of the plaintiff’s arbitration agreements. The hearing for the motion to compel arbitration was held on August 12, 2022 and the San Diego Superior Court issued a ruling to uphold the binding arbitration agreements signed by both plaintiff’s. The matter will now proceed to arbitration. The Company believes that our defense costs, settlement monies, damages or any other awards would be covered by our liability insurance; provided, however, insurance may not cover all claims or could exceed our insurance coverage. The Company believes that there are substantial defenses to this lawsuit, and we intend to vigorously defend against each of these claims. While this litigation matter is in the early stages, the Company believes the action is without merit. Nonetheless, the ultimate outcome is unknown at this time.

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

On October 5-7, 2022, the parties participated in a three-day evidentiary hearing in the arbitration. Each party submitted post-hearing briefings on October 28, 2022, and the parties then filed their respective post-hearing reply briefs on November 4, 2022. The arbitrator is expected to issue a final ruling in the matter during the fourth quarter of 2022.

On July 13, 2022, Amerimmune filed a separate complaint (the “Federal Complaint”) against the Company in the United States District Court for the Southern District of California. Amerimmune filed a two-count complaint seeking injunctive and declaratory relief relating to the purported exercise of the option as discussed above. Histogen was never served with the Federal Complaint, which has since been dismissed. On July 18, 2022, Amerimmune filed a second, separate complaint against the Company alleging the same facts and causes of action as the Federal Complaint, also seeking injunctive and declaratory relief relating to the purported exercise of the option, in the Superior Court for the County of San Diego (the “State Complaint”). The Company was served with the State Complaint on August 8, 2022. On October 28, 2022, Amerimmune filed a request to dismiss the State Complaint, and the dismissal was entered by the court the same day.

There can be no assurances that the Arbitration will be decided or otherwise result in our favor and the ultimate outcome of this matter is unknown at this time.

9. Related Parties

Lordship

Lordship, with its predecessor entities along with its principal owner, Jonathan Jackson, have invested and been affiliated with Private Histogen since 2010. As of September 30, 2022 and December 31, 2021, Lordship controlled approximately 2.8% of the Company’s outstanding voting shares and currently holds two Board of Director seats.

In November 2012, Private Histogen entered into a Strategic Relationship Success Fee Agreement with Lordship (the “Success Fee Agreement”). The Success Fee Agreement causes certain payments to be made from the Company to Lordship equal to 1% of certain product revenues and 10% of certain license and royalty revenues. The Success Fee Agreement also stipulates that, if the Company engages in a merger or sale of all or substantially all (defined as 90% or more) of its assets or equity to a third party, then the Company has the option to terminate the agreement by paying Lordship the fair market value of future payments with the minimum payment being at least equal to the most recent annual payments Lordship has received. The Success Fee Agreement was amended in January 2020, but continues to carry the same rights to certain payments. Histogen recognized $0 and $6 thousand expense to Lordship for the three months ended September 30, 2022 and 2021, respectively, and $375 thousand and $10 thousand for the nine months ended September 30, 2022 and 2021, all of which is included in general and administrative expenses on the accompanying condensed consolidated statements of operations. As of September 30, 2022 and December 31, 2021, there was a balance of $10 thousand and $12 thousand, respectively, paid to Lordship included in other assets on the accompanying condensed consolidated balance sheet in connection with the deferral of revenue from the Allergan License Agreements.

10. Subsequent Events

None.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with (i) our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the period ended September 30, 2022 (this “Quarterly Report”). This information should also be read in conjunction with our audited historical consolidated financial statements which are included in our Form 10-K for the fiscal year ended December 31, 2021 (“Form 10-K”). References to the Company’s operating results prior to the Merger will refer to the operating results of Private Histogen. Except as otherwise indicated herein or as the context otherwise requires, references in this Quarterly Report on Form 10-Q to “Histogen” “the Company,” “we,” “us” and “our” refer to Histogen Inc., a Delaware corporation, on a post-Merger basis, and the term “Private Histogen” refers to the business of privately-held Histogen Inc. prior to completion of the Merger.

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

Under our biologics technology platform, our product candidates in development are HST-003, a treatment for joint cartilage repair, and HST-004, a treatment for spinal disc repair. In addition, within our small molecule pipeline, our product candidates include emricasan, CTS-2090 and CTS-2096. Emricasan is being developed both jointly with our collaboration partner, Amerimmune, for the treatment of COVID-19, and we are evaluating the use of emricasan for the potential treatment of bacterial skin infections including those related to methicillin-resistant staphylococcus aureus (“MRSA”), as well as other infectious diseases. We also have preclinical product candidates, CTS-2090 and CTS-2096, novel, potent, orally bioavailable, and highly selective small molecule inhibitors of caspase-1 designed for the treatment of certain inflammatory diseases.

Biologics Technology Platform

•
HST 003 is a human extracellular matrix, or hECM, intended for regenerating hyaline cartilage for the treatment of articular cartilage defects in the knee, with a novel, malleable scaffold that stimulates the body’s own stem cells. In September 2020, we were awarded a $2.0 million grant by the Peer Reviewed Orthopaedic Research Program (“PRORP”) of the U.S. Department of Defense (“DoD”) to partially fund a Phase 1/2 clinical trial of HST-003 for regeneration of cartilage in the knee. The U.S. Army Medical Research Acquisition Activity, 820 Chandler Street, Fort Detrick MD, 21702, is the awarding and administering acquisition office. The views expressed in this filing are ours and may not reflect the official policy or position of the Department of the Army, DoD, or the U.S. Government. In December 2020, we filed an investigational new drug application (“IND”) for the initiation of a Phase 1/2 clinical trial to evaluate the safety and efficacy of HST-003, implanted within microfracture interstices and the cartilage defect in the knee to regenerate hyaline cartilage in combination with a microfracture procedure. In January 2021, we announced that the FDA had notified the company that the IND for the planned Phase 1/2 clinical trial of HST-003 was placed on clinical hold. The hold was due to additional chemistry, manufacturing, and controls (“CMC”) information required for the FDA to complete their review. Following the receipt of the written clinical hold letter on February 3, 2021, we submitted a complete response letter to the FDA on February 19, 2021. In March 2021, the FDA confirmed that Histogen had satisfactorily addressed all clinical hold questions and could proceed with initiation of the planned Phase 1/2 clinical trial of HST-003. In June 2021, we initiated the trial and to date have had significant challenges with patient recruitment due to the specific nature of the study inclusion criteria and the impact of COVID-19 on the elective surgery environment. We have added additional qualified clinical sites to help supplement recruitment. We continue to make progress on the ongoing feasibility assessment of the ongoing HST-003 trial including, implementation of protocol modifications, adding more sites, and other study resources. We expect to complete our feasibility evaluation in the fourth quarter of 2022.
•
HST 004 is a CCM solution intended to be administered through an intradiscal injection for spinal disc repair. Initial preclinical research has shown that the growth- and repair-factor enriched HST-004 stimulates stem cells from the spinal disc to proliferate and secrete aggrecan and collagen II, regenerate normal matrix and cell tissue structure, and restore disc height. HST-004 was also shown to both reduce inflammation and protease activity and upregulate aggrecan production in an ex vivo spinal disc model. In the second quarter of 2021, we initiated IND enabling activities for HST-004. However, due to pipeline program prioritization, we have decided to suspend all IND enabling activities for the HST-004 program.

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

Small Molecule Pipeline

•
Emricasan is an orally available pan-caspase inhibitor currently being developed both in collaboration with Amerimmune, for the treatment of COVID-19, and we are evaluating the use of emricasan for the potential treatment of skin bacterial infections including those related to MRSA, as well as other infectious diseases. In October 2020, we entered into the Collaborative Agreement with Amerimmune. Under the Collaborative Agreement, during the agreed upon research term, Amerimmune, at its own expense and in collaboration with us, is required to use commercially reasonable efforts to lead the development activities for emricasan, limited to the treatment of COVID-19. We believe that, for numerous reasons set forth in our demand for arbitration (“Arbitration Demand”), Amerimmune has failed to undertake commercially reasonable efforts towards the development of emricasan as required by the Collaborative Agreement. Therefore, we are currently seeking, amongst other remedies, a declaratory judgment that Amerimmune has materially breached the Collaborative Agreement. In which case, we would be entitled to terminate the Collaborative Agreement thereby terminating all rights and licenses granted to Amerimmune by us, and we would then have the rights to independently proceed with the development of emricasan for the treatment of COVID-19 and other infectious and inflammatory diseases at our discretion. At this time, we continue to operate under the terms of the existing Collaborative Agreement for the joint development of emricasan for the treatment of COVID-19.

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

Independently, we are exploring the feasibility of developing emricasan for the potential treatment of bacterial skin infections including those related to MRSA, as well as other infectious diseases. We anticipate completing the feasibility assessment in the fourth quarter of 2022.

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

License Agreement

Allergan License and Supply Agreements

In July 2017, the Company and Allergan entered into a letter agreement to transfer Suneva Medical, Inc.’s Amended and Restated License and Supply Agreements (collectively the “Allergan Agreements”) to Allergan, which grants exclusive rights to commercialize our CCM skin care ingredient worldwide, excluding South Korea, China, and India, in exchange for royalty payments to us based on Allergan’s sales of product including the licensed ingredient. Through December 31, 2020, we entered into several amendments to the Allergan Agreements to, among other things, expand Allergan’s license rights, identify exclusive and non-exclusive fields of use, and clarify responsibilities related to regulatory filings. For these amendments to the Allergan Agreements, we have received cash payments of $19.5 million through September 30, 2022. The Allergan Agreements also include a potential future milestone payment of $5.5 million if Allergan’s net sales of products containing our CCM skin care ingredient exceeds $60 million in any calendar year through December 31, 2027.

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

The Company identified multiple promises to deliver goods and services, which include at the inception of the agreement: (i) a license to technology and patents, information, and know-how; (ii) supply of emricasan and (iii) collaboration, including the Company’s participation in a Joint Development Committee and Joint Partnering Committee. At inception and through September 30, 2022, the Company identified one performance obligation for all the deliverables under the Amerimmune Agreement since the delivered elements are either not capable of being distinct or are not distinct within the context of the contract. No upfront consideration was exchanged between the parties and any consideration received will be dependent on the successful execution of a qualifying strategic partnership, as defined, on the successful commercialization of emricasan, or upon a change in control of Amerimmune, as defined. Although the Company will recognize revenue upon the occurrence of one of these events, no such events have occurred as of September 30, 2022.

On January 19, 2022, we provided a notice of material breach in connection with Amerimmune’s non-performance under the Collaborative Agreement and, on March 3, 2022, we filed the Arbitration Demand. As part of our Arbitration Demand, we have requested that the Collaborative Agreement be terminated. We further brought the Arbitration Demand for breach of contract, seeking an award of specific performance requiring Amerimmune to comply with the terms of the Agreement, which provide that, in the event of termination for material breach, all rights and licenses granted to Amerimmune by us shall terminate, and any and all rights granted by us to Amerimmune revert to Histogen. If we are successful, we may regain full rights to emricasan and other caspase modulators, including CTS-2090 and CTS-2096. In that case, we intend to develop emricasan for COVID-19 and other infectious and inflammatory diseases independently at our discretion.

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

On October 5-7, 2022, the parties participated in a three-day evidentiary hearing in the arbitration. Each party submitted post-hearing briefings on October 28, 2022, and the parties then filed their respective post-hearing reply briefs on November 4, 2022. The arbitrator is expected to issue a final ruling in the matter during the fourth quarter of 2022.

On July 13, 2022, Amerimmune filed a separate complaint (the “Federal Complaint”) against the Company in the United States District Court for the Southern District of California. Amerimmune filed a two-count complaint seeking injunctive and declaratory relief relating to the purported exercise of the option as discussed above. Histogen was never served with the Federal Complaint, which has since been dismissed. On July 18, 2022, Amerimmune filed a second, separate complaint against the Company alleging the same facts and causes of action as the Federal Complaint, also seeking injunctive and declaratory relief relating to the purported exercise of the option, in the Superior Court for the County of San Diego (the “State Complaint”). The Company was served with the State Complaint on August 8, 2022. On October 28, 2022, Amerimmune filed a request to dismiss the State Complaint, and the dismissal was entered by the court the same day.

There can be no assurances that the Arbitration will be decided or otherwise result in our favor and the ultimate outcome of this matter is unknown at this time. If the Collaborative Agreement is not terminated and the rights granted by us to Amerimmune do not revert back to us, the future development of emricasan may continue pursuant to the terms of the Collaborative Agreement but is unknown at this time.

See also Part II, Item 1 “Legal Proceedings”.

Components of Results of Operations

Revenue

Our revenues to date have been generated primarily from the sale of cosmetic ingredient products (“CCM”), license fees, and a National Science Foundation grant award.

License and Product Revenue

Our license and product revenue to date has been generated primarily from payments received under the Allergan Agreements. As of September 30, 2022, no additional revenues under the Allergan Agreements are expected.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Pre-clinical and clinical	$312	$675	$952	$2,081
Salaries and benefits	387	1,230	1,819	3,590
Facilities and other costs	208	433	1,161	1,195
Total research and development expenses	$907	$2,338	$3,932	$6,866

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

Results of Operations

Comparison of three months ended September 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,
	2022	2021	Change
Revenues
Product revenue	$—	$586	$(586)
License revenue	5	5	—
Total revenues	5	591	(586)
Operating expenses
Research and development	907	2,338	(1,431)
General and administrative	2,696	2,110	586
Total operating expenses	3,603	4,448	(845)
Loss from operations	(3,598)	(3,857)	259
Total other income (expense), net	(1)	(1)	—
Net loss	$(3,599)	$(3,858)	$259

Revenues

For both the three months ended September 30, 2022 and 2021, we recognized product revenues of $0 and $0.6 million, respectively. As of September 30, 2022, all obligations of the Company related to the additional supply of CCM to Allergan under the Allergan Agreements have been completed.

For the three months ended September 30, 2022 and 2021, we recognized license revenue of $5 thousand, respectively, associated with the Allergan Agreement amendments.

Total Operating Expenses

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2022 and 2021 were $0.9 million and $2.3 million, respectively. The decrease of $1.4 million was primarily due to decreases in development costs of our clinical and pre-clinical product candidates and personnel related expenses.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2022 and 2021 were $2.7 million and $2.1 million, respectively. The increase of $0.6 million was primarily due to increases in legal fees, outside services, rent increase, and personnel related expenses.

Results of Operations

Comparison of nine months ended September 30, 2022 and 2021

The following table summarizes our results of operations for the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine Months Ended September 30,
	2022	2021	Change
Revenues
Product revenue	$—	$892	$(892)
License revenue	3,765	22	3,743
Grant revenue	—	113	(113)
Total revenues	3,765	1,027	2,738
Operating expenses
Cost of product revenue	—	220	(220)
Research and development	3,932	6,866	(2,934)
General and administrative	7,508	6,264	1,244
Total operating expenses	11,440	13,350	(1,910)
Loss from operations	(7,675)	(12,323)	4,648
Total other income (expense), net	(2)	467	(469)
Net loss	$(7,677)	$(11,856)	$4,179

Revenues

For the nine months ended September 30, 2022 and 2021, we recognized product revenues of $0 and $0.9 million, respectively. The revenue for the first nine months of 2021 was due to a one-time unanticipated sale of CCM to Allergan, unrelated to the Allergan Agreements. As of March 31, 2021, all obligations of the Company related to the additional supply of CCM to Allergan under the Allergan Agreements have been completed.

For the nine months ended September 30, 2022 and 2021, we recognized license revenue of $3.8 million and $22 thousand, respectively. The increase in the current period is due to a one-time payment of $3.75 million received in March 2022 as consideration for execution of the Allergan Letter Agreement.

For the nine months ended September 30, 2022 and 2021, we recognized grant revenue of $0 and $0.1 million, respectively. The related revenue is associated with a research and development grant awarded to the Company from the NSF. As of March 31, 2021, all work required by the Company under the grant has been completed.

Total Operating Expenses

Cost of Revenues

For the nine months ended September 30, 2022 and 2021, we recognized $0 and $0.2 million, respectively, for cost of product sold to Allergan under the Allergan Agreements.

Research and Development Expenses

Research and development expenses for the nine months ended September 30, 2022 and 2021 were $3.9 million and $6.9 million, respectively. The decrease of $3.0 million was primarily due to decreases in development costs of our clinical and pre-clinical product candidates, outside services, and personnel related expenses, partially offset by facility rent increases.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2022 and 2021 were $7.5 million and $6.3 million, respectively. The increase of $1.2 million was primarily due to increases in royalty expenses, legal fees, outside services and rent expenses, offset by reductions in insurance and other administrative expenses.

Liquidity and Capital Resources

From inception through September 30, 2022, we had an accumulated deficit of $85.3 million and expect to incur operating losses and generate negative cash flows from operations for the foreseeable future. As of September 30, 2022, we had $14.6 million in cash and cash equivalents.

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

As of September 30, 2022, all shares of the Series A and B Preferred Stock are no longer outstanding and the Company’s only class of outstanding stock is its common stock. No proceeds were received from the March 2022 Offering.

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

As of September 30, 2022, a total of 336,060 warrants issued in the January 2021 Offering to purchase shares of common stock have been exercised and the Company issued 336,060 shares of its common stock. The Company received gross proceeds of approximately $6.8 million.

As of September 30, 2022, the Company had 387,565 shares and 11,375 shares of common stock reserved for issuance pursuant to the warrants and placement agent’s warrants, respectively, issued by the Company in the January 2021 Offering, at an exercise price of $20.00 per share and $25.00 per share, respectively.

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

As of September 30, 2022, no warrants associated with the June 2021 Offering have been exercised.

As of September 30, 2022, the Company had 90,910 shares and 14,946 shares of common stock reserved for issuance pursuant to the warrants and placement agent’s warrants, respectively, issued by the Company in the June 2021 Offering, at an exercise price of $20.00 per share and $27.50 per share, respectively. In connection with the July 2022 Offering, the Company agreed to amend warrants to purchase up to an aggregate of 148,183 shares of common stock of the Company that were originally issued to the investor in the June 2021 Offering.

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

As of September 30, 2022, no warrants associated with the December 2021 Offering have been exercised.

As of September 30, 2022, the Company had 164,707 shares and 20,590 shares of common stock reserved for issuance pursuant to the warrants and placement agent’s warrants, respectively, issued by the Company in the December 2021 Offering, at an exercise price of $8.50 per share and $10.626 per share, respectively. In connection with the July 2022 Offering, the Company agreed to amend warrants to purchase up to an aggregate of 247,059 shares of common stock of the Company that were originally issued to the investor in the December 2021 Offering.

July 2022 Offering

On July 12, 2022, the Company entered into a Securities Purchase Agreement (the “July 2022 Purchase Agreement”) with a single healthcare-focused institutional investor for the sale by the Company of (i) a pre-funded warrant to purchase up to 1,774,309 shares of Common Stock (the “Pre-Funded Warrant”), (ii) a Series A warrant to purchase up to an aggregate of 1,774,309 shares of common stock (the “Series A Warrant”), and (iii) a Series B warrant to purchase up to an aggregate of 1,774,309 shares of common stock (the “Series B Warrant,” and together with the Pre-Funded Warrant and the Series A Warrant, the “Warrants”), in a private placement offering (the “Offering”). The combined purchase price of one Pre-Funded Warrant and accompanying Series A Warrant and accompanying Series B Warrant was $2.818.

Subject to certain ownership limitations, the Series A Warrant becomes exercisable immediately after the issuance date at an exercise price equal to $2.568 per share of common stock, subject to adjustments as provided under the terms of the Series A Warrant, and has a term of five and a half (5.5) years from the issuance date. Subject to certain ownership limitations, the Series B Warrant will become exercisable immediately after the issuance date at an exercise price equal to $2.568 per share of common stock, subject to adjustments as provided under the terms of the Series B Warrant, and has a term of one and a half (1.5) years from the issuance date. Subject to certain ownership limitations described in the Pre-Funded Warrant, the Pre-Funded Warrant was immediately exercisable and may be exercised at an exercise price of $0.0001 per share of common stock any time until all of the Pre-Funded Warrant is exercised in full.

As of September 30, 2022, the Pre-Funded Warrant to purchase up to an aggregate of 1,774,309 shares of common stock had been fully exercised and the Company issued 1,774,309 shares of common stock.

The Company also agreed to amend certain warrants to purchase up to an aggregate of 447,800 shares of common stock of the Company that were issued to the investor in the private placement in November 2020, June 2021 and December 2021 with exercise prices ranging from $8.50 to $34.00 per share and expiration dates ranging from May 18, 2026 to June 21, 2027, so that such warrants have a reduced exercise price of $2.568 per share and expiration date of five and a half (5.5) years following the closing of the private placement, for an additional offering price of $0.0316 per amended warrant. The incremental fair value resulting from the modifications to the warrants was adjusted against the gross proceeds from the offering as an equity issuance cost.

The gross proceeds to the Company were approximately $5 million, before deducting the placement agent’s fees and other offering expenses, and excluding the proceeds, if any, from the exercise of the Series A Warrant, the Series B Warrant, and amended warrants.

As of September 30, 2022, no warrants associated with the July 2022 Purchase Agreement have been exercised.

As of September 30, 2022, the Company had 3,996,418 shares and 124,202 shares of common stock reserved for issuance pursuant to the warrants and placement agent’s warrants, respectively, issued by the Company in the July 2022 Purchase Agreement, at an exercise price of $2.568 per share and $3.5225 per share, respectively.

Additional Common Stock Warrants

In addition, at September 30, 2022, warrants to purchase 68 shares of common stock with an exercise price of $1,486.00 per share remain outstanding that were issued by Conatus in connection with obtaining financing in 2016. These warrants expire on July 3, 2023.

Cash Flow Summary for the nine months ended September 30, 2022 and 2021

The following table shows a summary of our cash flows for the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine Months Ended September 30,
	2022	2021
Net cash provided by (used in)
Operating activities	$(7,244)	$(11,814)
Investing activities	(215)	(91)
Financing activities	3,326	24,347
Net increase (decrease) in cash, cash equivalents and restricted cash	$(4,133)	$12,442

Operating activities

Net cash used in operating activities was $7.3 million for the nine months ended September 30, 2022, resulting from our net loss of $7.7 million, which included total non-cash charges of $0.5 million related to stock-based compensation, and depreciation and amortization, coupled with a $0.1 million change in our operating assets and liabilities.

Net cash used in operating activities was $11.8 million for the nine months ended September 30, 2021, resulting from our net loss of $11.9 million, which included total non-cash charges of $0.7 million related to stock-based compensation, PPP loan forgiveness of $0.5 million, and a $0.2 million change in our operating assets and liabilities.

Investing activities

Net cash used by investing activities was $0.2 million for the nine months ended September 30, 2022, which was related to the purchase of property and equipment.

Net cash used by investing activities was $0.1 million for the nine months ended September 30, 2021, all of which was related to the purchase of property and equipment.

Financing activities

Net cash provided by financing activities was $3.3 million for the nine months ended September 30, 2022, primarily related to $4.4 million net proceeds from a July 2022 private placement, offset by $0.6 million of issuance costs resulting from the issuance and sale of our redeemable convertible preferred stock in a March 2022 private placement offering coupled with $0.5 million related to the redemption premium paid to repurchase the redeemable convertible preferred stock.

Net cash provided by financing activities was $24.3 million for the nine months ended September 30, 2021, resulting primarily from the sales of our common stock through S-1 and S-3 offerings coupled with the exercise of warrants issued in connection with the S-1 offering, offset by $0.2 million in payments made on financed insurance premiums.

Funding Requirements

We are subject to a number of risks similar to those of clinical stage companies, including dependence on key individuals, uncertainty of product development and generation of revenues, dependence on outside sources of capital, risks associated with clinical trials of products, dependence on third-party collaborators for research operations, need for marketing authorization of products, risks associated with protection of intellectual property, and competition with larger, better-capitalized companies. We are closely monitoring ongoing developments in connection with the COVID-19 pandemic, which has resulted in disruptions to clinical trials and may negatively impact our ability to raise capital. To fully execute our business plan, we will need, among other things, to complete our research and development efforts and clinical and regulatory activities. These activities may take several years and will require significant operating and capital expenditures in the foreseeable future. We believe our existing cash and cash equivalents will be sufficient to meet our anticipated cash requirements through December 31, 2023. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect.

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

We consider our critical accounting policies and estimates to be related to accrued research and development expenses and revenue recognition. There have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2022 from those disclosed in “Histogen’s Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies,” included in the 2021 Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

Contractual Obligations and Commitments

There have been no material changes during the nine months ended September 30, 2022 to our contractual obligations disclosed in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2021 Annual Report on Form 10-K.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, with the participation of our Management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2022, the end of the period covered by this report. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2022.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

Employee Litigation

On or about February 17, 2022, two former employees, each of whom separately resigned and terminated their employment with Histogen, filed a complaint in the Superior Court of California, County of San Diego against us, our Board of Directors, our former Chief Executive Officer, as well as three individuals that are currently employed by the Company. Although the complaint lists the “Histogen Board of Directors, a business entity form unknown” as a defendant, the complaint does not specifically list the names of the board members. The plaintiffs allege whistleblower status, retaliation, discrimination, unfair business practices, wrongful termination, violation of civil rights, and other California state law claims. We have tendered the complaint to our liability insurer and engaged outside litigation counsel, as approved by our carrier, to defend Histogen, the Board of Directors and the individuals in this matter. We object to the naming of each of the defendants in this matter and deny each of the plaintiffs’ claims. The plaintiffs agreed to pre-arbitration mediation, which was conducted on May 4, 2022, as was required by the arbitration agreement executed by each of the plaintiffs. Considering that the parties did not resolve the matter through this mediation, the Company petitioned the San Diego Superior Court for an order that the matter be submitted to arbitration consistent with each of the plaintiff’s arbitration agreements. The hearing for the motion to compel arbitration was held on August 12, 2022 and the San Diego Superior Court issued a ruling to uphold the binding arbitration agreements signed by both plaintiff’s. The matter will now proceed to arbitration. We believe that our defense costs, settlement monies, damages or any other awards would be covered by our liability insurance; provided, however, insurance may not cover all claims or could exceed our insurance coverage. We believe that there are substantial defenses to this lawsuit, and we intend to vigorously defend against each of these claims. While this litigation matter is in the early stages, we believe the action is without merit. Nonetheless, the ultimate outcome is unknown at this time.

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

On April 14, 2022, Amerimmune filed its answer to the Company’s Demand for Arbitration, and also asserted five counterclaims for breach of contract, breach of the implied covenant of good faith and fair dealing, intentional interference with prospective economic relations, negligent interference with prospective economic relations, and declaratory relief that Amerimmune has the right to exclusive option. On April 21, 2022, the Company filed its answer to Amerimmune’s counterclaims. On October 5-7, 2022, the parties participated in a three-day evidentiary hearing in the arbitration. Each party submitted post-hearing briefings on October 28, 2022, and the parties then filed their respective post-hearing reply briefs on November 4, 2022. The arbitrator is expected to issue a final ruling in the matter during the fourth quarter of 2022.

On July 13, 2022, Amerimmune filed a separate complaint (the “Federal Complaint”) against the Company in the United States District Court for the Southern District of California. Amerimmune filed a two-count complaint seeking injunctive and declaratory relief relating to the purported exercise of the option as discussed above. Histogen was never served with the Federal Complaint, which has since been dismissed. On July 18, 2022, Amerimmune filed a second, separate complaint against the Company alleging the same facts and causes of action as the Federal Complaint, also seeking injunctive and declaratory relief relating to the purported exercise of the option, in the Superior Court for the County of San Diego (the “State Complaint”). The Company was served with the State Complaint on August 8,

2022. On October 28, 2022, Amerimmune filed a request to dismiss the State Complaint, and the dismissal was entered by the court the same day.

There can be no assurances that the Arbitration will be decided or otherwise result in our favor and the ultimate outcome of this matter is unknown at this time.

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

As of September 30, 2022, the Company has an accumulated deficit of $85.3 million and expects to incur operating losses and generate negative cash flows from operations for the foreseeable future. As of September 30, 2022, we had approximately $14.6 million in cash and cash equivalents. Based on our current business plan and related operating budget, management believes that existing cash and cash equivalents will be sufficient to fund our obligations through December 31, 2023.

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

On October 5-7, 2022, the parties participated in a three-day evidentiary hearing in the arbitration. Each party submitted post-hearing briefings on October 28, 2022, and the parties then filed their respective post-hearing reply briefs on November 4, 2022. The arbitrator is expected to issue a final ruling in the matter during the fourth quarter of 2022.

On July 13, 2022, Amerimmune filed a separate complaint (the “Federal Complaint”) against the Company in the United States District Court for the Southern District of California. Amerimmune filed a two-count complaint seeking injunctive and declaratory relief relating to the purported exercise of the option as discussed above. Histogen was never served with the Federal Complaint, which has since been dismissed. On July 18, 2022, Amerimmune filed a second, separate complaint against the Company alleging the same facts and causes of action as the Federal Complaint, also seeking injunctive and declaratory relief relating to the purported exercise of the option, in the Superior Court for the County of San Diego (the “State Complaint”). The Company was served with the State Complaint on August 8, 2022. On October 28, 2022, Amerimmune filed a request to dismiss the State Complaint, and the dismissal was entered by the court the same day.

There can be no assurances that the Arbitration Demand will be decided or otherwise result in our favor and the ultimate outcome of this Arbitration is unknown at this time. We may not receive a declaratory award to terminate the Collaborative Agreement. Amerimmune may be successful in exercising the option under the Agreement providing for additional licenses to commercialize additional products in various fields pursuant to the terms of the Agreement. If the Collaborative Agreement is not terminated, the arbitrator or judge may decide alternative outcomes such as Amerimmune having the ability to commercialize emricasan on its own or other outcomes that are undeterminable at this time, but, ultimately, have a material adverse impact on the Company and our future viability. We also may not be successful in receiving an award of damages in the Arbitration.

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

Our operations to date have been limited to organizing, staffing, and financing our company, applying for patent rights, manufacturing on a clinical scale, undertaking clinical trials of our product candidates, and engaging in research and development. As a result, we have limited historical operations upon which to evaluate our business and prospects and have not yet demonstrated an ability to obtain marketing approval for any of our product candidates or successfully overcome the risks and uncertainties frequently encountered by companies in the biopharmaceutical industry. We also have generated limited revenues from licensing agreements or product sales to date and continue to incur significant research and development and other expenses. As a result, we have not been profitable and have incurred significant operating losses in every reporting period since our inception, except for the year ended December 31, 2017. For the nine months ended September 30, 2022 and for the years ended December 31, 2021 and 2020, we reported net losses of $7.7 million, $15.0 million, and $18.8 million, respectively, and had an accumulated deficit of $85.3 million as of September 30, 2022.

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

We currently have one product candidate in development, HST-003 for the treatment of articular cartilage defects in the knee. To date, we have spent significant time, money, and effort on the development of our product candidates, HST-003, HST-004, emricasan, and other pre-clinical assets. To date, no pivotal clinical trials designed to provide clinically and statistically significant proof of efficacy, or to provide sufficient evidence of safety to justify approval, have been completed with any of our product candidates. Success in preclinical studies and early clinical trials does not ensure that later clinical trials will generate adequate data to demonstrate the efficacy and safety of a therapeutic candidate.

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

On or about February 17, 2022, two former employees, each of whom separately resigned and terminated their employment with Histogen, filed a complaint in the Superior Court of California, County of San Diego against us, our Board of Directors and certain other of our current and prior employees. The former non-executive employees of the Company have asserted causes of action for whistleblower status, retaliation, discrimination, unfair business practices, wrongful termination, violation of civil rights, and other California state law claims. The Company objects to the naming of each of the defendants in this matter and denies each of the plaintiffs’ claims. The plaintiffs agreed to pre-arbitration mediation, which was conducted on May 4, 2022, as was required by the arbitration agreement executed by each of the plaintiffs. Considering that the parties did not resolve the matter through this mediation, the Company petitioned the San Diego Superior Court for an order that the matter be submitted to arbitration consistent with each of the plaintiff’s arbitration agreements. The hearing for the motion to compel arbitration was held on August 12, 2022 and the San Diego Superior Court issued a ruling to uphold the binding arbitration agreements signed by both plaintiff’s. The matter will now proceed to arbitration. The Company believes that our defense costs, settlement monies, damages or any other awards would be covered by our liability insurance; provided, however, insurance may not cover all claims or could exceed our insurance coverage. The Company believes that there are substantial defenses to this lawsuit, and we intend to vigorously defend against each of these claims. While this litigation matter is in the early stages, the Company believes the action is without merit.

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

To receive regulatory approval for the commercialization of our product candidates, HST-003, HST-004, emricasan, being developed jointly with Amerimmune for the treatment of COVID-19 and evaluated by us for the potential treatment of bacterial skin infections including those related to MRSA, as well as other infectious diseases, and our other preclinical product candidates, CTS-2090 and CTS-2096, or any other product candidates that we may develop, adequate and well-controlled clinical trials must be conducted to demonstrate safety and efficacy in humans to the satisfaction of the FDA and comparable foreign regulatory authorities. In order to support marketing approval, these agencies typically require successful results in one or more Phase 3 clinical trials, which our current product candidates have not yet reached and may never reach. In addition to the risks described above under “Clinical drug development involves uncertain outcomes, and results of earlier studies and trials may not be predictive of future trial results,” we may experience numerous unforeseen events during, or as a result of, the development process that could delay or prevent commercialization of our current or future product candidates, including the following:

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

In addition, our licensed patents and patent applications, and patents and patent applications that we may apply for, own or license in the future, could face other challenges, such as interference proceedings, opposition proceedings, re-examination proceedings and other forms of post-grant review. Any of these challenges, if successful, could result in the invalidation of, or in a narrowing of the scope of, any of our licensed patents and patent applications and patents and patent applications that we may apply for, own or license in the future. Any of these challenges, regardless of their success, would likely be time consuming and expensive to defend and resolve and would divert our management and scientific personnel’s time and attention.

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

Sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur could significantly reduce the market price of our common stock and impair our ability to raise adequate capital through the sale of additional equity securities. We are unable to predict the effect that such sales may have on the prevailing market price of our common stock. As of September 30, 2022, we have outstanding warrants to purchase an aggregate of approximately 4.9 million shares of our common stock, and options to purchase an aggregate of approximately 129 thousand shares of our common stock, which, if exercised, may further increase the number of shares of our common stock outstanding and the number of shares eligible for resale in the public market.

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

As of September 30, 2022, our executive officers, directors and greater than 5% stockholders, in the aggregate, own approximately 2.9% of our outstanding common stock. As a result, such persons, or their appointees to our board of directors, acting together, will be able to exert control or significantly influence over all matters submitted to our board of directors or stockholders for approval, including the appointment of our management, the election and removal of directors and approval of any significant transaction, as well as our management and business affairs. This concentration of ownership may have the effect of delaying, deferring, or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

On July 12, 2022, the Company entered into a Securities Purchase Agreement a single healthcare-focused institutional investor for the sale by the Company of (i) a pre-funded warrant to purchase up to 1,774,309 shares of Common Stock (the “Pre-Funded Warrant”), (ii) a Series A warrant to purchase up to an aggregate of 1,774,309 shares of common stock (the “Series A Warrant”), and (iii) a Series B warrant to purchase up to an aggregate of 1,774,309 shares of common stock (the “Series B Warrant”), in a private placement offering. The combined purchase price of one Pre-Funded Warrant and accompanying Series A Warrant and accompanying Series B Warrant was $2.818. See “Histogen Inc. and Subsidiaries – Notes to Unaudited condensed Consolidated Financial Statements, Item 7. Stockholders’ Equity, July 2022 Offering.”

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

4.8	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 8, 2021).
4.9	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 8, 2021).

4.10	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2021).
4.11	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2021).
4.12	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 12, 2022).
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

Histogen Inc.

Date: November 10, 2022	By:	/s/ Steven J. Mento, Ph.D.
Steven J. Mento, Ph.D.
Interim President, Chief Executive Officer, and Executive Director (Principal Executive Officer)

Date: November 10, 2022	By:	/s/ Susan A. Knudson
Susan A. Knudson Executive Vice President, Chief Financial Officer, Chief Compliance Officer & Corporate Secretary
(Principal Financial Officer)