Form 10-K
period 2022-12-31
Histogen Inc.
filed 2023-03-09
CIK 1383701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

As of June 30, 2022, the last day of the Registrant’s most recently completed second quarter, the aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $5.4 million, based on the closing price of the shares of common stock on The NASDAQ Global Market on June 30, 2022 of $2.28 per share.

The number of shares of Registrant’s Common Stock outstanding as of March 8, 2023 was 4,271,759.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference into the following parts of the Annual Report on Form 10-K: Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the Registrant’s Proxy Statement for the 2023 Annual Meeting of Stockholders.

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
•
our ability to continue as a going concern;
•
our expectations regarding the potential benefits of our strategy and technology and our ability to successfully develop product candidates using our technology;
•
our expectations regarding the operation of our product candidates, future collaborations and related benefits;
•
our beliefs regarding the success, cost and timing of our product candidate development and current and future clinical trials and studies;
•
our beliefs regarding the potential markets for our product candidates;
•
any impact of the COVID-19 pandemic, or responses to the pandemic, on our business, future collaborations, clinical trials or personnel;
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

Item 1. Business.

Overview

We are clinical-stage therapeutics company focused on developing potential first-in-class clinical and preclinical small molecule pan-caspase and caspase selective inhibitors that protect the body’s natural process to restore immune function. Our product candidates include emricasan, CTS-2090 and CTS-2096. Currently, we are developing emricasan for acute bacterial skin and skin structure infections (ABSSSI) as well evaluating its use for other infectious diseases. Our pipeline also includes novel preclinical product candidates including CTS-2090 and CTS-2096, which are highly selective small molecule inhibitors of caspase-1 designed for the treatment of certain inflammatory diseases.

Our Product Candidates

Small Molecule Pipeline

•
Emricasan is an orally available pan-caspase inhibitor designed to reduce the activities of human caspases, which are enzymes that mediate inflammation and apoptosis. Emricasan has completed extensive toxicology testing including chronic toxicology and clean carcinogenicity testing. The drug candidate has previously been shown to be well tolerated in multiple clinical studies involving approximately 1000 subjects employing multiple doses ranging from 1 mg to 500 mg orally with dosing for up to two years, including a Phase 1 study in mild symptomatic COVID-19 patients to assess safety, tolerability, and preliminary efficacy. Additionally, in the fourth quarter of 2021, we completed our pre-clinical evaluation of emricasan for the potential treatment of acute bacterial skin infections, including those related to MRSA, and anticipate initiating clinical development activities for the treatment of ABSSSI in the first half of 2023.

In June 2021, we announced top line results from the Phase 1 study of emricasan in mild symptomatic COVID-19 patients to assess safety, tolerability, and preliminary efficacy. The study demonstrated that emricasan was safe and well-tolerated during the 14 days of dosing and at the day 45 follow-up, as compared to placebo with no reports of serious adverse events. Patients who completed treatment with emricasan had a complete resolution of the symptoms most commonly associated with mild COVID-19, such as cough, headache, and fatigue at day 7 and continued through day 45. No patients in the placebo arm who completed the study experienced COVID-19 associated symptom resolution at any time point out to day 14. Some of the placebo patients did have COVID-19 symptom resolution at day 30 while others experienced symptoms that persisted at day 45. A total of 13 subjects were consented and randomized to receive either placebo or 25 mg emricasan orally, BID for 14 days. PK samples, taken at day 14 of the study to check for compliance, revealed that one patient in the treatment arm did not show any indications of emricasan or its known metabolites in plasma, leading to a reclassification of the patient for the subsequent analysis shown in Figure 1.

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

At present, the Company has decided to pause development of emricasan as a treatment for COVID-19 in favor of development activities related to emricasan as a treatment for ABSSSI.

Additionally within our small molecule pipeline, we have assembled a proprietary portfolio of orally active molecules that inhibit inflammasome pathways and thus the activation of the potent inflammatory cytokine interleukin-1β, or IL-1β. Inhibition of IL-1β is a clinically validated approach to treating inflammatory diseases, with injectable biologic products using that mechanism of action already on the market. The NLRP3 inflammasome pathway, for example, is dependent upon caspase-1, which activates IL-1β. As such, caspase-1 occupies a uniquely central position in the inflammasome pathway, and we have leveraged our scientific expertise in caspase research and development to design potent, selective and orally bioavailable inhibitors of caspase-1. Excess IL-1β has been linked to a variety of diseases including rare genetic inflammatory diseases, neurological diseases, cancer, liver and other gastrointestinal diseases, and cardiovascular diseases.

CTS-2090 and CTS-2096 are selective caspase-1 inhibitors targeting inflammasome activation and have potential to treat a variety of inflammation mediated diseases. Inflammasomes are a collection of large multiprotein structures responsible for the activation of inflammatory responses. There are six known inflammasome subtypes - NLRP1, NLRP3, NLRC4, NLRP6, AIM2 and IFI 16 - that respond to different stimuli. A primary function of the inflammasomes is to generate active caspase-1 from procaspase 1 in response to various pathogens and other stimuli. The ultimate products produced by the activation of caspase 1 are highly pro-inflammatory cytokines, IL-1ß and IL-18. In addition, caspase 1 initiates pyroptosis, a highly inflammatory form of cell death, through the cleavage of gasdermin D. The selection of product candidate, CTS-2090, as a lead compound is based on its preclinical profile, including high selectivity for caspase-1, and drug-like properties showing a high degree of drug exposure in the intestinal track after oral administration. Similarly, we intend to evaluate CTS-2096, as an additional caspase-1 inhibitor drug candidate, and are in the process of exploring its drug like properties.

Technology and Product Licensing Opportunities

Previously, our focus was on developing our proprietary hypoxia-generated growth factor technology platform and stem cell-free biologic products as potential first-in-class restorative therapeutics that ignite the body’s natural process to repair and maintain healthy biological function. In December 2022, we announced termination of our HST-003 study for futility related to patient recruitment and due to pipeline reprioritization, in the third quarter of 2022, we suspended all IND enabling activities on our HST-004 program.

While we are actively seeking collaboration partners or acquirors for our Human Multipotent Cell Conditioned Media, or CCM and our Human Extracellular Matrix, or hECM, there are no assurances that we will find a collaboration partner or acquirer for CCM or hECM or that the terms and timing of any such arrangements would be acceptable to us.

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

Our manufacturing process yields multiple biologic products from a single bioreactor, including CCM and hECM, creating a spectrum of product candidates for a variety of markets from one core technology.

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

Biologics Technology Platform

•
HST-003 is a human extracellular matrix, or hECM, intended for regenerating hyaline cartilage for the treatment of articular cartilage defects in the knee, with a novel, malleable scaffold that stimulates the body’s own stem cells. In September 2020, we were awarded a $2.0 million grant by the Peer Reviewed Orthopaedic Research Program (“PRORP”) of the U.S. Department of Defense (“DoD”) to partially fund a Phase 1/2 clinical trial of HST-003 for regeneration of cartilage in the knee. The U.S. Army Medical Research Acquisition Activity, 820 Chandler Street, Fort Detrick MD, 21702, is the awarding and administering acquisition office. The views expressed in this filing are ours and may not reflect the official policy or position of the Department of the Army, DoD, or the U.S. Government. In December 2020, we filed an investigational new drug application (“IND”) for the initiation of a Phase 1/2 clinical trial to evaluate the safety and efficacy of HST-003, implanted within microfracture interstices and the cartilage defect in the knee to regenerate hyaline cartilage in combination with a microfracture procedure. In January 2021, we announced that the FDA had notified the company that the IND for the Phase 1/2 clinical trial of HST-003 was placed on clinical hold. The hold was due to additional chemistry, manufacturing, and controls (“CMC”) information required for the FDA to complete their review. Following the receipt of the written clinical hold letter on February 3, 2021, we submitted a complete response letter to the FDA on February 19, 2021. In March 2021, the FDA confirmed that Histogen had satisfactorily addressed all clinical hold questions and could proceed with initiation of the Phase 1/2 clinical trial of HST-003. In June 2021, we initiated the trial and to date have had significant challenges with patient recruitment due to the specific nature of the study inclusion criteria and the impact of COVID-19 on the elective surgery environment. The Company added three additional clinical sites in the first quarter of 2022 in an attempt to help address the recruitment challenges. In the second quarter of 2022, the Company expanded its efforts in addressing the recruiting challenges, which included engaging a clinical research organization, or CRO, to evaluate both protocol changes and the potential of adding more clinical sites. In the third quarter of 2022, the Company implemented the protocol changes which the Company believes addressed the study inclusion criteria which should have improved the ability of the clinical sites to enroll patients. Despite these efforts, the clinical sites continue to be unsuccessful in recruiting and enrolling additional patients. Therefore, the Company made the decision in December of 2022 to terminate the study for futility regarding patient recruitment and redirect efforts and funding away from HST-003 to other product candidates.
•
HST-004 is a CCM solution intended to be administered through an intradiscal injection for spinal disc repair. Initial preclinical research has shown that the growth- and repair-factor enriched HST-004 stimulates stem cells from the spinal disc to proliferate and secrete aggrecan and collagen II, regenerate normal matrix and cell tissue structure, and restore disc height. HST-004 was also shown to both reduce inflammation and protease activity and upregulate aggrecan production in an ex vivo spinal disc model. In the second quarter of 2021, we initiated IND enabling activities for HST-004. In the third quarter of 2022, the Company suspended all IND enabling activities for the HST-004 program due to pipeline reprioritization.

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

Market and Commercial Opportunity

Our small molecule pipeline of clinical and preclinical candidates, emricasan, CTS-2090 and CTS-2096, address what we believe to be underserved, multibillion-dollar global markets for the treatments for infectious and inflammatory diseases. We are currently developing emricasan for ABSSSI.

Material Contracts

Pfizer Inc.

In July 2010, we entered into a Stock Purchase Agreement with Pfizer pursuant to which it acquired all of the outstanding capital stock of Idun Pharmaceuticals, Inc. (“Idun”), a wholly-owned subsidiary of Pfizer at the time. Pursuant to the Stock Purchase Agreement, we will be required to make additional payments to Pfizer totaling $18.0 million upon the achievement of specified regulatory milestones relating to emricasan.

Prior to the termination of the Collaboration Agreement with Amerimmune on November 28, 2022, the obligations pursuant to the Stock Purchase Agreement were the responsibility of our former collaboration partner, Amerimmune. In accordance with authoritative guidance, amounts for the milestone payments will be recognized when it is probable that the related contingent liability has been incurred and the amount owed is reasonably estimated. No amounts for the milestone payments have been recorded during the year ended December 31, 2022.

Idun Distribution Agreement

In January 2013, the Company conducted a spin-off of its subsidiary Idun, which the Company had acquired from Pfizer in the transaction described above, to stockholders at that time. Immediately prior to the spin-off, all rights relating to emricasan were distributed to the Company pursuant to a distribution agreement.

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

As consideration for the reacquisition of the Development Assets, Private Histogen compensated PUR with both equity and cash components, including 8,366 shares of Series D convertible preferred stock with a fair value of $1.75 million and a potential cash payout of up to $6.25 million (the “Cap Amount”). Private Histogen paid PUR $0.5 million in upfront cash, forgave approximately $22 thousand of accounts receivable owed by PUR to Private Histogen, and settled an outstanding payable of PUR of approximately $23 thousand owed to a third party. The Company is also obligated to make milestone and royalty payments, including (a) a $0.4 million payment upon the unconditional acceptance and approval of a New Drug Application or Pre-Market Approval Application by the FDA related to the Development Assets, (b) a $0.4 million commercialization milestone upon reaching gross sales (by the Company or licensee) of the $0.5 million of products incorporating the Development Assets, and (c) a five percent (5%) royalty on net revenues collected by Histogen from commercial sales (by the Company or licensee) of products incorporating the Development Assets. The aforementioned cash payments, along with any future milestone and royalty payments, are all applied against the Cap Amount. In accordance with authoritative guidance, amounts for the milestone and royalty payments will be recognized when it is probable that the related contingent liability has been incurred and the amount owed is reasonably estimated. No amounts for the milestone and royalty payments have been recorded as a contingent liability at December 31, 2022 and 2021.

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

During the development of a new drug or biologic, sponsors are given opportunities to meet with the FDA at certain points. These points may be prior to submission of an IND (pre-IND), at the end of Phase II clinical trials (End-of-Phase (EOP) II), and before an NDA (pre-NDA) is submitted. Meetings at other times may be requested (Type A or C meetings). These meetings can provide an opportunity for the sponsor to share information about the data gathered to date, for the FDA to provide advice and for the sponsor and the FDA to reach agreement on the next phase of development. Sponsors typically use the EOP II meeting(s) to discuss their Phase II clinical trials results and present their plans for the pivotal Phase III registration trial that they believe will support approval of the new drug/biologic.

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

Before approving an NDA, the FDA typically will inspect the facilities where the product is manufactured. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with CGMP requirements and adequate to assure consistent production of the product within required specifications. We currently have manufacturing facilities at our corporate headquarters; however, we intend to facilitate a technology transfer of such functions and obligations to a third-party contract development manufacturing organization, for its clinical materials, and certain of its commercial partners for their commercial supply. Until such time as we no longer manufacture any clinical or commercial supply of product, we must ensure that our facilities satisfy FDA manufacturing requirements. Additionally, before approving an NDA, the FDA may inspect one or more clinical sites for compliance with GCP regulations.

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

NDA holders using contract manufacturers, laboratories or packagers are responsible for the selection and monitoring of qualified firms and, in certain circumstances, suppliers to these firms. These firms and, where applicable, their suppliers are subject to inspections by the FDA at any time, and the discovery of violative conditions, including failure to conform to CGMP, could result in enforcement actions that can interrupt the operation of any such firm or result in restrictions on product supply, including, among other things, recall or withdrawal of the product from the market.

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

For our biologics technology platform licensing opportunities, we had established in-house research development and manufacturing capabilities in our corporate headquarters.

Intellectual Property

The proprietary nature of, and protection for, the Company’s product candidates and discovery programs and know-how are important to its business. We have sought patent protection in the United States and internationally for emricasan and crystalline forms of emricasan. In addition, the Company has patent protection covering certain other preclinical stage compounds. The Company’s policy is to pursue, maintain and defend patent rights whether developed internally or licensed from third parties and to protect the technology, inventions and improvements that are commercially important to the development of its business.

As of February 1, 2023, we hold or control 9 issued U.S. patents, 6 pending U.S. patent applications, and 62 patents in various jurisdictions outside the United States related to our small molecule product candidates and biologics technology. Additionally, we are pursuing 24 corresponding patent applications that are pending in various foreign jurisdictions. Further advancement of our intellectual property portfolio will require the filing of patent applications related to our small molecule compounds and product candidates. We have patents extending into the late 2020s, and early 2040 related to our small molecule product candidates, and late 2020s, and 2030 related to our biologics technology platform product candidates, as well as trade secrets protecting our intellectual property. Our patent prosecution strategy includes exploration of opportunities to expand our patent life in order to broaden our existing patent portfolio.

The following is a further description of certain of our key issued patents and pending applications related to our small molecule product candidates, including composition of matter coverage, method of protection, expiration date, number of related patents issued/pending in the US and foreign jurisdictions and the product candidates to which each patent/application relates. We currently hold or control:

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
•
one patent issued in the United States (U.S. Patent No. 11,447,497) and two patent applications pending in foreign jurisdictions directed to (S)-3-(2-(4-(benzyl)-3-oxopiperazin-1-yl)acetamido)-4-oxo-5-(2,3,5,6-tetrafluoro phenoxy) pentanoic acid derivatives and related compounds as caspase inhibitors for treating cardiovascular diseases. We expect that the patents granted in this family, if the appropriate maintenance, renewal, annuity or other governmental fees are paid, will expire in June 2039; and
•
two patent applications pending in the United States (U.S. Patent Application Nos. 16/812,063 and 18/104,691) and fourteen patent applications pending in foreign jurisdictions directed to caspase inhibitors, including CTS-2090 and CTS-2096, for treating autoimmune diseases, inflammatory diseases, CNS diseases liver diseases, respiratory diseases, cardiovascular diseases, dermatological diseases, rheumatological diseases, kidney diseases, and cancers. We expect that the patents granted in this family, if the appropriate maintenance, renewal, annuity or other governmental fees are paid, will expire in March 2040.

In addition, below is a further description of certain of our key issued patents related to our biologics technology platform, including the method of protection, expiration date, number of related patents issued in the US and foreign jurisdictions and the product candidates to which each patent relates. We currently hold or control:

•
three patents issued in the United States (U.S. Patent Nos. 10,538,736, 8,257,947 and 8,524,494) and forty-two patents issued in foreign jurisdictions directed to the production and use of extracellular matrix compositions and more specifically to proteins obtained by culturing cells under hypoxic conditions on a microcarrier beads or a three-dimensional surface in a suitable growth medium. The culturing method produces both soluble and non-soluble fractions, which may be used separately or in combination to obtain physiologically acceptable compositions useful in a variety of medical and therapeutic applications. These U.S. patents relate to HST-001, HST-002, HST-003, HST-004 and HST-005 and are expected to expire between January 2029 and 2030, while patents issued in foreign jurisdictions are expected to expire between January 2029 and July 2030, and three pending applications in foreign jurisdictions with one pending US application;
•
one patent issued in the United States (U.S. Patent Nos. 8,535,913) and four issued patents in foreign jurisdictions which are also directed to the production and use of extracellular matrix compositions and more specifically to proteins obtained by culturing cells under hypoxic conditions on a surface in a suitable growth medium useful for promoting hair growth. This U.S. patent relates to HST-001 and it is expected to expire in January 30, 2029. The issued patents in foreign jurisdictions are expected to expire in January 2029; and four pending applications in foreign jurisdictions with two U.S. applications pending;
•
three patents issued in the United States (U.S. Patent Nos. 8,530,415, 9,512,403, and 11,274,276) and three issued patents in foreign jurisdictions which are also directed to the production of a tissue patch for the repair and regeneration of cells and methods of use using of extracellular matrix compositions and more specifically to proteins obtained by culturing cells under hypoxic conditions on microcarrier beads or a three-dimensional a surface in a suitable growth medium. These U.S. patents relate to HST-003, HST-004 and HST-005 and are expected to expire January to March 2029. The issued patents in foreign jurisdictions are expected to expire in January 2029, and four pending applications in foreign jurisdictions with two US applications pending; and
•
four patents issued in the United States (U.S. Patent Nos. 9,034,312, 9,506,038, 10,675,303, 11,191,780) and four patents issued in foreign jurisdictions related to extracellular matrix compositions for the treatment of cancer, which are scheduled to expire between January 2029 and November 2030, while patents issued in foreign jurisdictions are expected to expire in January 2029; and four pending applications in foreign jurisdictions with two US applications pending, and one further pending U.S. application related to skin care.

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

While we believe our small molecule pipeline focus on addressing underserved, multibillion-dollar global markets, in-house research and development, knowledge, experience, and scientific resources offer competitive advantages, we face competition in the biopharmaceutical industry. The key competitive factors affecting the success of emricasan and our other product candidates are successful completion of clinical trials and timely regulatory approval in markets worldwide.

Emricasan (ABSSSI)

Currently there is no direct competition in the pharmaceutical market for the treatment of ABSSSI (“Acute bacterial skin and skin structure infections”) using a pan-caspase inhibitor:

•
ABSSSI is a hard to treat hospital and community acquired bacterial skin infection that can result in extended hospital stays and in significant instances lead to death, often due to bacteremia.
•
Last line antibiotics provide current treatment options that are eclipsed by bacterial strains causing ABSSSI developing antibiotic resistance against these antibiotics.
•
ABSSSI is characterized by a pathogenic modulation of the human immune system, leading to cell death of immune cells and an aberrant cytokine storm.
•
A recent published pre-clinical study establishes that modulating the host immune system with systemic administration of pan-caspase inhibitors, such as emricasan, can lead to a reduction of ABSSSI lesions caused by organisms such as MRSA.

•
Currently, the commonly used antibiotic treatments for ABSSSI include dalbavancin, oritavancin, tedizolid, vancomycin, doxycycline and delafloxacin. However, there are no FDA approved treatments for ABSSSI that target this novel mechanism of action.

Emricasan (COVID-19)

Currently there are no approved treatments in the pharmaceutical market for the treatment of COVID-19 using a commercially available, or available under Emergency Use Authorization (EUA), pan-caspase inhibitor:

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

Human Capital

As of December 31, 2022, we had 7 full-time employees and 3 of our employees are engaged in research and development activities. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good notwithstanding the claims brought by two former employees. See Item 3. Legal Proceedings.

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
•
Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.
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
•
Any further development of product candidates will require significant resources from us or another collaboration partner, and in the event that we do not find a collaboration partner, development could be significantly delayed or result in the discontinuation of development of our product candidates.
•
Employee litigation and unfavorable publicity could negatively affect our future business.
•
Clinical drug development involves uncertain outcomes, and results of earlier studies and trials may not be predictive of future trial results.
•
If development of our product candidates does not produce favorable results, we, and our future collaborators, may be unable to commercialize these products.

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
•
Our pre and post-Merger net operating loss carryforwards and certain other tax attributes may be subject to limitations. The pre and post-Merger net operating loss carryforwards and certain other tax attributes of us may also be subject to limitations as a result of ownership changes resulting from the Merger and subsequent financings.

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

As of December 31, 2022, the Company has an accumulated deficit of $88.3 million and expects to incur operating losses and generate negative cash flows from operations for the foreseeable future. As of December 31, 2022, we had approximately $12.1 million in cash and cash equivalents. Based on our current business plan and related operating budget, there is substantial doubt about the Company’s ability to continue as a going concern within one year from the date the consolidated financial statements are issued.

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

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Based on the current business plan and operating budget, there is substantial doubt about the Company’s ability to continue as a going concern within one year from the date the consolidated financial statements are issued. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Our ability to continue as a going concern requires that we obtain sufficient funding to finance our operations in the near term. If we are unable to obtain sufficient funding, our business, prospects, financial condition and results of operations will be materially and adversely affected, and we may be unable to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our audited financial statements, and it is likely that investors will lose all or a part of their investment. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms or at all.

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

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

Our consolidated financial statements as of December 31, 2022, were prepared under the assumption that we will continue as a going concern for the next twelve months. Due to our recurring losses from operations, we concluded that there is substantial doubt in our ability to continue as a going concern within one year after the financial statements are issued without additional capital becoming available. Our independent registered public accounting firm has issued an audit opinion that included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate revenue. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We will need to raise additional capital; however, it may be unavailable to us or, even if capital is obtained, may cause dilution or place significant restrictions on our ability to operate our business.

Our operations have required substantial amounts of cash since inception. To date, we have funded our operations primarily through the sale of our preferred and common stock. We are currently advancing one product candidate through clinical development, and have other product candidates in preclinical development, as well as early-stage research projects. Developing our product candidates is expensive, and we expect to continue to spend substantial amounts as we fund our early-stage research projects and continue to advance our programs through preclinical and clinical development. Even if we are successful in developing our product candidates, obtaining regulatory approvals and potentially launching and commercializing any product candidate will require substantial additional funding. Since we will be unable to generate sufficient, if any, cash flow to fund our operations for the foreseeable future, we will need to seek additional equity or debt financing to provide the capital required to maintain or expand our operations.

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

We must continue to satisfy the Nasdaq Capital Market’s continued listing requirements, including, among other things, the corporate governance requirements, and the minimum closing bid price requirement. If we fail to satisfy the continued listing requirements of Nasdaq, which we have in the past. Nasdaq may take steps to delist our common stock. While we currently are in compliance with the Nasdaq listing rules, if we fail in the future to comply with Nasdaq listing rules, it could lead to the delisting of our common stock from Nasdaq and our common stock trading, if at all, only on the over-the-counter market, or OTC market.

If we fail to maintain our listing on Nasdaq, it would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. Delisting from Nasdaq could also result in negative publicity and could also make it more difficult for us to raise additional capital. The absence of such a listing may adversely affect the acceptance of our common stock as currency or the value accorded by other parties. Further, if we are delisted, we would also incur additional costs under state blue sky laws in connection with any sales of our securities. These requirements could severely limit the market liquidity of our common stock and the ability of our stockholders to sell our common stock in the secondary market. If our common stock is delisted by Nasdaq, our common stock may be eligible to trade on an over-the-counter quotation system, such as the OTCQB market, where an investor may find it more difficult to sell our common stock or obtain accurate quotations as to the market value of our common stock. We cannot assure you that our common stock, if delisted from Nasdaq, will be listed on another national securities exchange or quoted on an over-the counter quotation system. If our common stock is delisted, it may come within the definition of “penny stock” as defined in the Exchange Act, and would be covered by Rule 15g-9 of the Exchange Act. That Rule imposes additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors. For transactions covered by Rule 15g-9, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written agreement to the transaction prior to the sale. Consequently, Rule 15g-9, if it were to become applicable, would affect the ability or willingness of broker-dealers to sell our securities, and accordingly would affect the ability of stockholders to sell their securities in the public market. These additional procedures could also limit our ability to raise additional capital in the future.

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

On January 19, 2022, we provided a notice of material breach in connection with Amerimmune’s non-performance under the Collaboration Agreement and, on March 3, 2022, we filed the Arbitration Demand. On March 11, 2022, JAMS issued a Notice of Commencement of Arbitration letter, confirming the commencement of the arbitration as of that date. As part of our Arbitration Demand, we sought a declaratory judgment that Amerimmune had materially breached the Collaboration Agreement, and we are therefore entitled to terminate the Collaboration Agreement. On November 28, 2022, the arbitrator issued an interim award in favor of the Company, granting the Company’s request for declaratory relief and specific performance terminating the Collaboration Agreement and denying each of Amerimmune’s counterclaims. On January 2, 2023, the arbitrator issued a final award affirming the arbitration outcome set forth in the interim award and further awarding the Company its costs in pursuing the arbitration. On February 9, 2023, the Company filed a petition in the Superior Court of California, County of San Diego, seeking to confirm the arbitration award. A hearing on the petition is currently scheduled for May 26, 2023. While we expect the court to confirm the arbitration award, there cannot be absolute certainty that such arbitration award will be confirmed by the Superior Court of California.

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

We are a clinical-stage biopharmaceutical company, have no approved products and have generated minimal revenues from the sale of products. We are focused on developing potential first-in-class clinical and preclinical small molecule pan-caspase and caspase selective inhibitors that protect the body’s natural process to restore immune function. Our product candidates include emricasan, CTS-2090 and CTS-2096. Currently, we are developing emricasan for acute bacterial skin and skin structure infections (ABSSSI) as well evaluating its use for other infectious diseases. We also have novel preclinical product candidates including CTS-2090 and CTS-2096, which are highly selective small molecule inhibitors of caspase-1 designed for the treatment of certain inflammatory diseases.

Our operations to date have been limited to organizing, staffing, and financing our company, applying for patent rights, manufacturing on a clinical scale, undertaking clinical trials of our product candidates, and engaging in research and development. As a result, we have limited historical operations upon which to evaluate our business and prospects and have not yet demonstrated an ability to obtain marketing approval for any of our product candidates or successfully overcome the risks and uncertainties frequently encountered by companies in the biopharmaceutical industry. We also have generated limited revenues from licensing agreements or product sales to date and continue to incur significant research and development and other expenses. As a result, we have not been profitable and have incurred significant operating losses in every reporting period since our inception, except for the year ended December 31, 2017. For the years ended December 31, 2022 and 2021, we reported net losses of $10.6 million and $15.0 million, respectively, and had an accumulated deficit of $88.3 million as of December 31, 2022.

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

We currently have one product candidate in development, emricasan, for acute bacterial skin and skin structure infections (ABSSSI) as well evaluating its use for other infectious diseases. We had also previously been focused on developing HST-003 for the treatment of articular cartilage defects in the knee and HST-004 for the spine, and stopped development activities following our strategic pipeline review in late 2022. To date, we have spent significant time, money, and effort on the development of our product candidates, emricasan, HST-003, HST-004, and other pre-clinical assets. To date, no pivotal clinical trials designed to provide clinically and statistically significant proof of efficacy, or to provide sufficient evidence of safety to justify approval, have been completed with any of our product candidates. Success in preclinical studies and early clinical trials does not ensure that later clinical trials will generate adequate data to demonstrate the efficacy and safety of a therapeutic candidate.

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

The termination of our Collaboration Agreement with Amerimmune resulted in all rights to emricasan being returned to us. Any further development of emricasan will require significant resources from us or another collaboration partner, and in the event that we do not find a collaboration partner, the development of emricasan could be significantly delayed or result in the discontinuation of the development of emricasan.

In late 2022, in accordance with an arbitration award, we terminated the Amerimmune Collaboration Agreement and all rights to emricasan, CTS-2090, and CTS-2096 were returned to us. Further development of emricasan will require significant resources from us or another collaboration partner. We or a new collaboration partner will be responsible for funding any new emricasan development and clinical trial activities undertaken after the termination. Any such further development will require significant resources to develop and commercialize emricasan, and such further development may not be possible in the near term without a new collaboration partner. There are no assurances that we will have access to additional capital or find a new collaboration partner or that the terms and timing of any such arrangements would be acceptable to us. As a result, we could experience a significant delay in the emricasan development process. If we determine instead to discontinue the development of emricasan, we will not receive any future return on our investment from that product candidate.

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

On or about February 17, 2022, two former employees, each of whom separately resigned and terminated their employment with Histogen, filed a complaint in the Superior Court of California, County of San Diego against us, our Board of Directors and certain other of our current and prior employees. The former non-executive employees of the Company have asserted causes of action for whistleblower status, retaliation, discrimination, unfair business practices, wrongful termination, violation of civil rights, and other California state law claims. The Company objects to the naming of each of the defendants in this matter and denies each of the plaintiffs’ claims. The plaintiffs agreed to pre-arbitration mediation, which was conducted on May 4, 2022, as was required by the arbitration agreement executed by each of the plaintiffs. Considering that the parties did not resolve the matter through this mediation, we petitioned the San Diego Superior Court for an order that the matter be submitted to arbitration consistent with each of the plaintiff’s arbitration agreements. The hearing for the motion to compel arbitration was held on August 12, 2022 and the San Diego Superior Court issued a ruling to uphold the binding arbitration agreements signed by both plaintiff’s. The matter is expected to proceed to arbitration but is the responsibility of the plaintiffs to initiate the arbitration proceeding. We believe that our defense costs, settlement monies, damages or any other awards would be covered by our liability insurance; provided, however, insurance may not cover all claims or could exceed our insurance coverage. We also believe that there are substantial defenses to this lawsuit, and we intend to vigorously defend against each of these claims. While this litigation matter is in the early stages, we believe the action is without merit.

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

If development of our product candidates does not produce favorable results, we, and any future collaborators, may be unable to commercialize these products.

To receive regulatory approval for the commercialization of our product candidate emricasan, being developed for ABSSSI, and our other preclinical product candidates, CTS-2090 and CTS-2096, or any other product candidates that we may develop, adequate and well-controlled clinical trials must be conducted to demonstrate safety and efficacy in humans to the satisfaction of the FDA and comparable foreign regulatory authorities. In order to support marketing approval, these agencies typically require successful results in one or more Phase 3 clinical trials, which our current product candidates have not yet reached and may never reach. In addition to the risks described above under “Clinical drug development involves uncertain outcomes, and results of earlier studies and trials may not be predictive of future trial results,” we may experience numerous unforeseen events during, or as a result of, the development process that could delay or prevent commercialization of our current or future product candidates, including the following:

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

In the future, we or any future collaborators will be responsible for establishing the targeted endpoints and goals for development of our product candidates. These targeted endpoints and goals may be inadequate to demonstrate the safety and efficacy levels required for regulatory approvals. Even if we believe data collected during the development of our product candidates are promising, such data may not be sufficient to support marketing approval by the FDA or comparable foreign authorities. Further, data generated during development can be interpreted in different ways, and the FDA or comparable foreign authorities may interpret such data in different ways than us or our collaborators. Our failure to adequately demonstrate the safety and efficacy of our product candidates would prevent our receipt of regulatory approval, and ultimately the potential commercialization of these product candidates.

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

We may fail to select or capitalize on the most scientifically, clinically or commercially promising or profitable product candidates.

We continue to evaluate our business strategy and, as a result, may modify our strategy in the future. In this regard, we may, from time to time, focus our product development efforts on different product candidates or may delay, suspend or terminate the future development of a product candidate at any time for strategic, business, financial or other reasons. For example, in late 2022, we decided to pause development activities on our CCM and our hECM lines of product candidates and focus development efforts elsewhere within the product portfolio while we continue to seek potential strategic partners for such assets. As a result of changes in our strategy, we have and may in the future change or refocus our existing product development, commercialization and manufacturing activities. This could require changes in our facilities and our personnel. Any product development changes that we implement may not be successful. In particular, we may fail to select or capitalize on the most scientifically, clinically or commercially promising or profitable product candidates. Our decisions to allocate our research and development, management and financial resources toward particular product candidates may not lead to the development of viable commercial products and may divert resources from better opportunities. Similarly, our decisions to delay or terminate product development programs may also prove to be incorrect and could cause us to miss valuable opportunities.

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

We anticipate seeking third-party collaborators for the research, development, and commercialization of certain of the product candidates we may develop. For example, we previously entered into an agreement with Amerimmune under which we and Amerimmune were jointly developing emricasan for the treatment of COVID-19. As a result of the termination of the Collaboration Agreement with Amerimmune in late 2022, we will need to invest or find a collaboration partner to invest significant resources in the further development of emricasan.

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
•
recruiting and enrolling patients to participate in our clinical trials; and
•
the failure of our licensees to adequately resource our product candidates due to their focus on other programs or as a result of general market conditions.

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

All entities involved in the preparation of therapeutics for clinical trials or commercial sale, including our contract manufacturers for our product candidates, are subject to extensive regulation. Components of a finished therapeutic product approved for commercial sale or used in late-stage clinical trials must be manufactured in accordance with CGMP. These regulations govern manufacturing processes and procedures and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of contaminants or to inadvertent changes in the properties or stability of our product candidates that may not be detectable in final product testing. We or our contract manufacturers must supply all necessary documentation in support of an NDA on a timely basis and must adhere to GLP and CGMP regulations enforced by the FDA or comparable foreign authorities through their facilities inspection program. Some of our contract manufacturers may not have produced a commercially approved pharmaceutical product and therefore may not have obtained the requisite regulatory authority approvals to do so. The facilities and quality systems of some or all of our third-party contractors must pass a pre-approval inspection for compliance with the applicable regulations as a condition of regulatory approval of our product candidates or any of our other potential products. In addition, the regulatory authorities may, at any time, audit or inspect a manufacturing facility involved with the preparation of our product candidates or any of our other potential products or the associated quality systems for compliance with the regulations applicable to the activities being conducted. Although we plan to oversee the contract manufacturers, we cannot control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with the regulatory requirements. If these facilities do not pass a pre-approval plant inspection, regulatory approval of the products may not be granted or may be substantially delayed until any violations are corrected to the satisfaction of the regulatory authority, if ever.

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

Additionally, if supply from one manufacturer is interrupted, an alternative manufacturer would need to be qualified through an NDA supplement, or equivalent foreign regulatory filing, which could result in further delay. The regulatory agencies may also require additional studies or trials if a new manufacturer is relied upon for commercial production. Switching manufacturers may involve substantial costs and is likely to result in a delay in our desired clinical and commercial timelines.

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
•
any delay in filing an Investigational New Drug Application, or NDA, for any of our product candidates and any adverse development or perceived adverse development with respect to the FDA’s review of that IND or NDA;
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

Sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur could significantly reduce the market price of our common stock and impair our ability to raise adequate capital through the sale of additional equity securities. We are unable to predict the effect that such sales may have on the prevailing market price of our common stock. As of December 31, 2022, we have outstanding warrants to purchase an aggregate of approximately 4.9 million shares of our common stock, and options to purchase an aggregate of approximately 118 thousand shares of our common stock, which, if exercised, may further increase the number of shares of our common stock outstanding and the number of shares eligible for resale in the public market.

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

As of December 31, 2022, our executive officers, directors and greater than 5% stockholders, in the aggregate, own approximately 8.1% of our outstanding common stock. As a result, such persons, or their appointees to our board of directors, acting together, will be able to exert control or significantly influence over all matters submitted to our board of directors or stockholders for approval, including the appointment of our management, the election and removal of directors and approval of any significant transaction, as well as our management and business affairs. This concentration of ownership may have the effect of delaying, deferring, or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

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

Item 3. Legal Proceedings.

Employee Litigation

On or about February 17, 2022, two former employees, each of whom separately resigned and terminated their employment with Histogen, filed a complaint in the Superior Court of California, County of San Diego against us, our Board of Directors, our former Chief Executive Officer, as well as three individuals that are currently employed by the Company. Although the complaint lists the “Histogen Board of Directors, a business entity form unknown” as a defendant, the complaint does not specifically list the names of the board members. The plaintiffs allege whistleblower status, retaliation, discrimination, unfair business practices, wrongful termination, violation of civil rights, and other California state law claims. We have tendered the complaint to our liability insurer and engaged outside litigation counsel, as approved by our carrier, to defend Histogen, the Board of Directors and the individuals in this matter. We object to the naming of each of the defendants in this matter and deny each of the plaintiffs’ claims. The plaintiffs agreed to pre-arbitration mediation, which was conducted on May 4, 2022, as was required by the arbitration agreement executed by each of the plaintiffs. Considering that the parties did not resolve the matter through this mediation, the Company petitioned the San Diego Superior Court for an order that the matter be submitted to arbitration consistent with each of the plaintiff’s arbitration agreements. The hearing for the motion to compel arbitration was held on August 12, 2022 and the San Diego Superior Court issued a ruling to uphold the binding arbitration agreements signed by both plaintiff’s. The matter is expected to now proceed to arbitration but is the responsibility of the plaintiffs to initiate the arbitration proceeding. We believe that our defense costs, settlement monies, damages or any other awards would be covered by our liability insurance; provided, however, insurance may not cover all claims or could exceed our insurance coverage. We believe that there are substantial defenses to this lawsuit, and we intend to vigorously defend against each of these claims. While this litigation matter is in the early stages, we believe the action is without merit. Nonetheless, the ultimate outcome is unknown at this time.

Amerimmune Collaborative Development and Commercialization Agreement Arbitration

On March 3, 2022, we filed a demand for arbitration (“Arbitration Demand”) with JAMS in the county of San Diego, against Amerimmune LLC (“Amerimmune”) seeking a declaratory judgment that Amerimmune had materially breached the Collaboration Agreement entered into by and between us and Amerimmune on October 26, 2020, and that the we are therefore entitled to terminate the Collaboration Agreement in accordance with its terms. On November 28, 2022, the arbitrator issued an interim award in favor of the Company, granting the Company’s request for declaratory relief and specific performance terminating the Collaboration Agreement and denying each of Amerimmune’s counterclaims. On January 2, 2023, the arbitrator issued a final award affirming the arbitration outcome set forth in the interim award and further awarding the Company its costs in pursuing the arbitration. On February 9, 2023, the Company filed a petition in the Superior Court of California, County of San Diego, seeking to confirm the arbitration award. A hearing on the petition is currently scheduled for May 26, 2023.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is listed on the Nasdaq Capital Market under the ticker “HSTO”.

Holders of Common Stock

On February 28, 2023, there were approximately 101 holders of record of our common stock.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K for the period ended December 31, 2022. As further described in Note 1of the notes to our consolidated financial statements included elsewhere in this Annual Report, Private Histogen was determined to be the accounting acquirer in the Merger. In addition, references to the Company’s operating results prior to the Merger will refer to the operating results of Private Histogen. Except as otherwise indicated herein or as the context otherwise requires, references in this Annual Report on Form 10-K to “Histogen” “the Company,” “we,” “us” and “our” refer to Histogen Inc., a Delaware corporation, on a post-Merger basis, and the term “Private Histogen” refers to the business of privately-held Histogen Inc. prior to completion of the Merger. The following discussion and analysis of our financial condition and results of operations contains forward-looking statements that involve a number of risks, uncertainties and assumptions. Actual events or results may differ materially from our expectations. Important factors that could cause actual results to differ materially from those stated or implied by our forward-looking statements include, but are not limited to, those set forth in the “Risk Factors” section of this annual report, many of which are outside of our control. All forward-looking statements included in this annual report are based on information available to us as of the time we file and, except as required by law, we undertake no obligation to update publicly or revise any forward-looking statements.

Overview

We are clinical-stage therapeutics company focused on developing potential first-in-class clinical and preclinical small molecule pan-caspase and caspase selective inhibitors that protect the body’s natural process to restore immune function. Our product candidates include emricasan, CTS-2090 and CTS-2096. Currently, we are developing emricasan for acute bacterial skin and skin structure infections (ABSSSI) as well evaluating its use for other infectious diseases. Our pipeline also includes novel preclinical product candidates including CTS-2090 and CTS-2096, which are highly selective small molecule inhibitors of caspase-1 designed for the treatment of certain inflammatory diseases.

Previously, our focus was on developing our proprietary hypoxia-generated growth factor technology platform and stem cell-free biologic products as potential first-in-class restorative therapeutics that ignite the body’s natural process to repair and maintain healthy biological function. In December 2022, we announced termination of our HST-003 study for futility related to patient recruitment and due to pipeline reprioritization, in the third quarter of 2022, we suspended all IND enabling activities on our HST-004 program.

While we are actively seeking collaboration partners or acquirors for our Human Multipotent Cell Conditioned Media, or CCM and our Human Extracellular Matrix, or hECM, there are no assurances that we will find a collaboration partner or acquirer for CCM or hECM or that the terms and timing of any such arrangements would be acceptable to us.

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
•
costs incurred and reimbursed under our grant awarded by the U.S. Department of Defense (“DoD”) to partially fund our Phase 1/2 clinical trial of HST-003 for regeneration of cartilage in the knee;
•
costs incurred for IND enabling activities for HST-004 for spinal disc repair;
•
costs incurred for completing the feasibility assessment of emricasan for the potential treatment of skin bacterial infections including those related to ABSSSI’s, as well as other infectious diseases; and
•
laboratory and vendor expenses related to the execution of preclinical and clinical trials.

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

	Years Ended December 31,
	2022	2021
Pre-clinical and clinical	$1,418	$2,700
Salaries and benefits	2,182	4,149
Facilities and other costs	1,421	1,624
Total research and development expenses	$5,021	$8,473

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

Other Income

Other income primarily consists of the Paycheck Protection Program Loan forgiven by the Small Business Administration on May 21, 2021.

Results of Operations

Comparison of Years Ended December 31, 2022 and 2021

The following table sets forth our selected statements of operations data for the years ended December 31, 2022 and 2021 (in thousands):

	Years Ended December 31,
	2022	2021	Change
Revenues
Product revenue	$—	$892	$(892)
License revenue	3,769	27	3,742
Grant revenue	—	113	(113)
Total revenues	3,769	1,032	2,737
Operating expenses
Cost of product revenue	—	220	(220)
Research and development	5,021	8,473	(3,452)
General and administrative	9,391	7,796	1,595
Total operating expenses	14,412	16,489	(2,077)
Loss from operations	(10,643)	(15,457)	4,814
Total other income (expense), net	(1)	448	(449)
Net loss	$(10,644)	$(15,009)	$4,365

Revenues

For the years ended December 31, 2022 and 2021, we recognized license revenues of $3.8 million and $27 thousand, respectively. The increase in the current period is due to a one-time payment of $3.75 million received in March 2022 as consideration for execution of the Allergan Letter Agreement.

For the years ended December 31, 2022 and 2021, we recognized product revenues of $0 and $0.9 million, respectively. The product revenue for the year ended December 31, 2021 was due to a one-time unanticipated sale of CCM to Allergan, unrelated to the Allergan Agreements. As of March 31, 2021, all obligations of the Company related to the additional supply of CCM to Allergan under the Allergan Agreements had been completed.

For the years ended December 31, 2022 and 2021, we recognized grant revenue of $0 and $0.1 million, respectively. The grant revenue for 2021 is associated with a research and development grant awarded to the Company from the NSF. As of March 31, 2021, all work required by the Company under the grant has been completed.

Total Operating Expenses

Cost of Revenues

For the years ended December 31, 2022 and 2021, we recognized $0 and $0.2 million, respectively, for cost of product sold to Allergan under the Allergan Agreements.

Research and Development Expenses

Research and development expenses for the years ended December 31, 2022 and 2021 were $5.0 million and $8.5 million, respectively. The decrease of $3.5 million was primarily due to decreases in personnel related expenses, the number of clinical and preclinical candidates in development and corresponding reduction of costs, partially offset by facility rent increases.

General and Administrative Expenses

General and administrative expenses for the years ended December 31, 2022 and 2021 were $9.4 million and $7.8 million, respectively. The increase of $1.6 million was primarily due to increases in royalty expenses, legal fees, outside services, rent expenses and personnel expenses, partially offset by reductions in insurance and other administrative expenses.

Liquidity and Capital Resources

From inception through December 31, 2022, we have an accumulated deficit of $88.3 million and expect to incur operating losses and generate negative cash flows from operations for the foreseeable future. As of December 31, 2022, we had approximately $12.1 million in cash and cash equivalents.

We have not yet established ongoing sources of revenues sufficient to cover our operating costs and will need to continue to raise additional capital to support our future operating activities, including progression of our development programs, preparation for potential commercialization, and other operating costs. Our plans with regard to these matters include entering into a combination of additional debt or equity financing arrangements, strategic partnerships, collaboration and licensing arrangements, or other similar arrangements. There can be no assurance that we will be able to obtain additional financing on terms acceptable to us, on a timely basis or at all. The aforementioned factors raise substantial doubt about our ability to continue as a going concern.

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Based on the current business plan and operating budget, there is substantial doubt about the Company’s ability to continue as a going concern within one year from the date the consolidated financial statements are issued. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Redeemable Convertible Preferred Stock

March 2022 Offering of Preferred Stock

As described in Note 7 to the consolidated financial statements, in March 2022, the Company completed a private placement offering (the “March 2022 Offering”) of Series A Preferred Stock and Series B Preferred Stock. The proceeds of $4.76 million were held in escrow and were only permitted to be disbursed to the Company upon conversion of the Series A and Series B Preferred Stock.

Between June 2, 2022, and June 29, 2022, the Company redeemed for cash proceeds totaling $5,250,500, 2,500 outstanding shares of Series A Preferred Stock and 2,500 outstanding shares of Series B Preferred Stock based on the receipt of the Redemption Notices (the “Preferred Redemption”) at a price equal to 105% of the $1,000 stated value per share.

As of December 31, 2022, all shares of the Series A and B Preferred Stock are no longer outstanding and the Company’s only class of outstanding stock is its common stock. No proceeds were received from the March 2022 Offering.

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

As of December 31, 2022, a total of 336,060 warrants issued in the January 2021 Offering to purchase shares of common stock have been exercised and the Company issued 336,060 shares of its common stock. The Company received gross proceeds of approximately $6.8 million.

As of December 31, 2022, the Company had 387,565 shares and 11,375 shares of common stock reserved for issuance pursuant to the warrants and placement agent’s warrants, respectively, issued by the Company in the January 2021 Offering, at an exercise price of $20.00 per share and $25.00 per share, respectively.

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

As of December 31, 2022, no warrants associated with the June 2021 Offering have been exercised.

As of December 31, 2022, the Company had 90,910 shares and 14,946 shares of common stock reserved for issuance pursuant to the warrants and placement agent’s warrants, respectively, issued by the Company in the June 2021 Offering, at an exercise price of $20.00 per share and $27.50 per share, respectively. In connection with the July 2022 Offering, the Company agreed to amend warrants, by reducing the exercise price and extending the expiration date, to purchase up to an aggregate of 148,183 shares of common stock of the Company that were originally issued to the investor in the June 2021 Offering.

December 2021 Offering of Common Stock

In December 2021, the Company completed a registered direct offering (the “December 2021 Offering”) of an aggregate of 411,764 shares of common stock and 411,766 warrants to purchase up to 411,766 shares of common stock, at a public offering price of $8.50 per share. The accompanying warrants permit the investor to purchase additional shares equal to approximately the same number of shares of the Company’s common stock purchased by the investor. The warrants have an exercise price of $8.50 per share, may be exercised any time on or after 6 months and one (1) day after the issuance date, and expire five and a half (5.5) years following the date of issuance. In addition, the Company’s placement agent was issued compensatory warrants equal to 5.0%, or 20,590 shares, of the aggregate number of shares of common stock sold in the offering, which are immediately exercisable for an exercise price of $10.626 and expire five and a half (5.5) years following the date of issuance on June 21, 2027. The Company received gross proceeds of $3.5 million and incurred cash-based placement agent fees and other offering expenses of approximately $0.5 million.

As of December 31, 2022, no warrants associated with the December 2021 Offering have been exercised.

As of December 31, 2022, the Company had 164,707 shares and 20,590 shares of common stock reserved for issuance pursuant to the warrants and placement agent’s warrants, respectively, issued by the Company in the December 2021 Offering, at an exercise price of $8.50 per share and $10.626 per share, respectively. In connection with the July 2022 Offering, the Company agreed to amend warrants, by reducing the exercise price and extending the expiration date, to purchase up to an aggregate of 247,059 shares of common stock of the Company that were originally issued to the investor in the December 2021 Offering.

July 2022 Offering of Common Stock

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

Subject to certain ownership limitations, the Series A Warrant is exercisable immediately after the issuance date at an exercise price equal to $2.568 per share of common stock, subject to adjustments as provided under the terms of the Series A Warrant, and has a term of five and a half (5.5) years from the issuance date. Subject to certain ownership limitations, the Series B Warrant is exercisable immediately after the issuance date at an exercise price equal to $2.568 per share of common stock, subject to adjustments as provided under the terms of the Series B Warrant, and has a term of one and a half (1.5) years from the issuance date. Subject to certain ownership limitations described in the Pre-Funded Warrant, the Pre-Funded Warrant was immediately exercisable and may be exercised at an exercise price of $0.0001 per share of common stock any time until all of the Pre-Funded Warrant is exercised in full. As of December 31, 2022, the Pre-Funded Warrant to purchase up to an aggregate of 1,774,309 shares of common stock had been fully exercised and the Company issued 1,774,309 shares of common stock.

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

As of December 31, 2022, no warrants associated with the July 2022 Purchase Agreement have been exercised.

As of December 31, 2022, the Company had 3,996,418 shares and 124,202 shares of common stock reserved for issuance pursuant to the warrants and placement agent’s warrants, respectively, issued by the Company in the July 2022 Purchase Agreement, at an exercise price of $2.568 per share and $3.5225 per share, respectively.

Common Stock Purchase Agreement with Lincoln Park

In July 2020, the Company entered into a common stock purchase agreement (the “2020 Purchase Agreement”) with Lincoln Park which provided that, upon the terms and subject to the conditions and limitations in the 2020 Purchase Agreement, Lincoln Park was committed to purchase up to an aggregate of $10.0 million of shares of the Company’s common stock at the Company’s request from time to time during a 24 month period that began in July 2020 and at prices based on the market price of the Company’s common stock at the time of each sale. Upon execution of the 2020 Purchase Agreement, the Company sold 16,425 shares of common stock at $60.88 per share to Lincoln Park for gross proceeds of $1.0 million. During the year ended December 31, 2020, the Company sold an additional 15,000 shares of common stock to Lincoln Park for gross proceeds of approximately $0.5 million. In addition, in consideration for entering into the 2020 Purchase Agreement and concurrently with the execution of the 2020 Purchase Agreement, the Company issued 3,348 shares of its common stock to Lincoln Park. During the year ended December 31, 2022, the Company did not sell any shares of common stock to Lincoln Park.

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

In addition, as of December 31, 2022, warrants to purchase 68 shares of common stock with an exercise price of $1,486.00 per share remain outstanding that were issued by Conatus in connection with obtaining financing in 2016. These warrants expire on July 3, 2023.

See warrant discussion above in connection with the January 2021 Offering, the June 2021 Offering, the December 2021 Offering, and the July 2022 Offering.

Cash Flow Summary for the Years Ended December 31, 2022 and 2021

The following table shows a summary of our cash flows for the years ended December 31, 2022 and 2021 (in thousands):

	Years Ended December 31,
	2022	2021
Net cash provided by (used in)
Operating activities	$(9,683)	$(14,532)
Investing activities	(216)	(241)
Financing activities	3,323	27,085
Net increase (decrease) in cash, cash equivalents and restricted cash	$(6,576)	$12,312

Operating activities

Net cash used in operating activities was $9.7 million for the year ended December 31, 2022, resulting from our net loss of $10.6 million, which included non-cash charges of $0.7 million primarily related to depreciation and amortization and stock-based compensation, coupled with a $0.2 million net increase in operating assets and liabilities.

Net cash used in operating activities was $14.5 million for the year ended December 31, 2021, resulting from our net loss of $15.0 million, which included non-cash charges of $0.4 million related to depreciation and amortization, stock-based compensation and forgiveness of our Paycheck Protection Program Loan, coupled with a $0.1 million net increase in operating assets and liabilities.

Investing activities

Net cash used in investing activities was $0.2 million for the year ended December 31, 2022, which was related to the purchase of property and equipment.

Net cash used in investing activities was $0.2 million for the year ended December 31, 2021, all of which was related to the purchase of property and equipment.

Financing activities

Net cash provided by financing activities was $3.3 million for the year ended December 31, 2022, primarily related to $4.4 million net proceeds from a July 2022 private placement, offset by $0.6 million of issuance costs resulting from the issuance and sale of our redeemable convertible preferred stock in a March 2022 private placement offering coupled with $0.5 million related to the redemption premium paid to repurchase the redeemable convertible preferred stock.

Net cash provided by financing activities was $27.1 million for the year ended December 31, 2021, resulting from sales of our common stock in registered direct offerings and the exercise of warrants.

Funding Requirements

We are subject to a number of risks similar to those of clinical stage companies, including dependence on key individuals, uncertainty of product development and generation of revenues, dependence on outside sources of capital, risks associated with clinical trials of products, need for marketing authorization of products, risks associated with protection of intellectual property, and competition with larger, better-capitalized companies. We are closely monitoring ongoing developments in connection with the COVID-19 pandemic, which has resulted in disruptions to clinical trials and may negatively impact our ability to raise capital. To fully execute our business plan, we will need, among other things, to complete our research and development efforts and clinical and regulatory activities. These activities may take several years and will require significant operating and capital expenditures in the foreseeable future. Based on the current business plan and operating budget, there is substantial doubt about the Company’s ability to continue as a going concern within one year from the date the consolidated financial statements are issued. There can be no assurance that we will be able to obtain additional financing on terms acceptable to us, on a timely basis or at all. In addition, changing circumstances may cause us to increase our spending significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. Our future capital requirements will depend on many factors, including:

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

Contractual Obligations and Commitments

Pfizer Inc.

In July 2010, the Company entered into a Stock Purchase Agreement with Pfizer pursuant to which it acquired all of the outstanding capital stock of Idun Pharmaceuticals, Inc. (“Idun”), a wholly-owned subsidiary of Pfizer at the time. Pursuant to the Stock Purchase Agreement, the Company will be required to make additional payments to Pfizer totaling $18.0 million upon the achievement of specified regulatory milestones relating to emricasan.

Prior to the termination of the Collaboration Agreement with Amerimmune on November 28, 2022, the obligations pursuant to the Stock Purchase Agreement were the responsibility of our former collaboration partner, Amerimmune. In accordance with authoritative guidance, amounts for the milestone payments will be recognized when it is probable that the related contingent liability has been incurred and the amount owed is reasonably estimated. No amounts for the milestone payments have been recorded during the year ended December 31, 2022.

Idun Distribution Agreement

In January 2013, the Company conducted a spin-off of its subsidiary Idun, which the Company had acquired from Pfizer in the transaction described above, to stockholders at that time. Immediately prior to the spin-off, all rights relating to emricasan were distributed to the Company pursuant to a distribution agreement.

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

As consideration for the reacquisition of the Development Assets, Private Histogen compensated PUR with both equity and cash components, including 8,366 shares of Series D convertible preferred stock with a fair value of $1.75 million and a potential cash payout of up to $6.25 million (the “Cap Amount”). Private Histogen paid PUR $0.5 million in upfront cash, forgave approximately $22 thousand of accounts receivable owed by PUR to Private Histogen, and settled an outstanding payable of PUR of approximately $23 thousand owed to a third party. The Company is also obligated to make milestone and royalty payments, including (a) a $0.4 million payment upon the unconditional acceptance and approval of a New Drug Application or Pre-Market Approval Application by the FDA related to the Development Assets, (b) a $0.4 million commercialization milestone upon reaching gross sales (by the Company or licensee) of the $0.5 million of products incorporating the Development Assets, and (c) a five percent (5%) royalty on net revenues collected by Histogen from commercial sales (by the Company or licensee) of products incorporating the Development Assets. The aforementioned cash payments, along with any future milestone and royalty payments, are all applied against the Cap Amount. In accordance with authoritative guidance, amounts for the milestone and royalty payments will be recognized when it is probable that the related contingent liability has been incurred and the amount owed is reasonably estimated. No amounts for the milestone and royalty payments have been recorded through the year ended December 31, 2022.

Allergan License and Supply Agreements

In July 2017, the Company and Allergan entered into a letter agreement to transfer Suneva Medical, Inc.’s Amended and Restated License and Supply Agreements (collectively the “Allergan Agreements”) to Allergan, which grants exclusive rights to commercialize our CCM skin care ingredient worldwide, excluding South Korea, China, and India, in exchange for royalty payments to us based on Allergan’s sales of product including the licensed ingredient. Through December 31, 2020, we entered into several amendments to the Allergan Agreements to, among other things, expand Allergan’s license rights, identify exclusive and non-exclusive fields of use, and clarify responsibilities related to regulatory filings. For these amendments to the Allergan Agreements, we have received cash payments of $19.5 million through December 31, 2022. The Allergan Agreements also include a potential future milestone payment of $5.5 million if Allergan’s net sales of products containing our CCM skin care ingredient exceeds $60 million in any calendar year through December 31, 2027.

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

Amerimmune Collaborative Development and Commercialization Agreement

In October 2020, we entered into a Collaborative Development and Commercialization Agreement (“the Collaboration Agreement”) with Amerimmune to jointly develop emricasan for the potential treatment of COVID-19. The FDA approved an investigational new drug application (IND) to initiate a Phase 1 study of emricasan in mild COVID-19 patients to assess safety and tolerability in 2020. Under the Collaboration Agreement, during the agreed upon research term, Amerimmune, at its own expense and in collaboration with us, was required to use commercially reasonable efforts to lead the development activities for emricasan, limited to the treatment of COVID-19.

Pursuant to the terms of the Collaboration Agreement, each party retained ownership of their legacy intellectual property and was responsible for ongoing patent application prosecution and maintenance costs and jointly owned any intellectual property developed during the term of the agreement. In addition, we granted Amerimmune an exclusive option, subject to terms and conditions including completion of a Phase 2 clinical trial by Amerimmune during the research term, to obtain an exclusive license that, if granted by us, allowed Amerimmune alone, or in conjunction with one or more strategic partners, to use its commercially reasonable efforts to develop, manufacture, and commercialize emricasan and other caspase modulators, including CTS-2090 and CTS-2096, and we would share the profits equally with Amerimmune. No consideration would be transferred to the Company until profits, as defined in the Collaboration Agreement, were generated by Amerimmune from developing or commercializing products.

We identified multiple promises to deliver goods and services, which include at the inception of the agreement: (i) a license to technology and patents, information, and know-how; (ii) supply of emricasan and (iii) collaboration, including our participation in a Joint Development Committee and Joint Partnering Committee. At inception and through December 31, 2022, we identified one performance obligation for all the deliverables under the Collaboration Agreement since the delivered elements were either not capable of being distinct or are not distinct within the context of the contract. No upfront consideration was exchanged between the parties and any consideration received would have been dependent on the successful execution of a qualifying strategic partnership, as defined, on the successful commercialization of emricasan, or upon a change in control of Amerimmune, as defined. Although we would have recognized revenue upon the occurrence of one of these events, no such events have occurred as of December 31, 2022.

On January 19, 2022, we provided a notice of material breach in connection with Amerimmune’s non-performance under the Collaboration Agreement and, on March 3, 2022, we filed the Arbitration Demand. As part of our Arbitration Demand, we have requested that the Collaboration Agreement be terminated. We further brought the Arbitration Demand for breach of contract, seeking an award of specific performance requiring Amerimmune to comply with the terms of the Agreement, which provide that, in the event of termination for material breach, all rights and licenses granted to Amerimmune by us shall terminate, and any and all rights granted by us to Amerimmune revert to Histogen.

On March 8, 2022, Amerimmune provided written notice to exercise an option for additional license rights to develop additional products, provided, however, we rejected Amerimmune’s election of the option and believe that Amerimmune no longer has the right to exercise the option based on, among other reasons, our belief that the Collaboration Agreement is properly terminated as set forth in our Arbitration Demand. On March 11, 2022, Judicial Arbitration and Mediation Services, Inc. (“JAMS”) issued a Notice of Commencement of Arbitration letter, confirming the commencement of the arbitration as of that date.

On November 28, 2022, we received an Interim Award (“Interim Award”) issued by the Arbitrator presiding over the Arbitration Demand filed by us in the County of San Diego, against Amerimmune LLC seeking a declaratory judgment that Amerimmune has materially breached the terms of the Collaboration Agreement to jointly develop emricasan for the potential treatment of COVID-19 entered into by and between the us and Amerimmune on October 26, 2020, and that we are therefore entitled to terminate the Collaboration Agreement. In the Interim Award, the Arbitrator ruled in our favor by finding that we lawfully and properly terminated the Collaboration Agreement and are entitled to declaratory relief and specific performance of the terms of the Collaboration Agreement on the finding that Amerimmune materially breached the terms of the Collaboration Agreement, and no affirmative defense excuses the breach by Amerimmune. Furthermore, the Arbitrator denied Amerimmune’s request to exercise an option for additional license rights to develop additional products, as well as its claims for breach of the implied covenant of good faith and fair dealing, breach of contract, and tortious interference.

As affirmed by the Interim Award, we terminated the Collaboration Agreement and all rights and licenses granted to Amerimmune by us have been terminated, and Amerimmune shall cease any and all development, manufacture and commercialization activities under the Agreement, and any and all rights granted by us to Amerimmune reverted to us except any such rights that shall survive termination of the Collaboration Agreement.

On January 2, 2023, the parties received the Final Award affirming the arbitration outcome set forth in the Interim Award. Amerimmune will have 100 days from the date it receives the final award to petition a court to vacate or correct the Final Award. We have sought to confirm the award to judgment by filing a petition to confirm award filed.

Off Balance Sheet Arrangements

As of December 31, 2022 and 2021, we had no off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K under the Exchange Act.

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

We consider our critical accounting policies and estimates to be related to accrued research and development expenses and revenue recognition. Our significant accounting policies are described in more detail in Note 2 in the notes to consolidated financial statements as of and for the years ended December 31, 2022 and 2021 appearing elsewhere in this Annual Report on Form 10-K.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, with the participation of our Management, including our Interim Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2022, the end of the period covered by this report. Based upon the foregoing, our Interim Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2022.

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

Our Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 Internal Control — Integrated Framework.

Based on our assessment, our Management has concluded that, as of December 31, 2022, our internal control over financial reporting was effective based on those criteria.

Pursuant to Regulation S-K Item 308(b), this Annual Report on Form 10-K does not include an attestation report of our company’s registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2023 Annual Meeting of Stockholders, or the Definitive Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2022.

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

Item 11. Executive Compensation.

Information required by this item is incorporated by reference to our Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2023 Annual Meeting of Stockholders within 120 days after the end of our fiscal year ended December 31, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this item is incorporated by reference to our Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2023 Annual Meeting of Stockholders within 120 days after the end of our fiscal year ended December 31, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by this item is incorporated by reference to our Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2023 Annual Meeting of Stockholders within 120 days after the end of our fiscal year ended December 31, 2022.

Item 14. Principal Accounting Fees and Services.

Information required by this item is incorporated by reference to our Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2023 Annual Meeting of Stockholders within 120 days after the end of our fiscal year ended December 31, 2022.

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

3.2	Certificate of Amendment (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 27, 2020).
3.3	Certificate of Amendment (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 27, 2020).
3.4	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 27, 2020).
3.5	Certificate of Amendment, filed June 1, 2022 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 2, 2022).
3.6	Bylaw Amendment (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 25, 2022).
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
4.13

Form of Series A Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 12, 2022).

4.14

Form of Series B Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 12, 2022).

4.15	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 25, 2022).
4.16	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 12, 2022).
4.17*	Description of Securities.
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

10.44	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2021).
10.45	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2021).
10.46	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 12, 2022).
10.47	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 12, 2022).
10.48	Form of Warrant Amendment (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 12, 2022).
10.49†

Stock Purchase Agreement, dated July 29, 2010, by and between Pfizer Inc. and the Company (incorporated by reference to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-189305), filed with the Securities and Exchange Commission) on July 23, 2013.

10.50

Promissory Note, dated July 29, 2010, issued by the Company to Pfizer Inc. (incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-189305), filed with the Securities and Exchange Commission on June 14, 2013).

10.51

Amendment to Promissory Note, dated July 3, 2013, by and between the Company and Pfizer Inc. (incorporated by reference to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-189305), filed with the Securities and Exchange Commission on July 8, 2013).

10.52

Form of Securities Purchase Agreement between Histogen Inc. and the investors therein, dated March 22, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 25, 2022).

10.53

Form of Registration Rights Agreement between Histogen Inc. and the investors therein, dated March 22, 2022 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 25, 2022).

10.54

Engagement Letter, dated March 1, 2022, between the Company and H.C. Wainwright & Co., LLC. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 25, 2022).

10.55#

Consulting Agreement, dated April 29, 2022, by and between the Company and Latterich Consulting Service LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 29, 2022).

10.56#

Executive Employment Agreement, dated February 1, 2023, by and between the Company and Alfred P. Spada, Ph.D. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 3, 2023).

10.57

Letter Agreement by and between Histogen, Inc. and Allergan Sales, LLC, dated March 18, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 18, 2022).

10.58	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 12, 2022).

10.59	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 12, 2022).
10.60	Form of Warrant Amendment (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 12, 2022).
21.1*	List of Subsidiaries.
23.1*	Consent of Mayer Hoffman McCann P.C., Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (Included in the signature page hereto)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Date: March 9, 2023	HISTOGEN INC.

	By:	/s/ Steven J. Mento, Ph.D.
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

Signature	Title	Date

/s/ Steven J. Mento, Ph.D. Steven J. Mento, Ph.D.	Executive Chairman and Interim Chief Executive Officer and President (Principal Executive Officer)	March 9, 2023

/s/ Susan A. Knudson Susan A. Knudson	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 9, 2023

/s/ Susan Windham-Bannister, Ph.D. Susan Windham-Bannister, Ph.D.	Director	March 9, 2023

/s/ Daniel L. Kisner, M.D. Daniel L. Kisner, M.D.	Director	March 9, 2023

/s/ Rochelle Fuhrmann Rochelle Fuhrmann	Director	March 9, 2023

/s/ David H. Crean, Ph.D. David H. Crean, Ph.D.	Director	March 9, 2023

/s/ Jonathan Jackson Jonathan Jackson	Director	March 9, 2023

/s/ Brian M. Satz Brian M. Satz	Director	March 9, 2023

HISTOGEN INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Histogen Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Histogen Inc. (“Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred recurring losses and negative cash flows from operations and is dependent on additional financing to fund operations. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ Mayer Hoffman McCann P.C.

San Diego, California

March 9, 2023

HISTOGEN INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2022	2021
Assets
Current assets
Cash and cash equivalents	$12,109	$18,685
Restricted cash	400	400
Accounts receivable, net	99	165
Prepaid and other current assets	848	2,359
Total current assets	13,456	21,609
Property and equipment, net	436	399
Right-of-use asset	4,658	4,432
Other assets	523	805
Total assets	$19,073	$27,245
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$382	$1,393
Accrued liabilities	595	791
Current portion of lease liabilities	238	127
Current portion of deferred revenue	19	19
Total current liabilities	1,234	2,330
Lease liabilities, non-current	4,379	4,617
Deferred revenue, non-current	79	98
Finance lease liability, non-current	5	14
Total liabilities	5,697	7,059
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at December 31, 2022 and 2021; no shares issued and outstanding at December 31, 2022 and 2021	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized at December 31, 2022 and 2021; 4,271,759 and 2,497,450 shares issued and outstanding at December 31, 2022 and 2021, respectively	5	5
Additional paid-in capital	102,673	98,839
Accumulated deficit	(88,273)	(77,652)
Total Histogen Inc. stockholders’ equity	14,405	21,192
Noncontrolling interest	(1,029)	(1,006)
Total equity	13,376	20,186
Total liabilities and stockholders’ equity	$19,073	$27,245

The accompanying notes are an integral part of these consolidated financial statements.

HISTOGEN INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Years Ended December 31,
	2022	2021
Revenue
Product revenue	$—	$892
License revenue	3,769	27
Grant revenue	—	113
Total revenue	3,769	1,032
Operating expense
Cost of product revenue	—	220
Research and development	5,021	8,473
General and administrative	9,391	7,796
Total operating expense	14,412	16,489
Loss from operations	(10,643)	(15,457)
Other income (expense)
Interest expense, net	(1)	(10)
Other income, net	—	458
Net loss	(10,644)	(15,009)
Loss attributable to noncontrolling interest	23	59
Deemed dividend - accretion of discount and redemption feature of redeemable convertible preferred stock	(488)	—
Net loss available to common stockholders	$(11,109)	$(14,950)
Net loss per share available to common stockholders, basic and diluted	$(3.46)	$(7.79)
Weighted-average number of common shares outstanding used to compute net loss per share, basic and diluted	3,211,139	1,918,176

The accompanying notes are an integral part of these consolidated financial statements.

HISTOGEN INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF REDEEMABLE

CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share amounts)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Histogen Inc. Stockholders’ Equity	Non- controlling	Total Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)	Interest	(Deficit)
Balance at December 31, 2020	—	$—	751,537	$1	$70,561	$(62,702)	$7,860	$(947)	$6,913
Issuance of common stock, net of issuance costs	—	—	1,410,600	3	20,735	—	20,738	—	20,738
Issuance of common stock upon net exercise of warrants	—	—	336,030	1	6,839	—	6,840	—	6,840
Repurchase of common stock	—	—	(717)	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	704	—	704	—	704
Net loss	—	—	—	—	—	(14,950)	(14,950)	(59)	(15,009)
Balance at December 31, 2021	—	—	2,497,450	5	98,839	(77,652)	21,192	(1,006)	20,186
Issuance of common stock, net of issuance costs	—	—	1,774,309	—	4,405	—	4,405	—	4,405
Issuance of redeemable convertible preferred stock, net of issuance costs	5,000	4,177	—	—	—	—	—	—	—
Accretion of issuance costs, discount and redemption feature of redeemable convertible preferred stock	—	1,073	—	—	(1,073)	—	(1,073)	—	(1,073)
Redemption of redeemable convertible preferred stock	(5,000)	(5,250)	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	502	—	502	—	502
Net loss	—	—	—	—	—	(10,621)	(10,621)	(23)	(10,644)
Balance at December 31, 2022	—	$—	4,271,759	$5	$102,673	$(88,273)	$14,405	$(1,029)	$13,376

The accompanying notes are an integral part of these consolidated financial statements.

HISTOGEN INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2022	2021
Cash flows from operating activities
Net loss	$(10,644)	$(15,009)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	140	97
Stock-based compensation	502	704
Forgiveness of the Payroll Protection Program Loan	—	(467)
Loss on disposal of property and equipment	—	17
Write-off of cell bank material	61	—
Changes in operating assets and liabilities:
Accounts receivable	66	(21)
Inventories	—	239
Prepaid expenses and other current assets	1,119	(1,176)
Other assets	221	1,187
Accounts payable	(1,011)	854
Accrued liabilities	(196)	(799)
Right-of-use asset and lease liabilities, net	78	(111)
Deferred revenue	(19)	(47)
Net cash used in operating activities	(9,683)	(14,532)
Cash flows from investing activities
Cash paid for property and equipment	(216)	(241)
Net cash used in investing activities	(216)	(241)
Cash flows from financing activities
Proceeds from the issuance of common stock, net of issuance costs	4,405	20,738
Repayment of finance lease obligations	(9)	(9)
Issuance costs for redeemable convertible preferred stock	(585)	—
Redemption payment for redeemable convertible preferred stock	(488)	—
Settlement of forward purchase contract	—	(290)
Payment on financing of insurance premiums	—	(193)
Proceeds from the exercise of warrants	—	6,839
Net cash provided by financing activities	3,323	27,085
Net increase (decrease) in cash, cash equivalents and restricted cash	(6,576)	12,312
Cash, cash equivalents and restricted cash, beginning of period	19,085	6,773
Cash, cash equivalents and restricted cash, end of period	$12,509	$19,085
Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$12,109	$18,685
Restricted cash	400	400
Total cash, cash equivalents and restricted cash	$12,509	$19,085
Supplemental disclosure of cash flow information
Cash paid for interest	$1	$6
Noncash investing and financing activities
Issuance of redeemable convertible preferred stock, proceeds were held in escrow until redemption	$4,762	$—
Redemption payment of redeemable convertible preferred stock from escrow	$(4,762)	$—
Fair value of warrants issued to Placement Agent	$283	$590

The accompanying notes are an integral part of these consolidated financial statements.

HISTOGEN INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Nature of Operations

Description of Business

Histogen Inc. (the “Company,” “Histogen,” “we,” or the “combined company”), formerly known as Conatus Pharmaceuticals Inc. (“Conatus”), was incorporated in the state of Delaware on July 13, 2005. The Company is a clinical-stage therapeutics company initially focused on developing potential first-in-class clinical and preclinical small molecule pan-caspase and caspase selective inhibitors that protect the body’s natural process to restore immune function.

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

Reverse Stock Split

On June 2, 2022, the Company’s Board of Directors approved a one-for-twenty reverse stock split of its then outstanding common stock (the “Reverse Stock Split”) with any fractional shares resulting from the Reserve Stock Split rounded down to the next whole share of common stock. The par value and the authorized shares of the common stock were not adjusted as a result of the Reverse Stock Split. All references to share and per share amounts for all periods presented in the consolidated financial statements have been retrospectively restated to reflect this Reverse Stock Split. Additionally, all rights to receive shares of common stock under outstanding warrants, options, and restricted stock units (“RSUs”) were adjusted to give effect of the reverse stock split. Furthermore, remaining shares of common stock available for future issuance under stock-based payment award plans and employee stock purchase plans were adjusted to give effect to the Reverse Stock Split.

Liquidity and Going Concern Uncertainty

The Company has incurred operating losses and negative cash flows from operations and had an accumulated deficit of $88.3 million as of December 31, 2022. The Company expects operating losses and negative cash flows from operations to continue for the foreseeable future. As of December 31, 2022, the Company had $12.1 million in cash and cash equivalents, which will not be sufficient to sustain its operations.

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

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Based on the current business plan and operating budget, there is substantial doubt about the Company’s ability to continue as a going concern within one year from the date the consolidated financial statements are issued. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

The Company acquired Centro De Investigacion de Medicina Regenerativa, S.A. de C.V. (“CIMRESA”), a company in Mexico, during 2018 to facilitate a potential clinical development program for HST-001, or hair stimulating complex (“HSC”). This is a wholly-owned subsidiary intended to pursue registration with the COFEPRIS (Mexico equivalent to Food and Drug Administration). CIMRESA had no operational or financial activity for the years ended December 31, 2022 and 2021.

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

Significant estimates and assumptions include the useful lives of property and equipment, discount rates used in recognizing contracts containing leases, unrecognized tax benefits, volatility used for stock-based compensation option pricing, and best estimate of standalone selling price of revenue deliverables. Actual results may materially differ from those estimates.

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

Customer Risk

During the years ended December 31, 2022 and 2021, one customer accounted for 100% and 88% of total revenues, respectively. Accounts receivable from the customer was $0 at both December 31, 2022 and 2021.

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

Accounts Receivable

Accounts receivable are generally due within 30 days and are recorded net of the allowance for doubtful accounts, if any. Management considers all accounts receivable to be fully collectible as of December 31, 2022 and 2021, and accordingly, no provision for doubtful accounts was recorded.

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

Valuation of Long-Lived Assets

Long-lived assets to be held and used, including property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. As of December 31, 2022 and 2021, the Company has not recognized any impairment to long-lived assets.

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

At December 31, 2022 and 2021, management believes the carrying amount of financial instruments consisting of cash, cash equivalents, restricted cash, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values due to the short-term nature of those instruments.

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

Revenue Recognition

Product and License Revenue

The Company records revenue in accordance with ASC 606, Revenue from Contracts with Customers, whereby revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration expected to be received in exchange for those goods or services. A five-step model is used to achieve the core principle: (1) identify the customer contract, (2) identify the contract’s performance obligations, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations and (5) recognize revenue when or as a performance obligation is satisfied. The Company applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. Shipping charges billed to customers are included in product revenue and the related shipping costs are included in cost of product revenue. The Company applies the revenue recognition standard, including the use of any practical expedients, consistently to contracts with similar characteristics and in similar circumstances (Refer to Note 5 for further information).

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

In September 2020, the Company was approved for a grant award from the U.S. Department of Defense (“DoD”) in the amount of approximately $2.0 million to partially fund the Company’s Phase 1/2 clinical trial of HST-003 for regeneration of cartilage in the knee. The Company applies International Accounting Standard (“IAS”) 20, Accounting for Government Grants and Disclosure of Government Assistance, by analogy as there is no existing authoritative guidance under GAAP. Under the terms of the award, the DoD will reimburse the Company for certain allowable costs. The period of performance for the grant award substantially expires in September 2025 and is subject to annual and quarterly reporting requirements. As the DoD grant is a cost-type (reimbursement) grant, the Company must incur program expenses in accordance with the Statement of Work and approved budget in order to be reimbursed by the DoD. The Company will recognize funding received from the grant award as a reduction of research and development expenses in the period in which qualifying expenses have been incurred, as the Company is reasonably assured that the expenses will be reimbursed and the funding is collectible. For the years ended December 31, 2022 and 2021, qualifying expenses totaling $0.6 million and $0.7 million, respectively, were incurred with a corresponding reduction of research and development expenses related to the award. As of December 31, 2022 and 2021, $0.1 million and $0.2 million, respectively, was included within accounts receivable on the consolidated balance sheets related to the award.

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred income taxes are recorded for temporary differences between consolidated financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets and liabilities reflect the tax rates expected to be in effect for the years in which the differences are expected to reverse. No income tax expense or benefit was recorded for the years ended December 31, 2022 and 2021, due to the full valuation allowance on the Company’s net deferred tax assets. A valuation allowance is provided if it is more likely than not that some or all the deferred tax assets will not be realized.

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

Net Loss Per Share

Basic net loss per share attributable to common stockholders is computed by dividing net loss attributable to common stockholders by the weighted-average common shares outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares and potentially dilutive securities outstanding for the period. For the years ended December 31, 2022 and 2021, diluted net loss per share attributable to common stockholders is equal to basic net loss per share attributable to common stockholders as common stock equivalent shares from stock options and warrants were anti-dilutive.

The following table sets forth outstanding potentially dilutive shares that have been excluded from the calculation of diluted net loss per share attributable to common stockholders because of their anti-dilutive effect (in common stock equivalents):

	Years Ended December 31,
	2022	2021
Common stock options issued and outstanding	118,166	116,311
Warrants to purchase common stock	4,876,639	1,186,307
Total anti-dilutive shares	4,994,805	1,302,618

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

Recently Adopted Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”). This new guidance is intended to simplify the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. Entities may adopt ASU 2020-06 using either a partial retrospective or fully retrospective method of transition. This ASU is effective for public business entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2020-06 on January 1, 2022, utilizing the modified retrospective method. The adoption of this standard did not result in an adjustment and did not have a material impact on the Company’s consolidated financial statements or related disclosures.

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

3. Property and Equipment

Property and equipment, net, consisted of the following (in thousands):

	December 31,
	2022	2021
Lab and manufacturing equipment	$937	$943
Office furniture and equipment	225	42
Software	48	48
Total	1,210	1,033
Less: accumulated depreciation and amortization	(774)	(634)
Property and equipment, net	$436	$399

Depreciation and amortization expense was approximately $0.1 million for the years ended December 31, 2022 and 2021. During the year ended December 31, 2021, the Company disposed of approximately $1.4 million in property and equipment that had been depreciated and amortized in full and had an immaterial impact on the accompanying consolidated statements of operations.

4. Balance Sheet Details

Prepaid and other current assets consist of the following (in thousands):

	December 31,
	2022	2021
Insurance	$626	$691
Tenant improvement reimbursement receivable	—	1,057
Prepaid rent	81	132
Pre-clinical and clinical related expenses	64	158
Prepaid materials	—	138
Other	77	183
Total	$848	$2,359

Other assets consist of the following (in thousands):

	December 31,
	2022	2021
Insurance	$513	$732
Cell bank material	—	61
Other	10	12
Total	$523	$805

Accrued liabilities consist of the following (in thousands):

	December 31,
	2022	2021
Current portion of finance lease liabilities	$9	$9
Accrued compensation	160	346
Clinical study related expenses	150	103
Legal fees	44	144
Accrued franchise tax	162	18
Other	70	171
Total	$595	$791

5. Revenue

The following is a summary description of the material revenue arrangements, including arrangements that generated revenues during the years ended December 31, 2022 and 2021.

Allergan License Agreements

2017 Allergan Amendment

In 2017, the Company entered into a series of agreements (collectively, the “2017 Allergan Agreement”), which ultimately transferred Suneva Medical, Inc.’s license and supply rights of Histogen’s cell conditioned medium (“CCM”) skin care ingredient in the medical aesthetics market to Allergan Sales LLC (“Allergan”) and granted Allergan an exclusive, royalty-free, perpetual, irrevocable, non-terminable and transferable license, including the right to sublicense to third parties, to use the Company’s CCM skin care ingredient in the medical aesthetics market. The 2017 Allergan Agreement also obligated the Company to deliver CCM to Allergan (the “Supply of CCM to Allergan”) in the future as well as share with Allergan any potential future improvements to the Company’s CCM skin care ingredients identified through the Company’s research and development efforts (“Potential Future Improvements”). In consideration for the execution of the agreements, the Company received a cash payment of $11.0 million and a potential additional payment of $5.5 million if Allergan’s net sales of products containing the Company’s CCM skin care ingredient exceeds $60.0 million in any calendar year through December 31, 2027.

2019 Allergan Amendment

In March 2019, the Company entered into a separate agreement with Allergan (the “2019 Allergan Amendment”) to amend the 2017 Allergan Agreement in exchange for a one-time payment of $7.5 million to the Company. The agreement broadened Allergan’s license rights, expanding Allergan’s access to certain sales channels where its products incorporating the CCM ingredient can be sold. Specifically, the license was broadened to provide Allergan the exclusive right to sell through the “Amazon Professional” website, or any website or digital platform owned or licensed by Allergan or under the Allergan brand name, and non-exclusive rights to sell on other websites and through brick-and-mortar medical spas and wellness centers (excluding websites and brick-and-mortar stores of luxury brands).

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

Revenue related to the Additional Supply of CCM to Allergan was deferred and was recognized at the point in time in which deliveries were completed. All deliveries of Additional Supply of CCM to Allergan have been completed as of March 31, 2021. As such, there is no revenue for the year ended December 31, 2022.

Revenue of $0.2 million related to the Potential Future Improvements has been deferred and amortized ratably over the remaining 9-year life of the patent, for which $19 thousand of previously deferred revenue was recognized in revenue during each of the years ended December 31, 2022 and 2021.

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

2022 Allergan Letter Agreement

Pursuant to the 2017 Allergan Amendment, the Company had the right to a potential milestone payment of $5.5 million if Allergan’s net sales of products containing the Company’s CCM skin care ingredient exceeds $60.0 million in any calendar year through December 31, 2027. In lieu of the potential milestone payment of $5.5 million, the Company entered into a letter agreement on March 18, 2022 (the “Letter Agreement”) with Allergan. In consideration for the execution of the Letter Agreement, the Company received a one-time payment equal to $3.8 million (the “Final Payment”) in March 2022. In exchange, among other things, the Company agreed that the Final Payment represents a full and final satisfaction of all money due to the Company pursuant to the License Agreement. The Company evaluated the 2022 Allergan Letter Agreement under ASC 606 and concluded that the performance obligation has been satisfied and therefore applied point in time recognition. The Company recognized $3.8 million of license revenue related to the Letter Agreement during the year ended December 31, 2022. The Letter Agreement did not have an impact on the remaining performance obligation to share with Allergan any Potential Future Improvements to CCM identified through the Company’s research and development efforts.

Remaining Performance Obligation and Deferred Revenue

The remaining performance obligation is the Company’s obligation to share with Allergan any Potential Future Improvements to CCM identified through the Company’s research and development efforts. Deferred revenue recorded for the Potential Future Improvements was $0.1 million as of both December 31, 2022 and 2021. Deferred revenue is classified in current portion of deferred revenue liabilities when the Company’s obligations to provide research for Potential Future Improvements are expected to be satisfied within twelve months of the balance sheet date. The deferred revenue is recognized on a straight-line basis over the remaining life of the licensing patents into early 2028.

Grant Revenue

In March 2017, the National Science Foundation, a government agency, awarded the Company a research and development grant to develop a novel wound dressing for infection control and tissue regeneration. Grant revenue recognized was $0 and $0.1 million for the years ended December 31, 2022 and 2021, respectively. As of March 31, 2021, the Company had completed all obligations under the NSF development grant and, as such, no longer generates any revenues in connection with the research and development grant.

Amerimmune Collaborative Development and Commercialization Agreement

In October 2020, the Company entered into a Collaborative Development and Commercialization Agreement (the “Collaboration Agreement”) with Amerimmune to jointly develop emricasan for the potential treatment of COVID-19. The FDA approved an investigational new drug application (IND) to initiate a Phase 1 study of emricasan in mild COVID-19 patients to assess safety and tolerability in 2020. Under the Collaboration Agreement, Amerimmune, at its expense and in collaboration with the Company, was required to use commercially reasonable efforts to lead the development activities for emricasan. Amerimmune was responsible for conducting clinical trials and the Company agreed to provide reasonable quantities of emricasan for such purpose.

Pursuant to the terms of the Collaboration Agreement, each party retained ownership of their legacy intellectual property and responsibility for ongoing patent application prosecution and maintenance costs and jointly owned any intellectual property developed during the term of the agreement. In addition, the Company granted Amerimmune an exclusive option, subject to terms and conditions including completion of a Phase 2 clinical trial by Amerimmune during the research term, to obtain an exclusive license that, if granted by us, would have allowed Amerimmune alone, or in conjunction with one or more strategic partners, to use its commercially reasonable efforts to develop, manufacture, and commercialize emricasan and other caspase modulators, including CTS-2090 and CTS-2096, and the Company would have shared the profits equally with Amerimmune. No consideration would have been transferred to the Company until profits, as defined in the Collaboration Agreement, were generated by Amerimmune from developing or commercializing products.

The Company identified multiple promises to deliver goods and services, which included at the inception of the agreement: (i) a license to technology and patents, information, and know-how; (ii) supply of emricasan, and (iii) collaboration, including the Company’s participation in a Joint Development Committee and Joint Partnering Committee. At inception and through December 31, 2022, the Company has identified one performance obligation for all the deliverables under the Collaboration Agreement since the delivered elements were either not capable of being distinct or are not distinct within the context of the contract. No upfront consideration was exchanged between the parties and any consideration received would have been dependent on the successful execution of a qualifying strategic partnership, as defined, on the successful commercialization of emricasan, or upon a change in control of Amerimmune, as defined. Although the Company would have recognized revenue upon the occurrence of one of these events, no such events had occurred as of December 31, 2022.

On January 19, 2022, the Company provided a notice of material breach in connection with Amerimmune’s non-performance under the Collaboration Agreement and, on March 3, 2022, filed a demand for arbitration (“Arbitration Demand”). On March 11, 2022, Judicial Arbitration and Mediation Services, Inc. (“JAMS”) issued a Notice of Commencement of Arbitration letter, confirming the commencement of the arbitration as of that date.

On March 8, 2022, Amerimmune provided written notice to exercise an option for additional license rights to develop additional products however, the Company has rejected Amerimmune’s election of the option and believes that Amerimmune no longer has the right to exercise the option based on, among other reasons, the Company’s belief that the Collaboration Agreement is properly terminated as set forth in Histogen’s Arbitration Demand.

On November 28, 2022, the Company received an Interim Award (“Interim Award”) issued by the Arbitrator presiding over the Arbitration Demand filed by the Company in the County of San Diego, against Amerimmune LLC seeking a declaratory judgment that Amerimmune has materially breached the terms of the Collaboration Agreement to jointly develop emricasan for the potential treatment of COVID-19 entered into by and between the Company and Amerimmune on October 26, 2020, and that the Company therefore was entitled to terminate the Collaboration Agreement.

As affirmed by the Interim Award, the Company has terminated the Collaboration Agreement and all rights and licenses granted to Amerimmune by the Company have been terminated, and Amerimmune shall cease any and all development, manufacture and commercialization activities under the Agreement, and any and all rights granted by the Company to Amerimmune revert to the Company except any such rights that shall survive termination of the Collaboration Agreement.

On January 2, 2023, the arbitrator issued the Final Award affirming the arbitration outcome set forth in the Interim Award. Amerimmune will have 100 days from the date it receives the final award to petition a court to vacate or correct the Final Award. The Company has sought to confirm the award to judgment by filing a petition to confirm award filed (refer to Note 9 for further information).

6. Debt

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

7. Redeemable Convertible Preferred Stock

The redeemable convertible preferred stock instruments were contingently redeemable preferred stock. Each series contained redemption features, limited voting rights, dividends, and conversion terms. The convertible preferred stock was presented on the consolidated balance sheets as mezzanine equity as of March 31, 2022. All shares of redeemable convertible preferred stock were fully redeemed and are no longer outstanding as of June 30, 2022.

March 2022 Offering

In March 2022, the Company completed a private placement offering (the “March 2022 Offering”) of (i) 2,500 shares of the Company’s Series A Redeemable Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”), and (ii) 2,500 shares of the Company’s Series B Redeemable Convertible Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock” and together with the Series A Preferred Stock, the “Preferred Stock”), in each case, at an offering price of $952.38 per share, representing a 5% original issue discount to the stated value of $1,000 per share of Preferred Stock, for gross proceeds from the Offerings of approximately $4.76 million, before the deduction of the placement agent’s fee and other offering expenses. The shares of Series A Preferred Stock had a stated value of $1,000 per share and were convertible, at a conversion price of $20.00 per share, into 125,000 shares of common stock. The shares of Series B Preferred Stock had a stated value of $1,000 per share and were convertible, at a conversion price of $20.00 per share, into 125,000 shares of common stock. The closing occurred on March 25, 2022. The proceeds of $4.76 million were held in escrow and were only permitted to be disbursed to the Company upon conversion of the Series A and Series B Preferred Stock. Since the redeemable convertible preferred stock could have been redeemed at the option of the holder, but was not mandatorily redeemable, the redeemable preferred stock was classified as mezzanine equity and initially recognized at fair value of $4.76 million as mezzanine equity on the accompanying statement of redeemable convertible preferred stock and stockholders' equity.

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

As of December 31, 2022, the Company had 17,501 shares of common stock reserved for issuance pursuant to the placement agent’s warrants issued by the Company in the March 2022 Offering at an exercise price of $25.00 per share.

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

Between June 2, 2022, and June 29, 2022, at the request of the holders, the Company redeemed for cash proceeds totaling $5.25 million ($4.76 million payment from escrow and $0.5 million redemption payment by the Company), 2,500 outstanding shares of Series A Preferred Stock and 2,500 outstanding shares of Series B Preferred Stock based on the receipt of the Redemption Notices (the “Preferred Redemption”) at a price equal to 105% of the $1,000 stated value per share, which represented all outstanding shares of Preferred Stock. The approximately $1.1 million accretion of the Series A and Series B Preferred Stock to its redemption value was recorded as a reduction to additional paid-in capital. The Company recognized a portion of the accretion as a deemed dividend related to the accretion of the discount and redemption feature of approximately $0.5 million upon redemption of Preferred Stock on the consolidated statement of operations.

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

As of December 31, 2022, all shares of the Series A Preferred Stock and Series B Preferred Stock are no longer outstanding and the Company’s only remaining class of outstanding stock is its common stock, par value $0.0001 per share.

8. Stockholders’ Equity

Common Stock

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

As of December 31, 2022, a total of 336,060 warrants issued in the January 2021 Offering to purchase shares of common stock have been exercised and the Company issued 336,060 shares of its common stock. The Company received gross proceeds of approximately $6.8 million.

As of December 31, 2022, the Company had 387,565 shares and 11,375 shares of common stock reserved for issuance pursuant to the warrants and placement agent’s warrants, respectively, issued by the Company in the January 2021 Offering, at an exercise price of $20.00 per share and $25.00 per share, respectively.

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

As of December 31, 2022, no warrants associated with the June 2021 Offering have been exercised.

As of December 31, 2022, the Company had 90,910 shares and 14,946 shares of common stock reserved for issuance pursuant to the warrants and placement agent’s warrants, respectively, issued by the Company in the June 2021 Offering, at an exercise price of $20.00 per share and $27.50 per share, respectively. In connection with the July 2022 Offering, the Company agreed to amend warrants, by reducing the exercise price and extending the expiration date, to purchase up to an aggregate of 148,183 shares of common stock of the Company that were originally issued to the investor in the June 2021 Offering. Refer to July 2022 Offering overview below for accounting treatment for the amended warrants.

December 2021 Offering

In December 2021, the Company completed a registered direct offering (the “December 2021 Offering”) of an aggregate of 411,764 shares of common stock and 411,766 warrants to purchase up to 411,766 shares of common stock, at a public offering price of $8.50 per share. The accompanying warrants permit the investor to purchase additional shares equal to approximately the same number of shares of the Company’s common stock purchased by the investor. The warrants have an exercise price of $8.50 per share, may be exercised any time on or after 6 months and one (1) day after the issuance date, and expire five and a half (5.5) years following the date of issuance. In addition, the Company’s placement agent was issued compensatory warrants equal to 5.0%, or 20,590 shares, of the aggregate number of shares of common stock sold in the offering, which are immediately exercisable for an exercise price of $10.626 and expire five and a half (5.5) years following the date of issuance on June 21, 2027. The Company received gross proceeds of $3.5 million and incurred cash-based placement agent fees and other offering expenses of approximately $0.5 million.

The placement agent warrants, which are recorded as a component of stockholders’ equity, were valued at an aggregate $0.1 million using the Black-Scholes option pricing model based on the following assumptions: expected volatility of 79.81%, risk-free interest rate of 1.21%, expected dividend yield of 0% and an expected term of 5.5 years.

As of December 31, 2022, no warrants associated with the December 2021 Offering have been exercised.

As of December 31, 2022, the Company had 164,707 shares and 20,590 shares of common stock reserved for issuance pursuant to the warrants and placement agent’s warrants, respectively, issued by the Company in the December 2021 Offering, at an exercise price of $8.50 per share and $10.626 per share, respectively. In connection with the July 2022 Offering, the Company agreed to amend warrants, by reducing the exercise price and extending the expiration date, to purchase up to an aggregate of 247,059 shares of common stock of the Company that were originally issued to the investor in the December 2021 Offering. Refer to July 2022 Offering overview below for accounting treatment for the amended warrants.

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

Subject to certain ownership limitations, the Series A Warrant became exercisable immediately after the issuance date at an exercise price equal to $2.568 per share of common stock, subject to adjustments as provided under the terms of the Series A Warrant, and has a term of five and a half (5.5) years from the issuance date. Subject to certain ownership limitations, the Series B Warrant became exercisable immediately after the issuance date at an exercise price equal to

$2.568 per share of common stock, subject to adjustments as provided under the terms of the Series B Warrant, and has a term of one and a half (1.5) years from the issuance date. Subject to certain ownership limitations described in the Pre-Funded Warrant, the Pre-Funded Warrant was immediately exercisable and may be exercised at an exercise price of $0.0001 per share of common stock any time until all of the Pre-Funded Warrant is exercised in full. As of December 31, 2022, the Pre-Funded Warrant to purchase up to an aggregate of 1,774,309 shares of common stock had been fully exercised and the Company issued 1,774,309 shares of common stock.

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

The Series B warrants were valued at $2.3 million using the Black-Scholes option pricing model based on the following assumptions: expected volatility 74.25%, risk-free interest rate 3.16%, expected dividend yield 0%, and an expected term of 1.5 years.

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

As of December 31, 2022, no warrants associated with the July 2022 Purchase Agreement have been exercised.

As of December 31, 2022, the Company had 3,996,418 shares and 124,202 shares of common stock reserved for issuance pursuant to the warrants and placement agent’s warrants, respectively, issued by the Company in the July 2022 Purchase Agreement, at an exercise price of $2.568 per share and $3.5225 per share, respectively.

Common Stock Purchase Agreement with Lincoln Park

In July 2020, the Company entered into a common stock purchase agreement (the “2020 Purchase Agreement”) with Lincoln Park which provided that, upon the terms and subject to the conditions and limitations in the 2020 Purchase Agreement, Lincoln Park was committed to purchase up to an aggregate of $10.0 million of shares of the Company’s common stock at the Company’s request from time to time during a 24 month period that began in July 2020 and at prices based on the market price of the Company’s common stock at the time of each sale. Upon execution of the 2020 Purchase Agreement, the Company sold 16,425 shares of common stock at $60.88 per share to Lincoln Park for gross proceeds of $1.0 million. During the year ended December 31, 2020, the Company sold an additional 15,000 shares of common stock to Lincoln Park for gross proceeds of approximately $0.5 million. In addition, in consideration for entering into the 2020 Purchase Agreement and concurrently with the execution of the 2020 Purchase Agreement, the Company issued 3,348 shares of its common stock to Lincoln Park. During the years ended December 31, 2022 and 2021, the Company did not sell any shares of common stock to Lincoln Park.

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

In addition, at December 31, 2022, warrants to purchase 68 shares of common stock with an exercise price of $1,486.00 per share remain outstanding that were issued by Conatus in connection with obtaining financing in 2016. These warrants expire on July 3, 2023.

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

Additionally, in connection with the closing of the Merger, no further awards will be made under the Conatus 2013 Plan. As of December 31, 2022, 4,887 fully vested options remain outstanding under the Conatus 2013 Plan with a weighted average exercise price of $859.59 per share.

The following summarizes activity related to the Company’s stock options under the 2017 Plan and the 2020 Plan for the year ended December 31, 2022:

	Options Outstanding	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	111,418	$37.62	6.78	$—
Granted	67,300	4.54
Cancelled / Forfeited	(65,439)	31.83
Outstanding at December 31, 2022	113,279	21.30	8.09	$—
Vested and exercisable at December 31, 2022	41,101	$39.60	6.54	$—

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

In November 2021, the Company’s then President and Chief Executive Officer voluntarily resigned. No further stock-based compensation expense related to the market-based options will be recognized. As of December 31, 2022, the vested option awards expired unexercised.

Board of Directors and Employee Stock Options

In March 2021, in conjunction with a former Board Member’s voluntary resignation, the Company modified stock-based payment awards by accelerating the vesting of all awards that were unvested at the time of his voluntary resignation and by extending the exercise period through December 31, 2021. As a result of the modification, the Company recorded an immaterial amount of additional stock-based compensation expense during the year ended December 31, 2021. As of December 31, 2022, the awards expired unexercised.

In June 2021, in conjunction with a former employees’ voluntary resignation, the Company modified stock-based payment awards by accelerating the vesting of all awards that were unvested at the time of the voluntary resignation and by extending the exercise period through August 29, 2023.

Valuation of Stock Option Awards

The following weighted-average assumptions were used to calculate the fair value of awards granted to employees, non-employees and directors:

	Years Ended December 31,
	2022	2021
Expected volatility	78.95%	78.69%
Risk-free interest rate	2.14%	0.85%
Expected option life (in years)	6.02	6.08
Expected dividend yield	—%	—%

Restricted Stock Units

On November 8, 2021, the Company granted 23,423 restricted stock units to the Company’s Interim Chief Executive Officer, Chief Financial Officer, and Senior Vice President of Technical Operations. The fair value of the RSUs was $14.58 per share, which was the closing market price of the Company’s common stock on the date of grant. The RSUs vest in full upon the earlier of (1) 12 months following the grant date and (2) a change of control of the Company, as defined in the Company’s 2020 Plan, subject to continued service to the Company. Prior to RSU vesting, the Company and the RSU recipients mutually agreed to enter into RSU Cancellation Agreements such that the RSU awards shall no longer be outstanding. As of December 31, 2022, no restricted stock units remain outstanding.

Stock-based Compensation Expense

The compensation cost that has been included in the Company’s consolidated statements of operations for all stock-based compensation arrangements is detailed as follows (in thousands):

	Years Ended December 31,
	2022	2021
General and administrative	$470	$520
Research and development	32	184
Total	$502	$704

As of December 31, 2022, total unrecognized compensation cost related to unvested options was approximately $0.5 million which is expected to be recognized over a weighted-average period of 2.29 years.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance is as follows:

	December 31,
	2022	2021
Common stock warrants	4,876,639	1,186,307
Common stock options issued and outstanding	118,166	116,311
Common stock available for issuance under stock plan	100,577	2,309
	5,095,382	1,304,927

9. Commitments and Contingencies

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

During the year ended December 31, 2022, the Company completed construction of the building improvements. Due to construction delays, the tenant improvement construction period was extended by two months for which the Company was granted an incremental two-month extension of rent abatement and effectively shortened the lease term. Upon completion of the improvements, the building improvement costs in excess of the tenant improvement allowance that was funded by the Company were capitalized to the right-of-use-asset, to be amortized over the remaining lease term. As a result of the modification, the lease liability was remeasured and a corresponding increase of $0.4 million was recorded to both the lease liability and right-of-use-asset.

The Company leases certain office equipment that is classified as a finance lease. As of December 31, 2022, the weighted-average remaining term of the Company’s operating lease and finance lease was approximately 8.7 years and 1.5 years, respectively.

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

The Company’s lease assets and lease liabilities were as follows (in thousands):

		December 31,
	Balance Sheet Classification	2022	2021
Assets
Operating lease	Right-of-use asset	$4,658	$4,432
Finance lease	Property and equipment, net	12	20
Total lease assets		$4,670	$4,452
Liabilities
Current
Operating lease liability	Current portion of lease liability	$238	$127
Finance lease liability	Accrued liabilities	9	9
Total current liabilities		247	136
Noncurrent
Operating lease liability	Noncurrent portion of lease liability	4,379	4,617
Finance lease liability	Other liabilities	5	14
Total noncurrent liabilities		4,384	4,631
Total lease liabilities		$4,631	$4,767

The components of lease expense were as follows (in thousands):

		Years Ended December 31,
	Statement of Operations Classification	2022	2021
Operating lease cost:
Research and development		$597	$210
General and administrative		694	428
Total operating lease cost		$1,291	$638
Finance lease cost:
Amortization of fixed assets	Property and equipment, net	$8	$9
Interest on lease liabilities	Interest expense	1	3
Total finance lease cost		$9	$12

Supplemental cash flow information related to leases were as follows (in thousands):

	Years Ended December 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating lease	$(78)	$111
Operating cash flows from finance lease	1	3
Financing cash flows from finance lease	9	9

At December 31, 2022, future minimum payments of lease liabilities were as follows (in thousands):

	Operating Lease	Finance Lease
2023	$780	$10
2024	803	5
2025	827	—
2026	853	—
Thereafter	4,330	—
Total minimum lease payments	7,593	15
Less: imputed interest	(2,976)	(1)
Total future minimum lease payments	4,617	14
Less: current obligations under leases	(238)	(9)
Noncurrent lease obligations	$4,379	$5

Material Contracts

Pfizer Inc.

In July 2010, Conatus entered into a Stock Purchase Agreement with Pfizer, pursuant to which it acquired all of the outstanding capital stock of Idun Pharmaceuticals, Inc., which was subsequently spun off to Conatus stockholders in January 2013. Under the stock purchase agreement, the Company may be required to make payments to Pfizer totaling $18.0 million upon the achievement of specified regulatory milestones. In accordance with authoritative guidance, amounts for the milestone payments will be recognized when it is probable that the related contingent liability has been incurred and the amount owed is reasonably estimated. No amounts for the milestone payments have been recorded during the years ended December 31, 2022 and 2021.

Prior to the termination of the Collaboration Agreement with Amerimmune on November 28, 2022, the obligations pursuant to the Stock Purchase Agreement were the responsibility of our former collaboration partner, Amerimmune. In accordance with authoritative guidance, amounts for the milestone payments will be recognized when it is probable that the related contingent liability has been incurred and the amount owed is reasonably estimated. No amounts for the milestone payments have been recorded during the year ended December 31, 2022.

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

As consideration for the reacquisition of the Development Assets, Private Histogen compensated PUR with both equity and cash components, including 8,366 shares of Series D convertible preferred stock with a fair value of $1.75 million and a potential cash payout of up to $6.25 million (the “Cap Amount”). Private Histogen paid PUR $0.5 million in upfront cash, forgave approximately $22 thousand of accounts receivable owed by PUR to Private Histogen, and settled an outstanding payable of PUR of approximately $23 thousand owed to a third party. The Company is also obligated to make milestone and royalty payments, including (a) a $0.4 million payment upon the unconditional acceptance and approval of a New Drug Application or Pre-Market Approval Application by the FDA related to the Development Assets, (b) a $0.4 million commercialization milestone upon reaching gross sales (by the Company or licensee) of the $0.5 million of products incorporating the Development Assets, and (c) a five percent (5%) royalty on net revenues collected by the Company from commercial sales (by the Company or licensee) of products incorporating the Development Assets. The aforementioned cash payments, along with any future milestone and royalty payments, are all applied against the Cap Amount. In accordance with authoritative guidance, amounts for the milestone and royalty payments will be recognized when it is probable that the related contingent liability has been incurred and the amount owed is reasonably estimated. No amounts for the milestone and royalty payments have been recorded during the years ended December 31, 2022 and 2021.

Litigation and Legal Matters

The Company is subject to claims and legal proceedings that arise in the ordinary course of business. Such matters are inherently uncertain, and there can be no guarantee that the outcome of any such matter will be decided favorably to the Company or that the resolution of any such matter will not have a material adverse effect upon the Company’s consolidated financial statements. The Company accrues a liability for such matters when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. As of December 31, 2022, no accruals have been made and no liability recognized related to commitments and contingencies.

Employee Litigation

On or about February 17, 2022, two former employees, each of whom separately resigned and terminated their employment with Histogen, filed a complaint in the Superior Court of California, County of San Diego against the Company, the Company’s Board of Directors, the Company’s former Chief Executive Officer, as well as three individuals that are currently employed by the Company. Although the complaint lists the “Histogen Board of Directors, a business entity form unknown” as a defendant, the complaint does not specifically list the names of the board members. The plaintiffs allege whistleblower status, retaliation, discrimination, unfair business practices, wrongful termination, violation of civil rights, and other California state law claims. The Company has tendered the complaint to its liability insurer and engaged outside litigation counsel, as approved by its carrier, to defend Histogen, the Board of Directors and the individuals in this matter. The Company objects to the naming of each of the defendants in this matter and denies each of the plaintiffs’ claims. The plaintiffs agreed to pre-arbitration mediation, which was conducted on May 4, 2022, as was required by the arbitration agreement executed by each of the plaintiffs. Considering that the parties did not resolve the matter through this mediation, the Company petitioned the San Diego Superior Court for an order that the matter be submitted to arbitration consistent with each of the plaintiff’s arbitration agreements. The hearing for the motion to compel arbitration was held on August 12, 2022 and the San Diego Superior Court issued a ruling to uphold the binding arbitration agreements signed by both plaintiff’s. The matter is expected to proceed to arbitration but is the responsibility of the plaintiffs to initiate the arbitration proceeding. The Company believes that our defense costs, settlement monies, damages or any other awards would be covered by our liability insurance; provided, however, insurance may not cover all claims or could exceed our insurance coverage. The Company believes that there are substantial defenses to this lawsuit, and we intend to vigorously defend against each of these claims. While this litigation matter is in the early stages, the Company believes the action is without merit. Nonetheless, the ultimate outcome is unknown at this time.

Amerimmune Collaborative Development and Commercialization Agreement Arbitration

On March 3, 2022, the Company filed a demand for arbitration (“Arbitration Demand”) with JAMS in the county of San Diego, against Amerimmune LLC (“Amerimmune”) seeking a declaratory judgment that Amerimmune has materially breached the Collaboration Agreement entered into by and between the Company and Amerimmune on October 26, 2020, and that the Company is therefore entitled to terminate the Collaboration Agreement in accordance with its terms. On November 28, 2022, the arbitrator issued an interim award in favor of the Company, granting the Company’s request for declaratory relief and specific performance terminating the Collaboration Agreement and denying each of Amerimmune’s counterclaims. On January 2, 2023, the arbitrator issued a final award affirming the arbitration outcome set forth in the interim award and further awarding the Company its costs in pursuing the arbitration. On February 9, 2023, the Company filed a petition in the Superior Court of California, County of San Diego, seeking to confirm the arbitration award. A hearing on the petition is currently scheduled for May 26, 2023.

10. Income Taxes

The reconciliation of income taxes computed using the statutory U.S. income tax rate and the provision is as follows (in thousands):

	Years Ended December 31,
	2022	2021
Tax computed at federal statutory rate	$(2,235)	$(3,152)
State tax, net of federal tax benefits	(5)	(908)
Tax credits	(368)	(325)
Valuation allowance	1,825	5,320
PPP loan forgiveness	—	(126)
Other	783	(809)
Provision for income taxes	$—	$—

Significant components of the Company’s net deferred tax assets are as follows (in thousands):

	Years Ended December 31,
	2022	2021
Deferred tax assets:
Tax loss carryforward	$19,250	$18,041
R&D credits and other tax credits	2,201	1,834
Stock-based compensation	132	152
Compensation	26	58
Deferred revenue	4	5
Lease liability	970	1,283
Capitalized research and development	1,992	2,607
Section 174	1,056	—
Other	33	80
Total deferred tax assets	25,664	24,060
Less: valuation allowance	(24,686)	(22,861)
Deferred tax assets, net	978	1,199
Deferred tax liability:
Right-of-use assets	(978)	(1,199)
Net deferred tax assets	$—	$—

The Company records a valuation allowance against deferred tax assets to the extent that it is more likely than not that some portion, or all, the deferred tax assets will not be realized. Due to the substantial doubt related to the Company’s ability to utilize its deferred tax assets, the Company recorded a valuation allowance against the deferred tax assets. The change in the valuation allowance is an increase of $1.8 million and $5.3 million for the years ended December 31, 2022 and 2021, respectively.

As of December 31, 2022, the Company had federal and California net operating loss (“NOL”) carryforwards of approximately $72.0 million and $57.4 million, respectively. Additionally, as of December 31, 2022, Adaptive Biologix has federal and state net operating losses of $0.4 million each. The Company has federal net operating loss carryforwards of $41.3 million that are not subject to expiration. No California NOLs expired in 2022. As of December 31, 2022, the Company had federal and California research and development (“R&D”) credit carryforwards of approximately $1.7 million and $1.6 million, respectively. The federal R&D tax credit carryforwards will begin to expire in 2027 unless previously utilized. The California R&D credit carryforwards will carry forward indefinitely.

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

Uncertain Tax Positions

The FASB ASC Topic 740, Income Taxes, addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC Topic 740-10, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. For fiscal years through December 31, 2022, the Company generated research and development credits but has not conducted a study to document the qualified activities. This study may result in an adjustment to the Company’s research and development tax credit carryforwards; therefore, based on the accumulation of research and development tax credits since the Company’s inception and the Company’s uncertainty around its ability to utilize those tax credits until a study is completed, the Company has reserved a portion of those credits as an uncertain tax position as of December 31, 2022. A full valuation allowance has been provided against the Company’s research and development tax credit carryforwards and, if an adjustment were to be required, this adjustment would be offset by a corresponding reduction to the valuation allowance.

The following table summarizes the activity related to our unrecognized tax benefits (in thousands):

	Years Ended December 31,
	2022	2021
Gross unrecognized tax benefits at the beginning of the year	$683	$561
Additions from tax positions taken in the current year	133	118
Additions from tax positions taken in prior years	—	4
Reductions for tax positions from prior year	—	—
Gross unrecognized tax benefits at end of the year	$816	$683

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

CARES ACT

On March 27, 2020, the United States enacted the Coronavirus Aid, Relief and Economic Security Act (CARES Act). The Cares Act is an emergency economic stimulus package that includes spending and tax breaks to strengthen the United States economy and fund a nationwide effort to curtail the effect of COVID-19. While the CARES Act provides sweeping tax changes in response to the COVID-19 pandemic, some of the more- significant provisions which are expected to impact the Company’s consolidated financial statements include removal of certain limitations on utilization of net operating losses, increasing the loss carryback period for certain losses to five years, and increasing the ability to deduct interest expense, as well as amending certain provisions of the previously enacted Tax Cuts and Jobs Act. Due to the loss position of the U.S. entities, many provisions of the CARES Act do not impact the Company and the CARES Act did not have an impact on the Company’s income tax provision for the years ended December 31, 2022 and 2021.

11. Related Parties

Lordship

Lordship, with its predecessor entities along with its principal owner, Jonathan Jackson, have invested and been affiliated with Private Histogen since 2010. As of December 31, 2022 and 2021, Lordship controlled approximately 2.8% and 4.7% of the Company’s outstanding voting shares, respectively, and currently holds two Board of Director seats.

In November 2012, Private Histogen entered into a Strategic Relationship Success Fee Agreement with Lordship (the “Success Fee Agreement”). The Success Fee Agreement causes certain payments to be made from the Company to Lordship equal to 1% of certain product revenues and 10% of certain license and royalty revenues generated from our Human Multipotent Cell Conditioned Media, or CCM, and our Human Extracellular Matrix, or hECM, in connection with the Company’s biologics technology platform. The Success Fee Agreement also stipulates that if the Company engages in a merger or sale of all or substantially all (defined as 90% or more) of its assets or equity to a third party, then the Company has the option to terminate the agreement by paying Lordship the fair market value of future payments with the minimum payment being at least equal to the most recent annual payments Lordship has received. The Success Fee Agreement was amended in August 2016, but continues to carry the same rights to certain payments. The Company recognized an expense to Lordship for the years ended December 31, 2022 and 2021 totaling $375 thousand and $10 thousand, respectively, all of which is included in general and administrative expenses on the accompanying consolidated statements of operations. As of December 31, 2022 and 2021, there was a balance of $10 thousand and $12 thousand, respectively, paid to Lordship included as a component of other assets on the accompanying consolidated balance sheets in connection with the deferral of revenue from the Allergan license transfer agreements.