Form 10-Q
period 2023-03-31
Histogen Inc.
filed 2023-05-11
CIK 1383701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023

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

As of May 11, 2023, the registrant had 4,271,759 shares of common stock, $0.0001 par value, outstanding.

Histogen Inc.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

HISTOGEN INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31, 2023	December 31, 2022
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$9,658	$12,109
Restricted cash	300	400
Accounts receivable, net	23	99
Prepaid and other current assets	627	848
Total current assets	10,608	13,456
Property and equipment, net	398	436
Right-of-use asset	4,576	4,658
Other assets	469	523
Total assets	$16,051	$19,073
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$441	$382
Accrued liabilities	629	595
Current portion of lease liabilities	251	238
Current portion of deferred revenue	19	19
Total current liabilities	1,340	1,234
Lease liabilities, non-current	4,312	4,379
Deferred revenue, non-current	74	79
Finance lease liability, non-current	3	5
Total liabilities	5,729	5,697
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at March 31, 2023 and December 31, 2022; no shares issued and outstanding at March 31, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized at March 31, 2023 and December 31, 2022; 4,271,759 shares issued and outstanding at March 31, 2023 and December 31, 2022	5	5
Additional paid-in capital	103,092	102,673
Accumulated deficit	(91,743)	(88,273)
Total Histogen Inc. stockholders’ equity	11,354	14,405
Noncontrolling interest	(1,032)	(1,029)
Total equity	10,322	13,376
Total liabilities and stockholders’ equity	$16,051	$19,073

See accompanying notes to the unaudited condensed consolidated financial statements.

HISTOGEN INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2023	2022

Revenue
License revenue	$5	$3,755
Total revenue	5	3,755
Operating expense
Research and development	993	1,932
General and administrative	2,486	2,506
Total operating expense	3,479	4,438
Loss from operations	(3,474)	(683)
Other income (expense)
Interest expense, net	—	(1)
Gain on sale of subsidiary	1	—
Net loss	(3,473)	(684)
Loss attributable to noncontrolling interest	3	11
Net loss available to common stockholders	$(3,470)	$(673)
Net loss per share available to common stockholders, basic and diluted	$(0.81)	$(0.27)
Weighted-average number of common shares outstanding used to compute net loss per share, basic and diluted	4,271,759	2,497,450

See accompanying notes to the unaudited condensed consolidated financial statements.

HISTOGEN INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE

CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Histogen Inc. Stockholders’ Equity	Noncontrolling	Total Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)	Interest	(Deficit)
Balance at December 31, 2022	—	$—	4,271,759	$5	$102,673	$(88,273)	$14,405	$(1,029)	$13,376
Stock-based compensation expense	—	—	—	—	419	—	419	—	419
Net loss	—	—	—	—	—	(3,470)	(3,470)	(3)	(3,473)
Balance at March 31, 2023	—	$—	4,271,759	$5	$103,092	$(91,743)	$11,354	$(1,032)	$10,322

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Histogen Inc. Stockholders’ Equity	Noncontrolling	Total Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)	Interest	(Deficit)
Balance at December 31, 2021	—	$—	2,497,450	$5	$98,839	$(77,652)	$21,192	$(1,006)	$20,186
Issuance of common stock, net of issuance costs	—	—	—	—	(9)	—	(9)	—	(9)
Issuance of redeemable convertible preferred stock, net of issuance costs	5,000	4,296	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	165	—	165	—	165
Net loss	—	—	—	—	—	(673)	(673)	(11)	(684)
Balance at March 31, 2022	5,000	$4,296	2,497,450	$5	$98,995	$(78,325)	$20,675	$(1,017)	$19,658

See accompanying notes to the unaudited condensed consolidated financial statements.

HISTOGEN INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net loss	$(3,473)	$(684)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	38	31
Stock-based compensation	419	165
Gain from sale of subsidiary	(1)	—
Changes in operating assets and liabilities:
Accounts receivable	76	98
Prepaid expenses and other current assets	221	(295)
Other assets	54	57
Accounts payable	59	(303)
Accrued liabilities	34	591
Right-of-use asset and lease liabilities, net	28	—
Deferred revenue	(5)	(5)
Net cash used in operating activities	(2,550)	(345)
Cash flows from investing activities
Cash proceeds from sale of subsidiary	1	—
Cash paid for property and equipment	—	(15)
Net cash provided by (used in) investing activities	1	(15)
Cash flows from financing activities
Proceeds from the issuance of common stock, net of issuance costs	—	(9)
Repayment of finance lease obligations	(2)	(2)
Issuance costs for redeemable convertible preferred stock	—	(466)
Net cash used in financing activities	(2)	(477)
Net decrease in cash, cash equivalents and restricted cash	(2,551)	(837)
Cash, cash equivalents and restricted cash, beginning of period	12,509	19,085
Cash, cash equivalents and restricted cash, end of period	$9,958	$18,248
Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$9,658	$17,848
Restricted cash	300	400
Total cash, cash equivalents and restricted cash	$9,958	$18,248
Supplemental disclosure of cash flow information
Cash paid for interest	$—	$1
Noncash investing and financing activities
Property and equipment purchased on account, not yet paid	$—	$183
Issuance of redeemable convertible preferred stock, proceeds held in escrow	$—	$4,762
Fair value of warrants issued to Placement Agent	$—	$34

See accompanying notes to the unaudited condensed consolidated financial statements.

HISTOGEN INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Basis of Presentation

Description of Business

Histogen Inc. (the “Company,” “Histogen,” “we,” or the “combined company”), formerly known as Conatus Pharmaceuticals Inc. (“Conatus”), was incorporated in the state of Delaware on July 13, 2005. The Company is a clinical-stage therapeutics company focused on developing potential first-in-class clinical and preclinical small molecule pan-caspase and caspase selective inhibitors that protect the body’s natural process to restore immune function.

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

Liquidity and Going Concern

The Company has incurred operating losses and negative cash flows from operations and had an accumulated deficit of $91.7 million as of March 31, 2023. The Company expects operating losses and negative cash flows from operations to continue for the foreseeable future. As of March 31, 2023, the Company had $9.7 million in cash and cash equivalents, which will not be sufficient to sustain its operations for at least twelve months following the date these condensed consolidated financial statements are issued.

The Company has not yet established ongoing sources of revenues sufficient to cover its operating costs and will need to continue to raise additional capital to support its future operating activities, including progression of its development programs, preparation for potential commercialization, and other operating costs. Management’s plans with regard to these matters include entering into a combination of additional debt or equity financing arrangements, strategic partnerships, collaboration and licensing arrangements, or other similar arrangements. There can be no assurance that the Company will be able to obtain additional financing on terms acceptable to the Company, on a timely basis or at all. These factors, among several others, raise substantial doubt about the Company’s ability to continue as a going concern.

The condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Based on the current business plan and operating budget, there is substantial doubt about the Company’s ability to continue as a going concern within one year from the date the condensed consolidated financial statements are issued. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

The Company acquired Centro De Investigacion de Medicina Regenerativa, S.A. de C.V. (“CIMRESA”), a company in Mexico, during 2018 to facilitate a potential clinical development program for HST-001, or hair stimulating complex (“HSC”). This was a wholly-owned subsidiary intended to pursue registration with the COFEPRIS (Mexico equivalent to Food and Drug Administration). Since the Company acquired CIMRESA in 2018, there have been no financial or operational activities. On January 17, 2023, the Company sold the wholly-owned subsidiary, CIMRESA, and deconsolidated the former subsidiary, resulting in a gain during the three months ended March 31, 2023.

The Company holds a majority interest in Adaptive Biologix, Inc. (“AB”, formerly Histogen Oncology, LLC). AB was formed to develop and market applications for the treatment of cancer. The Company consolidates AB into its condensed consolidated financial statements (refer to Note 2 for further information).

Unaudited Interim Financial Information

The unaudited condensed consolidated financial statements for the three months ended March 31, 2023 and 2022 have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and GAAP. Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of Management, these unaudited interim condensed consolidated financial statements contain all adjustments necessary, all of which are of a normal and recurring nature, to present fairly the Company’s financial position, results of operations, and cash flows. Interim results are not necessarily indicative of results for a full year or future periods. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes thereto for the year ended December 31, 2022 included in the Annual Report on Form 10-K that the Company filed with the SEC on March 9, 2023.

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

Significant estimates and assumptions include those related to accrued research and development expenses, the useful lives of property and equipment, discount rates used in recognizing contracts containing leases, unrecognized tax benefits, volatility used for stock-based compensation option pricing, and best estimate of standalone selling price of revenue deliverables. Actual results may materially differ from those estimates.

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

Customer Risk

During the three months ended March 31, 2023 and 2022, one customer accounted for 100% of total revenues.

COVID-19

The cumulative effect of the COVID-19 outbreak and associated disruptions have had, and may continue to have, an adverse impact on the Company’s business and its results of operations. While many countries have removed or reduced restrictions initially implemented in response to COVID-19, the COVID-19 outbreak continues to evolve as of the date these condensed consolidated financial statements were available to be issued and will depend on future developments that are highly uncertain and unpredictable, including efficacy and adoption of vaccines, future resurgences of the virus and its variants, the imposition of governmental lockdowns, and quarantine and physical distancing requirements. As such, it is uncertain as to the full magnitude that the pandemic will have on the Company’s financial condition, liquidity, and future results of operations.

Accounts Receivable

Accounts receivable are generally due within 30 days and are recorded net of the allowance for doubtful accounts, if any. Management considers all accounts receivable to be fully collectible as of March 31, 2023, and accordingly, no provision for doubtful accounts was recorded.

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

Valuation of Long-Lived Assets

Long-lived assets to be held and used, including property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. As of March 31, 2023, the Company has not recognized any impairment to long-lived assets.

Comprehensive Loss

The Company is required to report all components of comprehensive loss, including net loss, in the accompanying condensed consolidated financial statements in the period in which they are recognized. Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources, including unrealized gains and losses on investments and foreign currency translation adjustments. Net loss and comprehensive loss were the same for all periods presented.

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

Grant Awards

In September 2020, the Company was approved for a grant award from the U.S. Department of Defense (“DoD”) in the amount of approximately $2.0 million to partially fund the Company’s Phase 1/2 clinical trial of HST-003 for regeneration of cartilage in the knee. The Company applies International Accounting Standard (“IAS”) 20, Accounting for Government Grants and Disclosure of Government Assistance, by analogy as there is no existing authoritative guidance under GAAP. Under the terms of the award, the DoD will reimburse the Company for certain allowable costs. The period of performance for the grant award substantially expires in September 2025 and is subject to annual and quarterly reporting requirements. As the DoD grant is a cost-type (reimbursement) grant, the Company must incur program expenses in accordance with the Statement of Work and approved budget in order to be reimbursed by the DoD. The Company will recognize funding received from the grant award as a reduction of research and development expenses in the period in which qualifying expenses have been incurred, as the Company is reasonably assured that the expenses will be reimbursed and the funding is collectible. For the three months ended March 31, 2023 and 2022, qualifying expenses totaling $23 thousand and $0.2 million have been incurred with a corresponding reduction of research and development expenses related to the award, respectively. As of March 31, 2023 and December 31, 2022, $23 thousand and $0.1 million was included in accounts receivable within the condensed consolidated balance sheets with respect to the award, respectively. The Company made the decision in December 2022 to terminate the study for futility regarding patient recruitment and redirect efforts and funding away from HST-003 to other product candidates. As of March 31, 2023, the Company had completed its HST-003 clinical study close-out activities and early terminated the grant award.

Research and Development Expenses

All research and development costs are charged to expense as incurred. Research and development expenses primarily include (i) payroll and related costs associated with research and development performed, (ii) costs related to clinical and preclinical testing of the Company’s technologies under development, and (iii) other research and development costs, net of reimbursable research and development costs incurred under the DoD grant.

General and Administrative Expenses

General and administrative expenses represent personnel costs for employees involved in general corporate functions, including finance, accounting, legal and human resources, among others. Additional costs included within general and administrative expenses consist of professional fees for legal (including patent costs), audit and other consulting services, travel and entertainment, recruiting, facility costs, general information technology costs, depreciation and amortization, and other general corporate overhead expenses.

Patent Costs

The Company expenses all costs as incurred in connection with patent applications (including direct application fees, and the legal and consulting expenses related to making such applications) and such costs are included as a component of general and administrative expenses in the accompanying consolidated statements of operations.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred income taxes are recorded for temporary differences between consolidated financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets and liabilities reflect the tax rates expected to be in effect for the years in which the differences are expected to reverse. No income tax expense or benefit was recorded for the three months ended March 31, 2023 and 2022, due to the full valuation allowance on the Company’s net deferred tax assets. A valuation allowance is provided if it is more likely than not that some or all the deferred tax assets will not be realized.

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

Net Loss Per Share

Basic net loss per share attributable to common stockholders is computed by dividing net loss attributable to common stockholders by the weighted-average common shares outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares and potentially dilutive securities outstanding for the period. For the three months ended March 31, 2023 and 2022, diluted net loss per share attributable to common stockholders is equal to basic net loss per share attributable to common stockholders as common stock equivalent shares from stock options and warrants were anti-dilutive.

The following table sets forth outstanding potentially dilutive shares that have been excluded from the calculation of diluted net loss per share attributable to common stockholders because of their anti-dilutive effect (in common stock equivalents):

	March 31, 2023	March 31, 2022
Common stock options issued and outstanding	459,237	148,865
Warrants to purchase common stock	4,876,639	1,203,807
Redeemable convertible preferred stock	—	250,000
Total anti-dilutive shares	5,335,876	1,602,672

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In March 2023, the FASB issued ASU No. 2023-01, Leases (Topic 842): Common Control Arrangements ("ASU 2023-01"), amending certain provisions of ASC 842 that apply to arrangements between related parties under common control. This standard amends the accounting for leasehold improvements in common-control arrangements for all entities. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company does not expect to early adopt this guidance and is in the process of evaluating the impact of adoption of this guidance on the Company’s consolidated financial statements.

Recently Adopted Accounting Pronouncements

None.

3. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Lab and manufacturing equipment	$937	$937
Office furniture and equipment	225	225
Software	48	48
Total	1,210	1,210
Less: accumulated depreciation and amortization	(812)	(774)
Property and equipment, net	$398	$436

Depreciation and amortization expense for the three months ended March 31, 2023 and 2022, were $38 thousand and $31 thousand, respectively.

4. Balance Sheet Details

Prepaid and other current assets consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Insurance	$379	$626
Prepaid rent	84	81
Pre-clinical and clinical related expenses	76	64
Other	88	77
Total	$627	$848

Other assets consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Insurance	$460	$513
Other	9	10
Total	$469	$523

Accrued liabilities consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Current portion of finance lease liabilities	$9	$9
Accrued compensation	312	160
Preclinical and clinical related expenses	89	150
Legal fees	103	44
Accrued franchise tax	50	162
Other	66	70
Total	$629	$595

5. Revenues

The following is a summary description of the material revenue arrangements, including arrangements that generated revenues during the three months ended March 31, 2023 and 2022.

Allergan License Agreements

2017 Allergan Amendment

In 2017, the Company entered into a series of agreements (collectively, the “2017 Allergan Agreement”), which ultimately transferred Suneva Medical, Inc.’s license and supply rights of the Company’s cell conditioned medium (“CCM”) skin care ingredient in the medical aesthetics market to Allergan Sales LLC (“Allergan”) and granted Allergan an exclusive, royalty-free, perpetual, irrevocable, non-terminable and transferable license, including the right to sublicense to third parties, to use the Company’s CCM skin care ingredient in the medical aesthetics market. The 2017 Allergan Agreement also obligated the Company to deliver CCM to Allergan (the “Supply of CCM to Allergan”) in the future as well as share with Allergan any potential future improvements to the Company’s CCM skin care ingredients identified through the Company’s research and development efforts (“Potential Future Improvements”). In consideration for the execution of the agreements, the Company received a cash payment of $11.0 million and a potential additional payment of $5.5 million if Allergan’s net sales of products containing the Company’s CCM skin care ingredient exceeds $60.0 million in any calendar year through December 31, 2027.

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

Revenue related to the Supply of CCM to Allergan has been deferred and recognized at the point in time in which deliveries are completed while revenue related to the Potential Future Improvements has been deferred and amortized ratably over the remaining life of the patent into early 2028. The Supply of CCM to Allergan under the 2019 Allergan Amendment was entirely fulfilled during the year ended December 31, 2019. The $7.5 million residual amount of the total transaction price allocated to the expanded license was recognized as license revenue upon transfer of the license to Allergan in March 2019.

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

Revenue related to the Additional Supply of CCM to Allergan was deferred and was recognized at the point in time in which deliveries were completed. All deliveries of Additional Supply of CCM to Allergan have been completed as of March 31, 2021. As such, there is no revenue for the three months ended March 31, 2023 and 2022.

Revenue of $0.2 million related to the Potential Future Improvements has been deferred and amortized ratably over the remaining life of the patent into early 2028, for which $5 thousand of previously deferred revenue was recognized in revenue during each of the three months ended March 31, 2023 and 2022, respectively.

2022 Allergan Letter Agreement

Pursuant to the 2017 Allergan Amendment, the Company had the right to a potential milestone payment of $5.5 million if Allergan’s net sales of products containing the Company’s CCM skin care ingredient exceeds $60.0 million in any calendar year through December 31, 2027. In lieu of the potential milestone payment of $5.5 million, the Company entered into a letter agreement on March 18, 2022 (the “Letter Agreement”) with Allergan. In consideration for the execution of the Letter Agreement, the Company received a one-time payment equal to $3.8 million (the “Final Payment”) in March 2022. In exchange, among other things, the Company agreed that the Final Payment represents a full and final satisfaction of all money due to the Company pursuant to the License Agreement. The Company evaluated the 2022 Allergan Letter Agreement under ASC 606 and concluded that the performance obligation has been satisfied and therefore applied point in time recognition. The Company recognized the entire $3.8 million of license revenue related to the Letter Agreement during the year ended December 31, 2022. The Letter Agreement did not have an impact on the remaining performance obligation to share with Allergan any Potential Future Improvements to CCM identified through the Company’s research and development efforts.

Remaining Performance Obligation and Deferred Revenue

The remaining performance obligation is the Company’s obligation to share with Allergan any Potential Future Improvements to CCM identified through the Company’s research and development efforts. Deferred revenue recorded for the Potential Future Improvements was $0.1 million as of both March 31, 2023 and December 31, 2022. Deferred revenue is classified in current portion of deferred revenue liabilities when the Company’s obligations to provide research for Potential Future Improvements are expected to be satisfied within twelve months of the balance sheet date. The deferred revenue is recognized on a straight-line basis over the remaining life of the licensing patents into early 2028.

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

The Company identified multiple promises to deliver goods and services, which included at the inception of the agreement: (i) a license to technology and patents, information, and know-how; (ii) supply of emricasan, and (iii) collaboration, including the Company’s participation in a Joint Development Committee and Joint Partnering Committee. At inception and through March 31, 2023, the Company has identified one performance obligation for all the deliverables under the Collaboration Agreement since the delivered elements were either not capable of being distinct or were not distinct within the context of the contract. No upfront consideration was exchanged between the parties and any consideration received would have been dependent on the successful execution of a qualifying strategic partnership, as defined, on the successful commercialization of emricasan, or upon a change in control of Amerimmune, as defined. Although the Company would have recognized revenue upon the occurrence of one of these events, no such events had occurred as of March 31, 2023.

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

On March 8, 2022, Amerimmune provided written notice to exercise an option for additional license rights to develop additional products however, the Company rejected Amerimmune’s election of the option and believes that Amerimmune no longer has the right to exercise the option based on, among other reasons, the Company’s belief that the Collaboration Agreement is properly terminated as set forth in the Company’s Arbitration Demand.

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

As affirmed by the Interim Award, the Company has terminated the Collaboration Agreement and all rights and licenses granted to Amerimmune by the Company have been terminated, and Amerimmune shall cease any and all development, manufacture and commercialization activities under the Collaboration Agreement, and any and all rights granted by the Company to Amerimmune revert to the Company except any such rights that shall survive termination of the Collaboration Agreement.

On January 2, 2023, the arbitrator issued the Final Award affirming the arbitration outcome set forth in the Interim Award. Amerimmune did not petition a court to vacate or correct the Final Award by the applicable deadline. The Company has sought to confirm the award to judgment by filing a petition to confirm award filed (refer to Note 8 for further information).

6. Redeemable Convertible Preferred Stock

The redeemable convertible preferred stock instruments were contingently redeemable preferred stock. Each series contained redemption features, limited voting rights, dividends, and conversion terms. The convertible preferred stock was presented on the consolidated balance sheets as mezzanine equity as of March 31, 2022. All shares of redeemable convertible preferred stock were fully redeemed and were no longer outstanding as of June 30, 2022.

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

As of March 31, 2023, the Company had 17,501 shares of common stock reserved for issuance pursuant to the placement agent’s warrants issued by the Company in the March 2022 Offering at an exercise price of $25.00 per share.

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

Each share of Series A Preferred Stock outstanding on April 14, 2022 (the “Record Date”) had a number of votes equal to the number of shares of Common Stock issuable upon conversion of such share (whether or not such shares are then convertible). Accordingly, as of the Record Date, each share of Series A Preferred Stock had 3,776 votes, which is determined by dividing $1,000, the stated value of one share of Series A Preferred Stock, by $0.2648, the NASDAQ Minimum Price as of the closing on March 25, 2022. The holders of the Series A Preferred Stock agreed to not transfer their shares of Series A Preferred Stock until after the 2022 Annual Meeting and to vote all shares of Series A Preferred Stock in favor of the Reverse Stock Split Proposal.

Each share of Series B Preferred Stock outstanding on the Record Date entitled the holder thereof to cast 30,000 votes on the Reverse Stock Split Proposal. The holders of the Series B Preferred Stock agreed to not transfer their shares of Series B Preferred Stock until after the 2022 Annual Meeting and to vote all shares of Series B Preferred Stock in the same proportion as the aggregate shares of Common Stock and Series A Preferred Stock are voted on the Reverse Stock Split Proposal. As an example, if 70% of the aggregate votes cast by Common Stock and Series A Preferred Stock voting on the Reverse Stock Split Proposal were voted in favor thereof and 30% of the aggregate votes cast by Common Stock and Series A Preferred Stock voting on the Reverse Stock Split Proposal were voted against such Proposal, then 70% of the votes entitled to be cast by Series B Preferred Stock would have been cast in favor of the proposal and 30% of such votes would have been cast against the proposal.

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

As of March 31, 2023 and December 31, 2022, all shares of the Series A Preferred Stock and Series B Preferred Stock are no longer outstanding and the Company’s only remaining class of outstanding stock is its common stock, par value $0.0001 per share.

7. Stockholders’ Equity

Common Stock

January 2021 Offering

In January 2021, the Company completed an S-1 offering (the “January 2021 Offering”) of an aggregate of 580,000 shares of common stock, pre-funded warrants to purchase up to 120,000 shares of its common stock, and common stock warrants to purchase up to an aggregate of 700,000 shares of common stock. To the extent that an investor determines, at their sole discretion, that they would beneficially own in excess of the Beneficial Ownership Limitations (or as such investor may otherwise choose), in lieu of purchasing shares of common stock and common stock warrants, such investor could have elected to purchase Pre-Funded Warrants and Common Warrants at the pre-funded purchase price in lieu of the shares of common stock and common stock warrants in such a manner to result in the same aggregate purchase price being paid by such investor to the Company. The combined purchase price of one share of common stock and the accompanying common stock warrant was $20.00, and the combined purchase price of one pre-funded warrant and accompanying common stock warrant was $19.998. The common stock warrants are exercisable for five (5) years at an exercise price of $20.00 per share. The pre-funded warrants were immediately exercisable at an exercise price of $0.002 per share and were exercisable at any time until all of the pre-funded warrants are exercised in full. Placement agent warrants were issued to purchase up to 35,000 shares of common stock, are immediately exercisable for an exercise price of $25.00 per share, and are exercisable for five (5) years following the date of issuance. The Company received gross proceeds of $14.0 million and incurred placement agent’s fees and other offering expenses of approximately $1.9 million.

The common stock warrants and placement agent warrants were valued at $7.2 million and $0.3 million, respectively, using the Black-Scholes option pricing model based on the following assumptions: expected volatility 80.08%, risk-free interest rate 0.38%, expected dividend yield 0%, and an expected term of 5.0 years.

As of March 31, 2023, a total of 336,060 warrants issued in the January 2021 Offering to purchase shares of common stock have been exercised and the Company issued 336,060 shares of its common stock. The Company received gross proceeds of approximately $6.8 million.

As of March 31, 2023, the Company had 387,565 shares and 11,375 shares of common stock reserved for issuance pursuant to the warrants and placement agent’s warrants, respectively, issued by the Company in the January 2021 Offering, at an exercise price of $20.00 per share and $25.00 per share, respectively.

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

As of March 31, 2023, no warrants associated with the June 2021 Offering have been exercised.

As of March 31, 2023, the Company had 90,910 shares and 14,946 shares of common stock reserved for issuance pursuant to the warrants and placement agent’s warrants, respectively, issued by the Company in the June 2021 Offering, at an exercise price of $20.00 per share and $27.50 per share, respectively. In connection with the July 2022 Offering, the Company agreed to amend warrants, by reducing the exercise price and extending the expiration date, to purchase up to an aggregate of 148,183 shares of common stock of the Company that were originally issued to the investor in the June 2021 Offering. Refer to July 2022 Offering overview below for accounting treatment for the amended warrants.

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

As of March 31, 2023, no warrants associated with the December 2021 Offering have been exercised.

As of March 31, 2023, the Company had 164,707 shares and 20,590 shares of common stock reserved for issuance pursuant to the warrants and placement agent’s warrants, respectively, issued by the Company in the December 2021 Offering, at an exercise price of $8.50 per share and $10.626 per share, respectively. In connection with the July 2022 Offering, the Company agreed to amend warrants, by reducing the exercise price and extending the expiration date, to purchase up to an aggregate of 247,059 shares of common stock of the Company that were originally issued to the investor in the December 2021 Offering. Refer to July 2022 Offering overview below for accounting treatment for the amended warrants.

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

Subject to certain ownership limitations, the Series A Warrant became exercisable immediately after the issuance date at an exercise price equal to $2.568 per share of common stock, subject to adjustments as provided under the terms of the Series A Warrant, and has a term of five and a half (5.5) years from the issuance date. Subject to certain ownership limitations, the Series B Warrant became exercisable immediately after the issuance date at an exercise price equal to $2.568 per share of common stock, subject to adjustments as provided under the terms of the Series B Warrant, and has a term of one and a half (1.5) years from the issuance date. Subject to certain ownership limitations described in the Pre-Funded Warrant, the Pre-Funded Warrant was immediately exercisable at an exercise price of $0.0001 per share of common stock any time until all of the Pre-Funded Warrant is exercised in full. As of March 31, 2023, the

Pre-Funded Warrant to purchase up to an aggregate of 1,774,309 shares of common stock had been fully exercised and the Company issued 1,774,309 shares of common stock.

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

As of March 31, 2023, no warrants associated with the July 2022 Purchase Agreement have been exercised.

As of March 31, 2023, the Company had 3,996,418 shares and 124,202 shares of common stock reserved for issuance pursuant to the warrants and placement agent’s warrants, respectively, issued by the Company in the July 2022 Purchase Agreement, at an exercise price of $2.568 per share and $3.5225 per share, respectively.

Common Stock Purchase Agreement with Lincoln Park

In July 2020, the Company entered into a common stock purchase agreement (the “2020 Purchase Agreement”) with Lincoln Park which provided that, upon the terms and subject to the conditions and limitations in the 2020 Purchase Agreement, Lincoln Park was committed to purchase up to an aggregate of $10.0 million of shares of the Company’s common stock at the Company’s request from time to time during a 24 month period that began in July 2020 and at prices based on the market price of the Company’s common stock at the time of each sale. Upon execution of the 2020 Purchase Agreement, the Company sold 16,425 shares of common stock at $60.88 per share to Lincoln Park for gross proceeds of $1.0 million. During the year ended December 31, 2020, the Company sold an additional 15,000 shares of common stock to Lincoln Park for gross proceeds of approximately $0.5 million. In addition, in consideration for entering into the 2020 Purchase Agreement and concurrently with the execution of the 2020 Purchase Agreement, the Company issued 3,348 shares of its common stock to Lincoln Park. The 2020 Purchase Agreement expired automatically pursuant to its term on August 1, 2022, and, as of such expiration, the Company could not, and has not, sold any additional shares of common stock to Lincoln Park pursuant to the 2020 Purchase Agreement.

Common Stock Warrants

As of March 31, 2023, warrants to purchase 68 shares of common stock with an exercise price of $1,486.00 per share remain outstanding that were issued by Conatus in connection with obtaining financing in 2016. These warrants expire on July 3, 2023.

See warrant discussion above in connection with the January 2021 Offering, the June 2021 Offering, the December 2021 Offering, and the July 2022 Offering.

Stock-Based Compensation

Equity Incentive Plans

On December 18, 2017, Private Histogen established the Histogen Inc. 2017 Stock Plan (the “2017 Plan”). Under the 2017 Plan, Private Histogen was authorized to issue a maximum aggregate of 41,861 shares of common stock with adjustments for unissued or forfeited shares under the predecessor plan (the Histogen Inc. 2007 Stock Plan). In April 2019, Private Histogen amended the 2017 Plan, which increased the number of common stock available for grants by 16,336 shares. The 2017 Plan permitted the issuance of incentive stock options (“ISOs”), non-statutory stock options (“NSOs”), and Stock Purchase Rights. NSOs could be granted to employees, directors, or consultants, while ISOs could be granted only to employees. Options granted vest over a maximum period of four years and expire ten years from the date of grant. In connection with the closing of the Merger, no further awards were made under the 2017 Plan and any cancelled, forfeited or expired options were not made available for granting. As of March 31, 2023, 4,841 fully vested options remain outstanding under the 2017 Plan.

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

The following summarizes activity related to the Company’s stock options under the 2017 Plan and the 2020 Plan for the three months ended March 31, 2023:

	Options Outstanding	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	113,279	$21.30	8.09	$—
Granted	316,110	0.95
Cancelled / Forfeited	(81,832)	18.83
Outstanding at March 31, 2023	347,557	$3.37	9.58	$82
Vested and exercisable at March 31, 2023	24,447	$33.88	5.03	$—

Valuation of Stock Option Awards

The following weighted-average assumptions were used to calculate the fair value of awards granted to employees, non-employees and directors:

	Three Months Ended March 31,
	2023	2022
Expected volatility	91.75%	79.00%
Risk-free interest rate	3.91%	1.90%
Expected option life (in years)	6.08	6.08
Expected dividend yield	—%	—%

Additionally, in connection with the closing of the Merger, no further awards will be made under the Conatus 2013 Plan. As of March 31, 2023, 4,887 fully vested options remain outstanding under the Conatus 2013 Plan with a weighted average exercise price of $859.59 per share.

Restricted Stock Units

On November 8, 2021, the Company granted 23,423 restricted stock units to the Company’s then Interim Chief Executive Officer, Chief Financial Officer, and Senior Vice President of Technical Operations. The fair value of the RSUs was $14.58 per share, which was the closing market price of the Company’s common stock on the date of grant. The RSUs vest in full upon the earlier of (1) 12 months following the grant date and (2) a change of control of the Company, as defined in the Company’s 2020 Plan, subject to continued service to the Company. Prior to RSU vesting, on November 7, 2022, the Company and the RSU recipients mutually agreed to enter into RSU Cancellation Agreements such that the RSU awards are cancelled and no longer outstanding.

Forfeiture Stock Option Grants

On March 10, 2023, the Company approved stock option grants to purchase 111,063 shares of the Company’s common stock to certain officers and employees as part of an annual award grant. Because the Company did not have sufficient shares available under the 2020 Plan at the time of approval, these shares are subject to forfeiture in the event that the shares available pursuant to the plan are not increased prior to the one-year anniversary and vesting of the award by an amount required to be available for issuance for all outstanding stock awards containing the forfeiture condition (“Forfeiture Stock Option Grants”). The Company has a conditional obligation to increase the shares available for issuance under the stock option plans before these Forfeiture Stock Option Grants can be granted at which time the Company will begin to recognize compensation costs from the inception date of the award through grant date. As such, during the three months ended March 31, 2023, no compensation expense was recognized for the Forfeiture Stock Option Grants.

Stock Option Cancellations

On March 10, 2023, the Company entered into Stock Option Cancellation Agreements with certain officers and employees (the “Option holders”), pursuant to which such individuals surrendered and cancelled 69,045 stock options with a weighted average price of $17.92 per share to purchase shares of the Company’s common stock (the “Cancelled Stock Options”). Pursuant to the terms of the Stock Option Cancellation Agreements, the Company agreed to pay each of the option holders a lump sum cash payment of $250 in exchange for the agreement to cancel the aforementioned stock options. The Company determined that because the Cancelled Stock Options were cancelled in exchange of cash consideration, the cash payments are considered partial settlements of the original awards and the cancellation should be accounted for as a repurchase of outstanding equity. The Company also determined that cash paid in exchange of cancellation was less than the fair value of the original awards and the stock options were probable of vesting pursuant to their original terms. Therefore, the Company recorded previously unrecognized compensation costs related to the Cancelled Stock Options of approximately $0.4 million during the three months ended March 31, 2023.

Inducement Grant

On February 23, 2023, the Company issued 106,793 stock options to its newly appointed Executive Vice President and Chief Scientific Officer as an inducement grant outside of the Company’s equity incentive plans in accordance with Nasdaq Listing Rule 5635(c)(4). In accordance with the award agreement, 25% of the options vest on the first anniversary of the employee’s hire date, on February 1, 2024, and then ratably over the remaining 36 months. Based on the terms being similar to standard grants as awarded under the 2020 Plan, the Company applied ASC 718 accounting basis for the recognition of share-based compensation expense. The inducement grant was valued at $0.1 million using the Black-Scholes option pricing model based on the following assumptions: expected volatility 91.65%, risk-free interest rate 4.06%, expected dividend yield 0%, and an expected term of 6.08 years. As of March 31, 2023, no inducement grant options are vested and total unrecognized compensation cost related to unvested options was approximately $0.1 million which is expected to be recognized over a weighted-average period of 3.8 years.

Stock-based Compensation Expense

The compensation cost, including the inducement grant expense, that has been included in the accompanying condensed consolidated statements of operations for all stock-based compensation arrangements is detailed as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
General and administrative	$386	$135
Research and development	33	30
Total	$419	$165

As of March 31, 2023, total unrecognized compensation cost related to unvested options was approximately $0.3 million which is expected to be recognized over a weighted-average period of 3.8 years.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance is as follows:

	As of March 31,
	2023	2022
Common stock warrants	4,876,639	1,203,807
Common stock options issued and outstanding under stock plans	352,444	148,865
Common stock options issued and outstanding outside of stock plans (inducement grant)	106,793	—
Common stock available for issuance under stock plans	75,822	98,141
Redeemable convertible preferred stock	—	250,000
Total	5,411,698	1,700,813

The Forfeiture Stock Option Grants approved to purchase 111,063 shares of the Company’s common stock are subject to forfeiture in the event that the shares available pursuant to the 2020 Plan are not increased prior to the one-year anniversary, or March 10, 2024. Until such time that there is enough common stock available for issuance under the stock plans, the Forfeiture Stock Option Grants are approved but not yet granted and are not included in the table above.

8. Commitments and Contingencies

Leases

In January 2020, the Company entered into a long-term operating lease with San Diego Sycamore, LLC (“Sycamore”) for its headquarters that includes office and laboratory space. The lease commenced on March 1, 2020 and expires on August 31, 2031, with no options to renew or extend. The lease was accounted for as a modification of the Company’s existing lease with Sycamore as the lease agreement did not grant the Company an additional right-of-use asset.

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

The Company leases certain office equipment that is classified as a finance lease. As of March 31, 2023, the weighted-average remaining term of the Company’s operating lease and finance lease was approximately 8.4 years and 1.2 years, respectively.

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

At March 31, 2023, future minimum payments of lease liabilities were as follows (in thousands):

	Operating Lease	Finance Lease
2023 (Remaining 9 months)	588	8
2024	803	5
2025	827	—
2026	853	—
Thereafter	4,330	—
Total minimum lease payments	7,401	13
Less: imputed interest	(2,838)	(1)
Total future minimum lease payments	4,563	12
Less: current obligations under leases	(251)	(9)
Noncurrent lease obligations	$4,312	$3

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

Prior to the termination of the Collaboration Agreement with Amerimmune on November 28, 2022, the obligations pursuant to the Stock Purchase Agreement were the responsibility of our former collaboration partner, Amerimmune. In accordance with authoritative guidance, amounts for the milestone payments will be recognized when it is probable that the related contingent liability has been incurred and the amount owed is reasonably estimated. No amounts for the milestone payments have been recorded during the three months ended March 31, 2023 and year ended December 31, 2022.

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

As consideration for the reacquisition of the Development Assets, Private Histogen compensated PUR with both equity and cash components, including 8,366 shares of Series D convertible preferred stock with a fair value of $1.75 million and a potential cash payout of up to $6.25 million (the “Cap Amount”). Private Histogen paid PUR $0.5 million in upfront cash, forgave approximately $22 thousand of accounts receivable owed by PUR to Private Histogen, and settled an outstanding payable of PUR of approximately $23 thousand owed to a third party. The Company is also obligated to make milestone and royalty payments, including (a) a $0.4 million payment upon the unconditional acceptance and approval of a New Drug Application or Pre-Market Approval Application by the FDA related to the Development Assets, (b) a $0.4 million commercialization milestone upon reaching gross sales (by the Company or licensee) of the $0.5 million of products incorporating the Development Assets, and (c) a five percent (5%) royalty on net revenues collected by the Company from commercial sales (by the Company or licensee) of products incorporating the Development Assets. The aforementioned cash payments, along with any future milestone and royalty payments, are all applied against the Cap Amount. In accordance with authoritative guidance, amounts for the milestone and royalty payments will be recognized when it is probable that the related contingent liability has been incurred and the amount owed is reasonably estimated. No amounts for the milestone and royalty payments have been recorded during the three months ended March 31, 2023 and year ended December 31, 2022.

Litigation and Legal Matters

The Company is subject to claims and legal proceedings that arise in the ordinary course of business. Such matters are inherently uncertain, and there can be no guarantee that the outcome of any such matter will be decided favorably to the Company or that the resolution of any such matter will not have a material adverse effect upon the Company’s consolidated financial statements. The Company accrues a liability for such matters when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. As of March 31, 2023, no accruals have been made and no liability recognized related to commitments and contingencies.

Employee Litigation

On or about February 17, 2022, two former employees, each of whom separately resigned and terminated their employment with Histogen, filed a complaint in the Superior Court of California, County of San Diego against the Company, the Company’s Board of Directors, the Company’s former Chief Executive Officer, as well as three individuals that are currently employed by the Company. Although the complaint lists the “Histogen Board of Directors, a business entity form unknown” as a defendant, the complaint does not specifically list the names of the board members. The plaintiffs allege whistleblower status, retaliation, discrimination, unfair business practices, wrongful termination, violation of civil rights, and other California state law claims. The Company has tendered the complaint to its liability insurer and engaged outside litigation counsel, as approved by its carrier, to defend Histogen, the Board of Directors and the individuals in this matter. The Company objects to the naming of each of the defendants in this matter and denies each of the plaintiffs’ claims. The plaintiffs agreed to pre-arbitration mediation, which was conducted on May 4, 2022, as was required by the arbitration agreement executed by each of the plaintiffs. Considering that the parties did not resolve the matter through this mediation, the Company petitioned the San Diego Superior Court for an order that the matter be submitted to arbitration consistent with each of the plaintiff’s arbitration agreements. The hearing for the motion to compel arbitration was held on August 12, 2022 and the San Diego Superior Court issued a ruling to uphold the binding arbitration agreements signed by both plaintiffs. The matter is expected to proceed to arbitration but is the responsibility of the plaintiffs to initiate the arbitration proceeding. The Company believes that our defense costs, settlement monies, damages or any other awards would be covered by our liability insurance; provided, however, insurance may not cover all claims or could exceed our insurance coverage. The Company believes that there are substantial defenses to this lawsuit, and we intend to vigorously defend against each of these claims. While this litigation matter is in the early stages, the Company believes the action is without merit. Nonetheless, the ultimate outcome is unknown at this time.

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

9. Related Parties

Lordship

Lordship, with its predecessor entities along with its principal owner, Jonathan Jackson, have invested and been affiliated with Private Histogen since 2010. As of both March 31, 2023 and December 31, 2022, Lordship controlled approximately 2.8% of the Company’s outstanding voting shares, respectively, and currently holds two Board of Director seats.

In November 2012, Private Histogen entered into a Strategic Relationship Success Fee Agreement with Lordship (the “Success Fee Agreement”). The Success Fee Agreement causes certain payments to be made from the Company to Lordship equal to 1% of certain product revenues and 10% of certain license and royalty revenues generated from our Human Multipotent Cell Conditioned Media, or CCM, and our Human Extracellular Matrix, or hECM, in connection with the Company’s biologics technology platform. The Success Fee Agreement also stipulates that if the Company engages in a merger or sale of all or substantially all (defined as 90% or more) of its assets or equity to a third party, then the Company has the option to terminate the agreement by paying Lordship the fair market value of future payments with the minimum payment being at least equal to the most recent annual payments Lordship has received. The Success Fee Agreement was amended in August 2016, but continues to carry the same rights to certain payments. The Company recognized an expense to Lordship for the three months ended March 31, 2023 and 2022 totaling $0 and $0.4 million, respectively, all of which is included in general and administrative expenses on the accompanying condensed consolidated statements of operations. As of March 31, 2023 and December 31, 2022, there was a balance of $9 thousand and $10 thousand, respectively, paid to Lordship included as a component of other assets on the accompanying consolidated balance sheets in connection with the deferral of revenue from the Allergan license transfer agreements.

10. Subsequent Events

On April 3, 2023, the Company entered into an Exclusive License Agreement (the “Agreement”) with Johns Hopkins University (“Johns Hopkins”), pursuant to which Johns Hopkins granted the Company an exclusive license to certain intellectual property associated with the use of emricasan for the treatment of disease in humans resulting from viral or bacterial infections (including but not limited to, MRSA, VRSA, and SARS-CoV-2). In exchange, the Company agreed to pay Johns Hopkins an upfront license fee, reimbursement of certain patent costs, payments upon meeting certain milestones of up to $2.1 million, and royalty payments. The Agreement contains customary provisions on, among other things, termination, indemnification and patent prosecution and maintenance of the licensed intellectual property portfolio.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with (i) our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the period ended March 31, 2023 (this “Quarterly Report”). This information should also be read in conjunction with our audited historical consolidated financial statements which are included in our Form 10-K for the fiscal year ended December 31, 2022 (“Form 10-K”). References to the Company’s operating results prior to the Merger will refer to the operating results of Private Histogen. Except as otherwise indicated herein or as the context otherwise requires, references in this Quarterly Report on Form 10-Q to “Histogen” “the Company,” “we,” “us” and “our” refer to Histogen Inc.., a Delaware corporation, on a post-Merger basis, and the term “Private Histogen” refers to the business of privately-held Histogen Inc. prior to completion of the Merger.

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
•
our ability to successfully develop product candidates;
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

We have common law trademark rights in the unregistered marks “Histogen Inc”, “Histogen”, “Histogen Therapeutics Inc.,” and the Histogen logo’s in certain jurisdictions. Solely for convenience, trademarks and tradenames referred to in this Quarterly Report appear without the ® and ™ symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or that the applicable owner will not assert its rights, to these trademarks and tradenames.

Overview

We are a clinical-stage therapeutics company focused on developing potential first-in-class clinical and preclinical small molecule pan-caspase and caspase selective inhibitors that protect the body’s natural process to restore immune function. Our product candidates include emricasan, CTS-2090 and other proprietary caspase inhibitors. We believe that emricasan has the potential to treat infections in a different way; by protecting the competence of the body’s immune system thereby restoring the body’s natural process to combat invading organisms. By focusing on optimizing the immune response, we believe that emricasan can be a viable option for physicians to treat and cure infectious diseases without the risk of generating resistance.

Emricasan impacts the three pathways of caspase regulated cell death, which are described as follows:

1.
Apoptosis – “silent death” cells die without causing inflammation or activating an immune response.
2.
Pyroptosis – cell death causes inflammation and immune response.
3.
Necroptosis – cell death causes inflammation and strong immune response.

The emergence of methicillin-resistant S. aureus (MRSA) strains of bacteria is a serious public health threat. MRSA infections and other acute bacterial skin and skin structure infections (ABSSSI) result in 600,000 to 800,000 hospital admissions annually in the United States. We believe there is an urgent clinical need for nonantibiotic immunomodulating therapies to treat ABSSSI and MRSA infections and prevent the spread of antibiotic resistance.

The Staph aureus bacterium causes skin and soft tissue infections by specifically targeting cell death pathways in key immune cells to thwart effective immune response and maintain infection. Two main types of immune cells essential for the host immune response are hijacked and killed by methicillin resistant Staph aureus:

1.
The Neutrophil Cell: Acts by destroying bacteria by ingestion and digestion, and releases substances that kill circulating bacteria.
•
Staph aureus kills neutrophils by apoptosis, which is ‘invisible’ to the immune system and does not provoke an adaptive immune response.
•
Inhibiting neutrophil response provides an important survival benefit to the bacteria.
2.
The Macrophage Cell: Acts by recruiting immune cells to site of infection, releases substances that recruit and amplify the immune response, and digests bacteria and releases bacterial fragments as antigens to initiate the production of antibodies.
•
Staph aureus also kills macrophages by apoptosis, which is ‘invisible’ to the immune system and prevents an adaptive immune response.
•
Inhibiting an effective macrophage response provides an important survival benefit to the bacteria.

(Trends Pharmacol Sci. 2017 May ; 38(5): 473–488)

We believe that emricasan can reverse these negative effects on the host immune response. The goal is to bolster the host immune response to infection.

Currently, we are developing emricasan for ABSSSI as well as evaluating its use in other infectious diseases. Our pipeline also includes novel preclinical product candidate CTS-2090 that is a highly selective small molecule inhibitor of caspase-1 designed for the treatment of certain infectious and inflammatory diseases.

Our Product Candidates

•
Emricasan is an orally available pan-caspase inhibitor designed to reduce the activities of human caspases, which are enzymes that mediate inflammation and apoptosis. Emricasan has completed extensive toxicology testing including chronic toxicology and clean carcinogenicity testing. The drug candidate has previously been shown to be well tolerated in multiple clinical studies involving approximately 1,000 subjects employing multiple doses ranging from 1 mg to 500 mg orally with dosing for up to two years, including a Phase 1 study in mild symptomatic COVID-19 patients to assess safety, tolerability, and preliminary efficacy. In the fourth quarter of 2022, we completed our pre-clinical evaluation of emricasan for the potential treatment of acute bacterial skin infections, including those related to MRSA. In April 2023, we announced the online publication of an abstract describing our preclinical study in mice showing that emricasan has therapeutic effect against bacterial skin infections. In the study, the role of the irreversible pan-caspase inhibitor emricasan alone and in combination with a standard-of-care antibiotic, doxycycline, was examined as potential host-directed immunotherapy against bacterial infections in vivo. Mice in four groups; placebo, placebo plus doxycycline, emricasan plus doxycycline, and emricasan alone were treated orally twice daily for 7 days after intradermal injection of the established CA-MRSA strain USA300 of Staphylococcus aureus in mice. The results of the study show that: 1) emricasan alone reduced both lesion size and bacterial burden versus placebo (p<0.0001); 2) emricasan alone showed efficacy superior to doxycycline alone in lesion size (p=0.02); and 3) emricasan alone and emricasan plus doxycycline showed comparable efficacy versus placebo in both lesion size and bacterial burden (p<0.0001).

Additionally, we received notice from the FDA in March 2023 related to our recently filed IND for emricasan for the treatment of ABSSSI that the “Study May Proceed.” Assuming we raise sufficient capital, we anticipate initiation of clinical development activities in the second half of 2023.

In June 2021, we announced top line results from the Phase 1 study of emricasan in mild symptomatic COVID-19 patients to assess safety, tolerability, and preliminary efficacy. The study demonstrated that emricasan was safe and well-tolerated during the 14 days of dosing and at the day 45 follow-up, as compared to placebo with no reports of serious adverse events. Top-line efficacy data from the Phase 1 study point to a positive impact on adaptive immune responses with 5 of 5 emricasan vs. 0 of 6 placebo having a complete resolution of symptoms at day 7, 4 of 5 emricasan vs. 1 of 6 placebo cleared the virus at day 14, and the mean anti-COVID-19 antibody index in emricasan of 6.98 vs. 5.32 in placebo at end of study. A total of 13 subjects were consented and randomized to receive either placebo or 25 mg emricasan orally, BID for 14 days. PK samples, taken at day 14 of the study to assess compliance, revealed that one patient in the treatment arm did not show any indications of emricasan or its known metabolites in plasma, leading to a reclassification of the patient for the subsequent analysis shown in Figure 1.

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

Additionally, within our small molecule pipeline, we have assembled a proprietary portfolio of orally active molecules that inhibit inflammasome pathways and thus the activation of the potent inflammatory cytokine interleukin-1β, or IL-1β. Inhibition of IL-1β is a clinically validated approach to treating inflammatory diseases, with injectable biologic products using that mechanism of action already on the market. The NLRP3 inflammasome pathway, for example, is dependent upon caspase-1, which activates IL-1β. As such, caspase-1 occupies a uniquely central position in the inflammasome pathway, and we have leveraged our scientific expertise in caspase research and development to design potent, selective and orally bioavailable inhibitors of caspase-1. Excess IL-1β has been linked to a variety of diseases including rare genetic inflammatory diseases, neurological diseases, cancer, liver and other gastrointestinal diseases, and cardiovascular diseases.

CTS-2090 is a selective caspase-1 inhibitors targeting inflammasome activation and has the potential to treat a variety of inflammation mediated diseases. Inflammasomes are a collection of large multiprotein structures responsible for the activation of inflammatory responses. There are six known inflammasome subtypes - NLRP1, NLRP3, NLRC4, NLRP6, AIM2 and IFI 16 - that respond to different stimuli. A primary function of the inflammasomes is to generate active caspase-1 from procaspase 1 in response to various pathogens and other stimuli. The ultimate products produced by the activation of caspase 1 are highly pro-inflammatory cytokines, IL-1ß and IL-18. In addition, caspase 1 initiates pyroptosis, a highly inflammatory form of cell death, through the cleavage of gasdermin D. The selection of product candidate, CTS-2090, as a lead compound is based on its preclinical profile, including high selectivity for caspase-1, and drug-like properties showing a high degree of drug exposure in the intestinal track after oral administration.

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

Biologics Technology Platform

•
HST-003 is a human extracellular matrix, or hECM, intended for regenerating hyaline cartilage for the treatment of articular cartilage defects in the knee, with a novel, malleable scaffold that stimulates the body’s own stem cells. In September 2020, we were awarded a $2.0 million grant by the Peer Reviewed Orthopaedic Research Program (“PRORP”) of the U.S. Department of Defense (“DoD”) to partially fund a Phase 1/2 clinical trial of HST-003 for regeneration of cartilage in the knee. The U.S. Army Medical Research Acquisition Activity, 820 Chandler Street, Fort Detrick MD, 21702, is the awarding and administering acquisition office. The views expressed in this filing are ours and may not reflect the official policy or position of the Department of the Army, DoD, or the U.S. Government. In December 2020, we filed an investigational new drug application (“IND”) for the initiation of a Phase 1/2 clinical trial to evaluate the safety and efficacy of HST-003, implanted within microfracture interstices and the cartilage defect in the knee to regenerate hyaline cartilage in combination with a microfracture procedure. In January 2021, we announced that the FDA had notified the company that the IND for the Phase 1/2 clinical trial of HST-003 was placed on clinical hold. The hold was due to additional chemistry, manufacturing, and controls (“CMC”) information required for the FDA to complete their review. Following the receipt of the written clinical hold letter on February 3, 2021, we submitted a complete response letter to the FDA on February 19, 2021. In March 2021, the FDA confirmed that Histogen had satisfactorily addressed all clinical hold questions and could proceed with initiation of the Phase 1/2 clinical trial of HST-003. In June 2021, we initiated the trial and to date have had significant challenges with patient recruitment due to the specific nature of the study inclusion criteria and the impact of COVID-19 on the elective surgery environment. The Company added three additional clinical sites in the first quarter of 2022 in an attempt to help address the recruitment challenges. In the second quarter of 2022, the Company expanded its efforts in addressing the recruiting challenges, which included engaging a clinical research organization, or CRO, to evaluate both protocol changes and the potential of adding more clinical sites. In the third quarter of 2022, the Company implemented the protocol changes which the Company believes addressed the study inclusion criteria which should have improved the ability of the clinical sites to enroll patients. Despite these efforts, the clinical sites continue to be unsuccessful in recruiting and enrolling additional patients. Therefore, the Company made the decision in December of 2022 to terminate the study for futility regarding patient recruitment and redirect efforts and funding away from

HST-003 to other product candidates. As of March 31, 2023, the Company had completed its HST-003 clinical study close-out activities and early terminated the grant award.
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

Material Contracts

Pfizer Inc.

In July 2010, we entered into a Stock Purchase Agreement with Pfizer pursuant to which it acquired all of the outstanding capital stock of Idun Pharmaceuticals, Inc. (“Idun”), a wholly-owned subsidiary of Pfizer at the time. Pursuant to the Stock Purchase Agreement, we are required to make additional payments to Pfizer totaling $18.0 million upon the achievement of specified regulatory milestones relating to emricasan.

Prior to the termination of the Collaboration Agreement with Amerimmune on November 28, 2022, the obligations pursuant to the Stock Purchase Agreement were the responsibility of our former collaboration partner, Amerimmune. In accordance with authoritative guidance, amounts for the milestone payments will be recognized when it is probable that the related contingent liability has been incurred and the amount owed is reasonably estimated. No amounts for the milestone payments have been recorded during the three months ended March 31, 2023 or the year ended December 31, 2022.

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

As consideration for the reacquisition of the Development Assets, Private Histogen compensated PUR with both equity and cash components, including 8,366 shares of Series D convertible preferred stock with a fair value of $1.75 million and a potential cash payout of up to $6.25 million (the “Cap Amount”). Private Histogen paid PUR $0.5 million in upfront cash, forgave approximately $22 thousand of accounts receivable owed by PUR to Private Histogen, and settled an outstanding payable of PUR of approximately $23 thousand owed to a third party. The Company is also obligated to make milestone and royalty payments, including (a) a $0.4 million payment upon the unconditional acceptance and approval of a New Drug Application or Pre-Market Approval Application by the FDA related to the Development Assets, (b) a $0.4 million commercialization milestone upon reaching gross sales (by the Company or licensee) of the $0.5 million of products incorporating the Development Assets, and (c) a five percent (5%) royalty on net revenues collected by Histogen from commercial sales (by the Company or licensee) of products incorporating the Development Assets. The aforementioned cash payments, along with any future milestone and royalty payments, are all applied against the Cap Amount. In accordance with authoritative guidance, amounts for the milestone and royalty payments will be recognized when it is probable that the related contingent liability has been incurred and the amount owed is reasonably estimated. No amounts for the milestone and royalty payments have been recorded as a contingent liability at March 31, 2023 or December 31, 2022.

Components of Results of Operations

Revenue

Our revenues to date have been generated primarily from the sale of license fees.

License Revenue

Our license revenue to date has been generated primarily from payments received under the Allergan Agreements.

Operating Expenses

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

	Three Months Ended March 31,
	2023	2022
Pre-clinical and clinical	$220	$384
Salaries and benefits	606	936
Facilities and other costs	167	612
Total research and development expenses	$993	$1,932

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

Results of Operations

Comparison of three months ended March 31, 2023 and 2022

The following table summarizes our results of operations for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022	Change
Revenues
License revenue	$5	$3,755	$(3,750)
Total revenues	5	3,755	(3,750)
Operating expenses
Research and development	993	1,932	(939)
General and administrative	2,486	2,506	(20)
Total operating expenses	3,479	4,438	(959)
Loss from operations	(3,474)	(683)	(2,791)
Gain on sale of subsidiary	1	(1)	2
Net loss	$(3,473)	$(684)	$(2,789)

Revenues

For the three months ended March 31, 2023 and 2022, we recognized license revenue of $5 thousand and $3.8 million, respectively. The decrease in the current period is due to a one-time payment of $3.75 million received in March 2022 as consideration for execution of the 2022 Allergan Letter Agreement.

Total Operating Expenses

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2023 and 2022 were $1.0 million and $1.9 million, respectively. The decrease of $0.9 million was primarily due to decreases in outsourced manufacturing facility expenses, personnel related expenses, and the number of clinical and preclinical candidates in development and corresponding reduction of costs.

General and Administrative Expenses

General and administrative expenses for both the three months ended March 31, 2023 and 2022 were $2.5 million. While there was no difference in expense between the periods, the change in the type of expenses for the period ended March 31, 2023 as compared to March 31, 2022 was primarily increases in stock-based compensation, outside services, and rent expenses, offset by reductions in royalty expenses, legal, insurance, and personnel related expenses.

Liquidity and Capital Resources

From inception through March 31, 2023, we had an accumulated deficit of $91.7 million and expect to incur operating losses and generate negative cash flows from operations for the foreseeable future. As of March 31, 2023, we had approximately $9.7 million in cash and cash equivalents. We believe that our existing cash and cash equivalents may not be sufficient to fund our operations for a period of at least twelve months from the date of this report without raising additional funding or making changes to operating plans or programs to reduce expenses.

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

The condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Based on the current business plan and operating budget, there is substantial doubt about our ability to continue as a going concern within one year from the date the consolidated financial statements are issued. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Common Stock

January 2021 Offering of Common Stock

In January 2021, we completed an S-1 offering (the “January 2021 Offering”) of an aggregate of 580,000 shares of common stock, pre-funded warrants to purchase up to 120,000 shares of its common stock, and common stock warrants to purchase up to an aggregate of 700,000 shares of common stock. To the extent that an investor determines, at their sole discretion, that they would beneficially own in excess of the Beneficial Ownership Limitations (or as such investor may otherwise choose), in lieu of purchasing shares of common stock and common stock warrants, such investor could have elected to purchase pre-funded warrants and common stock warrants at the pre-funded purchase price in lieu of the shares of common stock and common stock warrants in such a manner to result in the same aggregate purchase price being paid by such investor to the Company. The combined purchase price of one share of common stock and the accompanying common stock warrant was $20.00, and the combined purchase price of one pre-funded warrant and accompanying common stock warrant was $19.998. The common stock warrants are exercisable for five (5) years at an exercise price of $20.00 per share. The pre-funded warrants were immediately exercisable at an exercise price of $0.002 per share and were exercisable at any time until all of the pre-funded warrants are exercised in full. Placement agent warrants were issued to purchase up to 35,000 shares of common stock, are immediately exercisable for an exercise price of $25.00, and are exercisable for five (5) years following the date of issuance. We received gross proceeds of $14.0 million and incurred placement agent’s fees and other offering expenses of approximately $1.9 million.

As of March 31, 2023, a total of 336,060 warrants issued in the January 2021 Offering to purchase shares of common stock have been exercised and we issued 336,060 shares of its common stock. We received gross proceeds of approximately $6.8 million.

As of March 31, 2023, we had 387,565 shares and 11,375 shares of common stock reserved for issuance pursuant to the warrants and placement agent’s warrants, respectively, issued by us in the January 2021 Offering, at an exercise price of $20.00 per share and $25.00 per share, respectively.

June 2021 Offering of Common Stock

In June 2021, we completed a registered direct offering (the “June 2021 Offering”) of an aggregate of 298,865 shares of common stock, together with accompanying warrants to purchase up to an aggregate of 239,093 shares of common stock, at a public offering price of $22.00 per share. The accompanying warrants permit the investor to purchase additional shares equal to 80% of the number of shares of our common stock purchased by the investor. The warrants have an exercise price of $20.00 per share, are immediately exercisable, and expire five and a half (5.5) years following the date of issuance. In addition, our placement agent was issued compensatory warrants equal to 5.0%, or 14,946 shares, of the aggregate number of common stock sold in the offering, which are immediately exercisable for an exercise price of $27.50 and expire five (5) years following the date of issuance on June 7, 2026. We received gross proceeds of $6.6 million and incurred cash-based placement agent fees and other offering expenses of approximately $0.9 million.

As of March 31, 2023, no warrants associated with the June 2021 Offering have been exercised.

As of March 31, 2023, we had 90,910 shares and 14,946 shares of common stock reserved for issuance pursuant to the warrants and placement agent’s warrants, respectively, issued by us in the June 2021 Offering, at an exercise price of $20.00 per share and $27.50 per share, respectively. In connection with the July 2022 Offering, we agreed to amend warrants, by reducing the exercise price and extending the expiration date, to purchase up to an aggregate of 148,183 shares of our common stock that were originally issued to the investor in the June 2021 Offering.

December 2021 Offering of Common Stock

In December 2021, we completed a registered direct offering (the “December 2021 Offering”) of an aggregate of 411,764 shares of common stock and 411,766 warrants to purchase up to 411,766 shares of common stock, at a public offering price of $8.50 per share. The accompanying warrants permit the investor to purchase additional shares equal to approximately the same number of shares of our common stock purchased by the investor. The warrants have an exercise price of $8.50 per share, may be exercised any time on or after 6 months and one (1) day after the issuance date, and expire five and a half (5.5) years following the date of issuance. In addition, the placement agent was issued compensatory warrants equal to 5.0%, or 20,590 shares, of the aggregate number of shares of common stock sold in the offering, which are immediately exercisable for an exercise price of $10.626 and expire five and a half (5.5) years following the date of issuance on June 21, 2027. We received gross proceeds of $3.5 million and incurred cash-based placement agent fees and other offering expenses of approximately $0.5 million.

As of March 31, 2023, no warrants associated with the December 2021 Offering have been exercised.

As of March 31, 2023, we had 164,707 shares and 20,590 shares of common stock reserved for issuance pursuant to the warrants and placement agent’s warrants, respectively, issued by us in the December 2021 Offering, at an exercise price of $8.50 per share and $10.626 per share, respectively. In connection with the July 2022 Offering, we agreed to amend warrants, by reducing the exercise price and extending the expiration date, to purchase up to an aggregate of 247,059 shares of our common stock that were originally issued to the investor in the December 2021 Offering.

July 2022 Offering of Common Stock

On July 12, 2022, we entered into a Securities Purchase Agreement (the “July 2022 Purchase Agreement”) with a single healthcare-focused institutional investor for the sale by us of (i) a pre-funded warrant to purchase up to 1,774,309 shares of Common Stock (the “Pre-Funded Warrant”), (ii) a Series A warrant to purchase up to an aggregate of 1,774,309 shares of common stock (the “Series A Warrant”), and (iii) a Series B warrant to purchase up to an aggregate of 1,774,309 shares of common stock (the “Series B Warrant,” and together with the Pre-Funded Warrant and the Series A Warrant, the “Warrants”), in a private placement offering (the “Offering”).

The combined purchase price of one Pre-Funded Warrant and accompanying Series A Warrant and accompanying Series B Warrant was $2.818.

Subject to certain ownership limitations, the Series A Warrant is exercisable immediately after the issuance date at an exercise price equal to $2.568 per share of common stock, subject to adjustments as provided under the terms of the Series A Warrant, and has a term of five and a half (5.5) years from the issuance date. Subject to certain ownership limitations, the Series B Warrant is exercisable immediately after the issuance date at an exercise price equal to $2.568 per share of common stock, subject to adjustments as provided under the terms of the Series B Warrant, and has a term of one and a half (1.5) years from the issuance date. Subject to certain ownership limitations described in the Pre-Funded Warrant, the Pre-Funded Warrant was immediately exercisable and may be exercised at an exercise price of $0.0001 per share of common stock any time until all of the Pre-Funded Warrant is exercised in full. As of March 31, 2023, the Pre-Funded Warrant to purchase up to an aggregate of 1,774,309 shares of common stock had been fully exercised and the Company issued 1,774,309 shares of common stock.

We also agreed to amend certain warrants to purchase up to an aggregate of 447,800 shares of our common stock that were issued to the investor in the private placement in November 2020, June 2021 and December 2021 with exercise prices ranging from $8.50 to $34.00 per share and expiration dates ranging from May 18, 2026 to June 21, 2027, so that such warrants have a reduced exercise price of $2.568 per share and expiration date of five and a half (5.5) years following the closing of the private placement, for an additional offering price of $0.0316 per amended warrant. The incremental fair value resulting from the modifications to the warrants was adjusted against the gross proceeds from the offering as an equity issuance cost.

The gross proceeds to us were approximately $5 million, before deducting the placement agent’s fees and other offering expenses, and excluding the proceeds, if any, from the exercise of the Series A Warrant, the Series B Warrant, and amended warrants.

As of March 31, 2023, no warrants associated with the July 2022 Purchase Agreement have been exercised.

As of March 31, 2023, we had 3,996,418 shares and 124,202 shares of common stock reserved for issuance pursuant to the warrants and placement agent’s warrants, respectively, issued by us in the July 2022 Purchase Agreement, at an exercise price of $2.568 per share and $3.5225 per share, respectively.

Common Stock Purchase Agreement with Lincoln Park

In July 2020, we entered into a common stock purchase agreement (the “2020 Purchase Agreement”) with Lincoln Park which provided that, upon the terms and subject to the conditions and limitations in the 2020 Purchase Agreement, Lincoln Park was committed to purchase up to an aggregate of $10.0 million of shares of our common stock at our request from time to time during a 24 month period that began in July 2020 and at prices based on the market price of our common stock at the time of each sale. Upon execution of the 2020 Purchase Agreement, we sold 16,425 shares of common stock at $60.88 per share to Lincoln Park for gross proceeds of $1.0 million. During the year ended December 31, 2020, we sold an additional 15,000 shares of common stock to Lincoln Park for gross proceeds of approximately $0.5 million. In addition, in consideration for entering into the 2020 Purchase Agreement and concurrently with the execution of the 2020 Purchase Agreement, we issued 3,348 shares of its common stock to Lincoln Park. The 2020 Purchase Agreement expired automatically pursuant to its term on August 1, 2022, and, as of such expiration, we could not, and have not, sold any additional shares of common stock to Lincoln Park pursuant to the 2020 Purchase Agreement.

Common Stock Warrants

As of March 31, 2023, warrants to purchase 68 shares of common stock with an exercise price of $1,486.00 per share remain outstanding that were issued by Conatus in connection with obtaining financing in 2016. These warrants expire on July 3, 2023.

See warrant discussion above in connection with the January 2021 Offering, the June 2021 Offering, the December 2021 Offering, and the July 2022 Offering.

Cash Flow Summary for the three months ended March 31, 2023 and 2022

The following table shows a summary of our cash flows for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Net cash provided by (used in)
Operating activities	$(2,550)	$(345)
Investing activities	1	(15)
Financing activities	(2)	(477)
Net decrease in cash, cash equivalents and restricted cash	$(2,551)	$(837)

Operating activities

Net cash used in operating activities was $2.5 million for the three months ended March 31, 2023, resulting from our net loss of $3.5 million, which included total non-cash charges of $0.5 million related primarily to stock-based compensation, and depreciation and amortization, coupled with a $0.5 million change in our operating assets and liabilities.

Net cash used in operating activities was $0.3 million for the three months ended March 31, 2022, resulting from our net loss of $0.7 million, which included total non-cash charges of $0.2 million related to stock-based compensation, depreciation and amortization, and a Tax credit adjustment, coupled with a $0.2 million change in our operating assets and liabilities.

Investing activities

Net cash provided by investing activities was $1 thousand for the three months ended March 31, 2023, which was related to the sale of a wholly owned subsidiary.

Net cash used by investing activities was $15 thousand for the three months ended March 31, 2022, which was related to the purchase of property and equipment.

Financing activities

Net cash used by financing activities was $2 thousand for the three months ended March 31, 2023, related to repayment of finance lease obligations.

Net cash used by financing activities was $0.5 million for the three months ended March 31, 2022, primarily related to issuance costs resulting from the issuance and sale of our redeemable convertible preferred stock in a private placement offering.

Funding Requirements

We are subject to a number of risks similar to those of clinical stage companies, including dependence on key individuals, uncertainty of product development and generation of revenues, dependence on outside sources of capital, risks associated with clinical trials of products, need for marketing authorization of products, risks associated with protection of intellectual property, and competition with larger, better-capitalized companies. We are closely monitoring ongoing developments in connection with the COVID-19 pandemic, which has resulted in disruptions to clinical trials and may negatively impact our ability to raise capital. To fully execute our business plan, we will need, among other things, to complete our research and development efforts and clinical and regulatory activities. These activities may take several years and will require significant operating and capital expenditures in the foreseeable future. Based on the current business plan and operating budget, there is substantial doubt about our ability to continue as a going concern within one year from the date the condensed consolidated financial statements are issued. There can be no assurance that we will be able to obtain additional financing on terms acceptable to us, on a timely basis or at all. In addition, changing circumstances may cause us to increase our spending significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. Our future capital requirements will depend on many factors, including:

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
•
the terms and timing of establishing and maintaining any collaborations, licenses, and other similar arrangements;
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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). The preparation of these condensed consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the date of the balance sheet and the reported amounts of expenses during the reporting period. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued research and development expenses and stock-based compensation. Our estimates are based on historical trends and other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We consider our critical accounting policies and estimates to be related to accrued research and development expenses and stock-based compensation. While our significant accounting policies are described in more detail in our financial statements, we believe these accounting policies and estimates to be most critical to the judgments and estimates used in the preparation of our financial statements. There have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2023 from those disclosed in “Histogen’s Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies,” included in the 2022 Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K under the Exchange Act.

Contractual Obligations and Commitments

There have been no material changes during the three months ended March 31, 2023 to our contractual obligations disclosed in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2022 Annual Report on Form 10-K.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, with the participation of our Management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2023, the end of the period covered by this report. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2023.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

Employee Litigation

On or about February 17, 2022, two former employees, each of whom separately resigned and terminated their employment with Histogen, filed a complaint in the Superior Court of California, County of San Diego against us, our Board of Directors, our former Chief Executive Officer, as well as three individuals that are currently employed by the Company. Although the complaint lists the “Histogen Board of Directors, a business entity form unknown” as a defendant, the complaint does not specifically list the names of the board members. The plaintiffs allege whistleblower status, retaliation, discrimination, unfair business practices, wrongful termination, violation of civil rights, and other California state law claims. We have tendered the complaint to our liability insurer and engaged outside litigation counsel, as approved by our carrier, to defend Histogen, the Board of Directors and the individuals in this matter. We object to the naming of each of the defendants in this matter and deny each of the plaintiffs’ claims. The plaintiffs agreed to pre-arbitration mediation, which was conducted on May 4, 2022, as was required by the arbitration agreement executed by each of the plaintiffs. Considering that the parties did not resolve the matter through this mediation, the Company petitioned the San Diego Superior Court for an order that the matter be submitted to arbitration consistent with each of the plaintiff’s arbitration agreements. The hearing for the motion to compel arbitration was held on August 12, 2022 and the San Diego Superior Court issued a ruling to uphold the binding arbitration agreements signed by both plaintiffs. The matter is expected to now proceed to arbitration but is the responsibility of the plaintiffs to initiate the arbitration proceeding. We believe that our defense costs, settlement monies, damages or any other awards would be covered by our liability insurance; provided, however, insurance may not cover all claims or could exceed our insurance coverage. We believe that there are substantial defenses to this lawsuit, and we intend to vigorously defend against each of these claims. While this litigation matter is in the early stages, we believe the action is without merit. Nonetheless, the ultimate outcome is unknown at this time.

Amerimmune Collaborative Development and Commercialization Agreement Arbitration

On March 3, 2022, we filed a demand for arbitration (“Arbitration Demand”) with JAMS in the county of San Diego, against Amerimmune LLC (“Amerimmune”) seeking a declaratory judgment that Amerimmune had materially breached the Collaboration Agreement entered into by and between us and Amerimmune on October 26, 2020, and that we are therefore entitled to terminate the Collaboration Agreement in accordance with its terms. On November 28, 2022, the arbitrator issued an interim award in favor of the Company, granting the Company’s request for declaratory relief and specific performance terminating the Collaboration Agreement and denying each of Amerimmune’s counterclaims. On January 2, 2023, the arbitrator issued a final award affirming the arbitration outcome set forth in the interim award and further awarding the Company its costs in pursuing the arbitration. On February 9, 2023, the Company filed a petition in the Superior Court of California, County of San Diego, seeking to confirm the arbitration award. A hearing on the petition is currently scheduled for May 26, 2023.

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

As of March 31, 2023, the Company has an accumulated deficit of $91.7 million and expects to incur operating losses and generate negative cash flows from operations for the foreseeable future. As of March 31, 2023, we had approximately $9.7 million in cash and cash equivalents. Based on our current business plan and related operating budget, there is substantial doubt about the Company’s ability to continue as a going concern within one year from the date the condensed consolidated financial statements are issued without raising additional funding or making changes to operating plans or programs to reduce expenses.

We have not yet established ongoing sources of revenues sufficient to cover our ongoing operating costs and will need to continue efforts to raise additional capital to support our future operating activities, including progression of our development programs, preparation for commercialization, and other operating costs. Management’s plans with regard to these matters include entering into a combination of debt or additional equity financing arrangements, strategic partnerships, collaboration and licensing arrangements, or other similar arrangements. There can be no assurance that we will be able to obtain additional financing or enter into one of these strategic transactions on terms acceptable to us, on a timely basis or at all. Further, any failure of such potential transaction to achieve the anticipated results could significantly impair our ability to enter into any future strategic transactions and may significantly decrease the remaining cash available for use in our business. In addition, changing circumstances may cause us to increase our spending significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may need to raise additional funds sooner than we anticipate if we choose to expand more rapidly than we presently anticipate.

The condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Based on the current business plan and operating budget, there is substantial doubt about the Company’s ability to continue as a going concern within one year from the date the condensed consolidated financial statements are issued. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Our ability to continue as a going concern requires that we obtain sufficient funding to finance our operations in the near term. If we are unable to obtain sufficient funding, our business, prospects, financial condition and results of operations will be materially and adversely affected, and we may be unable to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our unaudited financial statements, and it is likely that investors will lose all or a part of their investment. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms or at all.

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

Our condensed consolidated financial statements as of March 31, 2023 were prepared under the assumption that we will continue as a going concern for the next twelve months. Due to our recurring losses from operations, we concluded that there is substantial doubt in our ability to continue as a going concern within one year after the financial statements are issued without additional capital becoming available. Our independent registered public accounting firm issued an audit opinion on the Company’s audited consolidated financial statements for the year ended December 31, 2022 included in the Annual Report on Form 10-K that the Company filed with the SEC on March 9, 2023, that included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate revenue. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

On November 8, 2021, Richard Pascoe stepped down from his position as our President and Chief Executive Officer and as a member of our Board. The Board appointed Steven J. Mento, Ph.D., a current member of the Company’s Board of Directors, as Executive Chairman and Interim President and Chief Executive Officer as of November 8, 2021. On March 10, 2023, the Board approved removing the interim title of Steven J. Mento, Ph.D. In connection with Dr. Mento now serving as the President and Chief Executive Officer of the Company, the Board appointed Daniel L. Kisner, M.D. as the Non-Executive Chairman of the Board and eliminated the positions of Executive Chairman, formerly held by Dr. Mento, and Lead Independent Director, formerly held by David H. Crean, Ph.D. We may also have to take additional measures to retain existing executives and other personnel.

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

We must continue to satisfy the Nasdaq Capital Market’s continued listing requirements, including, among other things, the corporate governance requirements, and the minimum closing bid price requirement. If we fail to satisfy the continued listing requirements of Nasdaq, which we have in the past, Nasdaq may take steps to delist our common stock. While we currently are in compliance with the Nasdaq listing rules, if we fail in the future to comply with Nasdaq listing rules, it could lead to the delisting of our common stock from Nasdaq and our common stock trading, if at all, only on the over-the-counter market, or OTC market.

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

Two former employees of the Company filed a complaint in the Superior Court of California, County of San Diego, alleging certain employment-related claims, described in more depth in the following risk factor titled “Employee litigation and unfavorable publicity could negatively affect our future business.”

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

We are a clinical-stage biopharmaceutical company, have no approved products and have generated minimal revenues from the sale of products. We are focused on developing potential first-in-class clinical and preclinical small molecule pan-caspase and caspase selective inhibitors that protect the body’s natural process to restore immune function. Our product candidates include emricasan, CTS-2090 and other caspase inhibitors. Currently, we are developing emricasan for acute bacterial skin and skin structure infections (ABSSSI) as well evaluating its use for other infectious diseases. We also have novel preclinical product candidates including CTS-2090, a highly selective small molecule inhibitors of caspase-1 designed for the treatment of certain infectious and inflammatory diseases.

Our operations to date have been limited to organizing, staffing, and financing our company, applying for patent rights, manufacturing on a clinical scale, undertaking clinical trials of our product candidates, and engaging in research and development. As a result, we have limited historical operations upon which to evaluate our business and prospects and have not yet demonstrated an ability to obtain marketing approval for any of our product candidates or successfully overcome the risks and uncertainties frequently encountered by companies in the biopharmaceutical industry. We also have generated limited revenues from licensing agreements or product sales to date and continue to incur significant research and development and other expenses. As a result, we have not been profitable and have incurred significant operating losses in every reporting period since our inception, except for the year ended December 31, 2017. For the three months ended March 31, 2023 and for the years ended December 31, 2022 and 2021, we reported net losses of $3.5 million, $10.6 million, and $15.0 million, respectively, and had an accumulated deficit of $91.7 million as of March 31, 2023.

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

There is no guarantee that any future clinical trials will be started or completed in a timely fashion or succeed. For example, we have experienced delays in enrollment of patients in our clinical trials due to the COVID-19 pandemic. Our ability ultimately to reach profitability is critically dependent on our future success in obtaining regulatory approval and/or commercialization for our product candidates. However, there can be no guarantee that any future clinical trials will be timely commenced, successful, or that regulators will approve our product candidates in a timely manner, or at all. None of our product candidates have been approved for marketing or are being marketed or commercialized at this time.

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

On or about February 17, 2022, two former employees, each of whom separately resigned and terminated their employment with us, filed a complaint in the Superior Court of California, County of San Diego against us, our Board of Directors and certain other of our current and prior employees. The former non-executive employees of the Company have asserted causes of action for whistleblower status, retaliation, discrimination, unfair business practices, wrongful termination, violation of civil rights, and other California state law claims. We object to the naming of each of the defendants in this matter and denies each of the plaintiffs’ claims. The plaintiffs agreed to pre-arbitration mediation, which was conducted on May 4, 2022, as was required by the arbitration agreement executed by each of the plaintiffs. Considering that the parties did not resolve the matter through this mediation, we petitioned the San Diego Superior Court for an order that the matter be submitted to arbitration consistent with each of the plaintiff’s arbitration agreements. The hearing for the motion to compel arbitration was held on August 12, 2022 and the San Diego Superior Court issued a ruling to uphold the binding arbitration agreements signed by both plaintiffs. The matter is expected to proceed to arbitration but is the responsibility of the plaintiffs to initiate the arbitration proceeding. We believe that our defense costs, settlement monies, damages or any other awards would be covered by our liability insurance; provided, however, insurance may not cover all claims or could exceed our insurance coverage. We also believe that there are substantial defenses to this lawsuit, and we intend to vigorously defend against each of these claims. While this litigation matter is in the early stages, we believe the action is without merit.

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

To receive regulatory approval for the commercialization of our product candidate emricasan, being developed for ABSSSI, and our other preclinical product candidate, CTS-2090, or any other product candidates that we may develop, adequate and well-controlled clinical trials must be conducted to demonstrate safety and efficacy in humans to the satisfaction of the FDA and comparable foreign regulatory authorities. In order to support marketing approval, these agencies typically require successful results in one or more Phase 3 clinical trials, which our current product candidates have not yet reached and may never reach. In addition to the risks described above under “Clinical drug development involves uncertain outcomes, and results of earlier studies and trials may not be predictive of future trial results,” we may experience numerous unforeseen events during, or as a result of, the development process that could delay or prevent commercialization of our current or future product candidates, including the following:

•
clinical trials may produce negative or inconclusive results;
•
preclinical studies conducted with product candidates during clinical development to, among other things, evaluate their toxicology, carcinogenicity and pharmacokinetics and optimize their formulation may produce unfavorable results;
•
patient recruitment and enrollment in clinical trials may be slower than we anticipate, particularly for subjects who are at a higher risk of severe illness or death from COVID-19 or any other infectious disease;
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

In the future, we or any future collaborators will be responsible for establishing the targeted endpoints and goals for development of our product candidates. These targeted endpoints and goals may be inadequate to demonstrate the safety and efficacy levels required for regulatory approvals. Even if we believe data collected during the development of our product candidates are promising, such data may not be sufficient to support marketing approval by the FDA or comparable foreign authorities. Further, data generated during development can be interpreted in different ways, and the FDA or comparable foreign authorities may interpret such data in different ways than us or any future collaborators. Our failure to adequately demonstrate the safety and efficacy of our product candidates would prevent our receipt of regulatory approval, and ultimately the potential commercialization of these product candidates.

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

If any collaborator fails to fulfill its responsibilities in a timely manner, or at all, our research, clinical development, manufacturing or commercialization efforts related to that collaboration could be delayed or terminated, or it may be necessary for us to assume responsibility for expenses or activities that would otherwise have been the responsibility of a collaborator. If we are unable to establish and maintain collaborative relationships on acceptable terms or to successfully transition terminated collaborative agreements, we may have to delay or discontinue further development of one or more of our product candidates, undertake development and commercialization activities at our own expense or find alternative sources of capital.

For any such arrangements with third parties, we will likely have shared or limited control over the amount and timing of resources that a collaborator dedicates to the development or potential commercialization of any product candidates we may seek to develop with them. Our ability to generate revenue from these arrangements with commercial entities will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. We cannot predict the success of any collaboration that we enter into.

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
•
any future collaborator may terminate any license agreements covering these product candidates;
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

In addition, if patients or subjects participating in our clinical trials or studies were to contract COVID-19 or other infectious disease, there could be an adverse impact on the trials or studies. For example, such patients may be unable to participate further or may need to limit participation in a clinical trial or study; the results and data recorded for such patients may differ from those that would have been recorded if the patients had not been affected by COVID-19 or other infectious disease; or such patients could experience adverse events that could be attributed to the drug product under investigation.

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

We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or other regulatory authorities. Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors, including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the drug being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating, as well as the impact of the COVID-19 pandemic or any future pandemic.

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
•
obtaining the Institutional Review Board’s (IRB) approval at each clinical trial site;
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

Our cash and cash equivalents could be adversely affected if the financial institutions in which we hold our cash and cash equivalents fail.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, the Federal Deposit Insurance Corporation (the “FDIC”) took control of Silicon Valley Bank (“SVB”) and created the National Bank of Santa Clara to hold the deposits of SVB after SVB was unable to continue its operations. On March 12, 2023, the FDIC, U.S. Department of the Treasury, and Board of Governors of the Federal Reserve System, issued a joint press release stating that all depositors would have access to all of their money beginning on March 13, 2023.

If we are unable to access all or a significant portion of the amounts we have deposited at financial institutions for any extended period of time, we may not be able to pay our operational expenses or make other payments until we are able to move our funds to accounts at one or more other financial institutions, which process could cause a temporary delay in making payments to our vendors and employees and cause other operational challenges.

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
inability to obtain additional funding;
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

Sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur could significantly reduce the market price of our common stock and impair our ability to raise adequate capital through the sale of additional equity securities. We are unable to predict the effect that such sales may have on the prevailing market price of our common stock. As of March 31, 2023, we have outstanding warrants to purchase an aggregate of approximately 4.9 million shares of our common stock, and options to purchase an aggregate of approximately 570 thousand shares of our common stock, which, if exercised, may further increase the number of shares of our common stock outstanding and the number of shares eligible for resale in the public market.

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

As of March 31, 2023, our executive officers, directors and greater than 5% stockholders, in the aggregate, own approximately 8.1% of our outstanding common stock. As a result, such persons, or their appointees to our board of directors, acting together, will be able to exert control or significantly influence over all matters submitted to our board of directors or stockholders for approval, including the appointment of our management, the election and removal of directors and approval of any significant transaction, as well as our management and business affairs. This concentration of ownership may have the effect of delaying, deferring, or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

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

4.8	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 8, 2021).
4.9	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 8, 2021).
4.10	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2021).

4.11	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2021).
4.12	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 25, 2022).
4.13	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 12, 2022).
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

4.16	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 12, 2022).
10.1*†	Exclusive License Agreement, dated April 3, 2023, between the Company and Johns Hopkins University.
10.2*+	Non-Plan Inducement Grant Stock Option Grant Notice and Option Agreement.
10.3*+	Executive Employment Agreement, by and between the Company and Steven J. Mento, Ph.D., dated March 10, 2023.
10.4*+	Executive Employment Agreement, by and between the Company and Susan A. Knudson, dated March 10, 2023.
10.5*+	Executive Employment Agreement, by and between the Company and Joyce Reyes, dated March 10, 2023.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

+ Indicates a management contract or compensatory plan, contract or arrangement.

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

Histogen Inc.

Date: May 11, 2023	By:	/s/ Steven J. Mento, Ph.D.
Steven J. Mento, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: May 11, 2023	By:	/s/ Susan A. Knudson
Susan A. Knudson Chief Operations Officer and Chief Financial Officer
(Principal Financial Officer)