Form 10-Q
period 2023-06-30
Histogen Inc.
filed 2023-08-10
CIK 1383701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023

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

As of August 10, 2023, the registrant had 4,271,759 shares of common stock, $0.0001 par value, outstanding.

Histogen Inc.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

HISTOGEN INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30, 2023	December 31, 2022
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$7,259	$12,109
Restricted cash	300	400
Accounts receivable, net	—	99
Prepaid and other current assets	715	848
Total current assets	8,274	13,456
Property and equipment, net	360	436
Right-of-use asset	4,492	4,658
Other assets	416	523
Total assets	$13,542	$19,073
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$394	$382
Accrued liabilities	291	595
Current portion of lease liabilities	265	238
Current portion of deferred revenue	19	19
Total current liabilities	969	1,234
Lease liabilities, non-current	4,239	4,379
Deferred revenue, non-current	69	79
Finance lease liability, non-current	—	5
Total liabilities	5,277	5,697
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at June 30, 2023 and December 31, 2022; no shares issued and outstanding at June 30, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized at June 30, 2023 and December 31, 2022; 4,271,759 shares issued and outstanding at June 30, 2023 and December 31, 2022	5	5
Additional paid-in capital	103,124	102,673
Accumulated deficit	(93,835)	(88,273)
Total Histogen Inc. stockholders’ equity	9,294	14,405
Noncontrolling interest	(1,029)	(1,029)
Total equity	8,265	13,376
Total liabilities and stockholders’ equity	$13,542	$19,073

See accompanying notes to the unaudited condensed consolidated financial statements.

HISTOGEN INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Revenue
License revenue	$5	$5	$10	$3,760
Total revenue	5	5	10	3,760
Operating expense
Research and development	536	1,093	1,529	3,025
General and administrative	1,557	2,306	4,043	4,812
Total operating expense	2,093	3,399	5,572	7,837
Loss from operations	(2,088)	(3,394)	(5,562)	(4,077)
Other income (expense)
Interest expense, net	(1)	—	(1)	(1)
Gain on sale of subsidiary	—	—	1	—
Net loss	(2,089)	(3,394)	(5,562)	(4,078)
Loss (gain) attributable to noncontrolling interest	(3)	6	—	17
Deemed dividend - accretion of discount and redemption feature of redeemable convertible preferred stock	—	(488)	—	(488)
Net loss available to common stockholders	$(2,092)	$(3,876)	$(5,562)	$(4,549)
Net loss per share available to common stockholders, basic and diluted	$(0.49)	$(1.55)	$(1.30)	$(1.82)
Weighted-average number of common shares outstanding used to compute net loss per share, basic and diluted	4,271,759	2,497,450	4,271,759	2,497,450

See accompanying notes to the unaudited condensed consolidated financial statements.

HISTOGEN INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE

CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Histogen Inc. Stockholders’ Equity	Noncontrolling	Total Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)	Interest	(Deficit)
Balance at December 31, 2022	—	$—	4,271,759	$5	$102,673	$(88,273)	$14,405	$(1,029)	$13,376
Stock-based compensation expense	—	—	—	—	419	—	419	—	419
Net loss	—	—	—	—	—	(3,470)	(3,470)	(3)	(3,473)
Balance at March 31, 2023	—	$—	4,271,759	$5	$103,092	$(91,743)	$11,354	$(1,032)	$10,322
Stock-based compensation expense	—	—	—	—	32	—	32	—	32
Net (loss) gain	—	—	—	—	—	(2,092)	(2,092)	3	(2,089)
Balance at June 30, 2023	—	$—	4,271,759	$5	$103,124	$(93,835)	$9,294	$(1,029)	$8,265

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Histogen Inc. Stockholders’ Equity	Noncontrolling	Total Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)	Interest	(Deficit)
Balance at December 31, 2021	—	$—	2,497,450	$5	$98,839	$(77,652)	$21,192	$(1,006)	$20,186
Issuance of common stock, net of issuance costs	—	—	—	—	(9)	—	(9)	—	(9)
Issuance of redeemable convertible preferred stock, net of issuance costs	5,000	4,296	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	165	—	165	—	165
Net loss	—	—	—	—	—	(673)	(673)	(11)	(684)
Balance at March 31, 2022	5,000	$4,296	2,497,450	$5	$98,995	$(78,325)	$20,675	$(1,017)	$19,658
Issuance of redeemable convertible preferred stock, net of issuance costs	—	—	—	—	(119)	—	(119)	—	(119)
Accretion of issuance costs, discount and redemption feature of redeemable convertible preferred stock	—	954	—	—	(954)	—	(954)	—	(954)
Redemption of redeemable convertible preferred stock	(5,000)	(5,250)	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	115	—	115	—	115
Net loss	—	—	—	—	—	(3,388)	(3,388)	(6)	(3,394)
Balance at June 30, 2022	—	$—	2,497,450	$5	$98,037	$(81,713)	$16,329	$(1,023)	$15,306

See accompanying notes to the unaudited condensed consolidated financial statements.

HISTOGEN INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net loss	$(5,562)	$(4,078)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	76	65
Stock-based compensation	451	280
Gain from sale of subsidiary	(1)	—
Changes in operating assets and liabilities:
Accounts receivable	99	77
Prepaid expenses and other current assets	133	26
Other assets	107	113
Accounts payable	12	(868)
Accrued liabilities	(304)	(418)
Right-of-use asset and lease liabilities, net	53	19
Deferred revenue	(10)	(10)
Net cash used in operating activities	(4,946)	(4,794)
Cash flows from investing activities
Cash proceeds from sale of subsidiary	1	—
Cash paid for property and equipment	—	(206)
Net cash provided by (used in) investing activities	1	(206)
Cash flows from financing activities
Costs paid in connection with December 2021 financing	—	(9)
Repayment of finance lease obligations	(5)	(5)
Issuance costs for redeemable convertible preferred stock	—	(585)
Redemption payment for redeemable convertible preferred stock	—	(488)
Net cash used in financing activities	(5)	(1,087)
Net decrease in cash, cash equivalents and restricted cash	(4,950)	(6,087)
Cash, cash equivalents and restricted cash, beginning of period	12,509	19,085
Cash, cash equivalents and restricted cash, end of period	$7,559	$12,998
Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$7,259	$12,598
Restricted cash	300	400
Total cash, cash equivalents and restricted cash	$7,559	$12,998
Supplemental disclosure of cash flow information
Cash paid for interest	$1	$1
Noncash investing and financing activities
Redemption payment of redeemable convertible preferred stock from escrow	$—	$(4,762)
Issuance of redeemable convertible preferred stock, proceeds held in escrow	$—	$4,762
Fair value of warrants issued to Placement Agent	$—	$34

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

Recent Developments

On July 5, 2023, the Company announced that it had completed a review of its business, including the status of programs, resources and capabilities, and initiated a process to explore strategic alternatives with the intent to enhance shareholder value. The Company has paused its product development activities and taken other steps to reduce operating costs in order to preserve cash as it explores these strategic alternatives and has engaged Roth Capital Partners, LLC, to act as its strategic advisor. Potential strategic alternatives that may be explored or evaluated as part of this process include an acquisition, merger, reverse merger, other business combination, sale of assets, financing alternatives, licensing, or other strategic transactions involving the Company. The Company’s Board of Directors has not set a timetable for the conclusion of this review, nor has it made any definitive decisions related to taking any further actions or potential strategic options at this time or at all. Despite the undertaking of this process, the Company may not be successful in completing a transaction, and even if a transaction is completed, it may not ultimately deliver the anticipated benefits of enhanced shareholder value.

On August 7, 2023, the Company entered into a Lease Termination Agreement (the “Lease Termination Agreement”) for its headquarters and laboratory operating lease, pursuant to which the Company and the landlord mutually agreed to accelerate the termination date to August 31, 2023, subject to a termination fee paid by the Company of approximately $1.0 million. The Company entered into the Lease Termination Agreement primarily for the purpose of reducing the overall cash commitment and long-term liabilities related to the lease as part of the Company’s efforts to pursue potential strategic alternatives. The lease termination will eliminate the Company’s right-of-use assets and operating lease liabilities balance during the third quarter of 2023 and result in the cancellation of the letter of credit during the fourth quarter of 2023, which will reclass $0.3 million of restricted cash to cash and cash equivalents on the accompanying condensed consolidated balance sheets.

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

Liquidity and Going Concern

The Company has incurred operating losses and negative cash flows from operations and had an accumulated deficit of $93.8 million as of June 30, 2023. The Company expects operating losses and negative cash flows from operations to continue for the foreseeable future. As of June 30, 2023, the Company had $7.3 million in cash and cash equivalents, which will not be sufficient to sustain its operations for at least twelve months following the date these condensed consolidated financial statements are issued.

On June 5, 2023, the Company received a letter from the Listing Qualifications Department of the Nasdaq Stock Market (“Nasdaq”) indicating that, for the last thirty consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2). The Company has been provided an initial period of 180 calendar days, or until December 4, 2023, to regain compliance pursuant to Nasdaq Listing Rule 5810(c)(3)(A).

The Company has not yet established ongoing sources of revenues sufficient to cover its operating costs and will need to continue to raise additional capital to support its future operating activities, including progression of its development programs, preparation for potential commercialization, and other operating costs. The Company's plans with regard to these matters include their primary focus of evaluation of strategic alternatives which may include an acquisition, merger, reverse merger, other business combination, sale of assets, financing alternatives, licensing, or other strategic transactions involving the company. The Company’s Board of Directors has not set a timetable for the conclusion of this review, nor has it made any definitive decisions related to taking any further actions or potential strategic options at this time or at all. Despite the undertaking of this process, the Company may not be successful in completing a transaction, and their Board of Directors may decide to pursue a dissolution and liquidation of the Company. Even if a transaction is completed, it may not ultimately provide sufficient capital to continue operations or deliver the anticipated benefits of enhanced shareholder value. The aforementioned factors raise substantial doubt about the Company's ability to continue as a going concern.

The condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Based on the current business plan to pursue strategic alternatives paths and related operating budget, there is substantial doubt about the Company’s ability to continue as a going concern within one year from the date the condensed consolidated financial statements are issued. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

The Company acquired Centro De Investigacion de Medicina Regenerativa, S.A. de C.V. (“CIMRESA”), a company in Mexico, during 2018 to facilitate a potential clinical development program for HST-001, or hair stimulating complex (“HSC”). This was a wholly-owned subsidiary intended to pursue registration with the COFEPRIS (Mexico equivalent to Food and Drug Administration). Since the Company acquired CIMRESA in 2018, there have been no financial or operational activities. On January 17, 2023, the Company sold the wholly-owned subsidiary, CIMRESA, and deconsolidated the former subsidiary, resulting in a gain during the three and six months ended June 30, 2023.

The Company holds a majority interest in Adaptive Biologix, Inc. (“AB”, formerly Histogen Oncology, LLC). AB was formed to develop and market applications for the treatment of cancer. The Company consolidates AB into its condensed consolidated financial statements (refer to Note 2 for further information).

Unaudited Interim Financial Information

The unaudited condensed consolidated financial statements for the three and six months ended June 30, 2023 and 2022 have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and GAAP. Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of Management, these unaudited interim condensed consolidated financial statements contain all adjustments necessary, all of which are of a normal and recurring nature, to present fairly the Company’s financial position, results of operations, and cash flows. Interim results are not necessarily indicative of results for a full year or future periods. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes thereto for the year ended December 31, 2022 included in the Annual Report on Form 10-K that the Company filed with the SEC on March 9, 2023.

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

Significant estimates and assumptions include those related to the useful lives of property and equipment, discount rates used in recognizing contracts containing leases, unrecognized tax benefits, and volatility used for stock-based compensation option pricing. Actual results may materially differ from those estimates.

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

Customer Risk

During the three and six months ended June 30, 2023 and 2022, one customer accounted for 100% of total revenues.

Accounts Receivable

Accounts receivable are generally due within 30 days and are recorded net of the allowance for doubtful accounts, if any. Management considers all accounts receivable to be recoverable, and accordingly, no provision for doubtful accounts was recorded at December 31, 2022. No accounts receivable are recorded as of June 30, 2023 on the accompanying condensed consolidated balance sheets.

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

Valuation of Long-Lived Assets

Long-lived assets to be held and used, including property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. As of June 30, 2023, the Company has not recognized any impairment to long-lived assets.

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

Grant Awards

In September 2020, the Company was approved for a grant award from the U.S. Department of Defense (“DoD”) in the amount of approximately $2.0 million to partially fund the Company’s Phase 1/2 clinical trial of HST-003 for regeneration of cartilage in the knee. The Company applies International Accounting Standard (“IAS”) 20, Accounting for Government Grants and Disclosure of Government Assistance, by analogy as there is no existing authoritative guidance under GAAP. Under the terms of the award, the DoD will reimburse the Company for certain allowable costs. The period of performance for the grant award substantially expires in September 2025 and is subject to annual and quarterly reporting requirements. As the DoD grant is a cost-type (reimbursement) grant, the Company must incur program expenses in accordance with the Statement of Work and approved budget in order to be reimbursed by the DoD. The Company will recognize funding received from the grant award as a reduction of research and development expenses in the period in which qualifying expenses have been incurred, as the Company is reasonably assured that the expenses will be reimbursed and the funding is collectible. For the three and six months ended June 30, 2023 and 2022, qualifying expenses totaling $0 and $0.1 million have been incurred with a corresponding reduction of research and development expenses related to the award, respectively. As of June 30, 2023 and December 31, 2022, $0 and $0.1 million was included in accounts receivable within the condensed consolidated balance sheets with respect to the award, respectively. The Company made the decision in December 2022 to terminate the study for futility regarding patient recruitment and redirect efforts and funding away from HST-003 to other product candidates. As of March 31, 2023, the Company had completed its HST-003 clinical study close-out activities and early terminated the grant award.

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred income taxes are recorded for temporary differences between consolidated financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets and liabilities reflect the tax rates expected to be in effect for the years in which the differences are expected to reverse. No income tax expense or benefit was recorded for the three and six months ended June 30, 2023 and 2022, due to the full valuation allowance on the Company’s net deferred tax assets. A valuation allowance is provided if it is more likely than not that some or all the deferred tax assets will not be realized.

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

Net Loss Per Share

Basic net loss per share attributable to common stockholders is computed by dividing net loss attributable to common stockholders by the weighted-average common shares outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares and potentially dilutive securities outstanding for the period. For the three and six months ended June 30, 2023 and 2022, diluted net loss per share attributable to common stockholders is equal to basic net loss per share attributable to common stockholders as common stock equivalent shares from stock options and warrants were anti-dilutive.

The following table sets forth outstanding potentially dilutive shares that have been excluded from the calculation of diluted net loss per share attributable to common stockholders because of their anti-dilutive effect (in common stock equivalents):

	June 30, 2023	June 30, 2022
Common stock options issued and outstanding	612,796	133,257
Warrants to purchase common stock	4,876,639	1,203,819
Total anti-dilutive shares	5,489,435	1,337,076

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

Recently Adopted Accounting Pronouncements

None.

3. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Lab and manufacturing equipment	$931	$937
Office furniture and equipment	225	225
Software	48	48
Total	1,204	1,210
Less: accumulated depreciation and amortization	(844)	(774)
Property and equipment, net	$360	$436

Depreciation and amortization expense for the six months ended June 30, 2023 and 2022, were $76 thousand and $65 thousand, respectively.

4. Balance Sheet Details

Prepaid and other current assets consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Insurance	$557	$626
Prepaid rent	84	81
Pre-clinical and clinical related expenses	13	64
Other	61	77
Total	$715	$848

Other assets consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Insurance	$407	$513
Other	9	10
Total	$416	$523

Accrued liabilities consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Current portion of finance lease liabilities	$10	$9
Accrued compensation	136	160
Preclinical and clinical related expenses	19	150
Legal fees	20	44
Accrued franchise tax	20	162
Other	86	70
Total	$291	$595

5. Revenues

The following is a summary description of the material revenue arrangements, including arrangements that generated revenues during the three and six months ended June 30, 2023 and 2022.

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

Revenue related to the Additional Supply of CCM to Allergan was deferred and was recognized at the point in time in which deliveries were completed. All deliveries of Additional Supply of CCM to Allergan have been completed as of March 31, 2021. As such, there is no revenue for the three and six months ended June 30, 2023 and 2022.

Revenue of $0.2 million related to the Potential Future Improvements has been deferred and amortized ratably over the remaining life of the patent into early 2028, for which $5 thousand and $10 thousand of previously deferred revenue was recognized in revenue during each of the three and six months ended June 30, 2023 and 2022, respectively.

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

Remaining Performance Obligation and Deferred Revenue

The remaining performance obligation is the Company’s obligation to share with Allergan any Potential Future Improvements to CCM identified through the Company’s research and development efforts. Deferred revenue recorded for the Potential Future Improvements was $0.1 million as of both June 30, 2023 and December 31, 2022. Deferred revenue is classified in current portion of deferred revenue liabilities when the Company’s obligations to provide research for Potential Future Improvements are expected to be satisfied within twelve months of the balance sheet date. The deferred revenue is recognized on a straight-line basis over the remaining life of the licensing patents into early 2028.

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

The Company identified multiple promises to deliver goods and services, which included at the inception of the agreement: (i) a license to technology and patents, information, and know-how; (ii) supply of emricasan, and (iii) collaboration, including the Company’s participation in a Joint Development Committee and Joint Partnering Committee. At inception and through November 28, 2022, the Company has identified one performance obligation for all the deliverables under the Collaboration Agreement since the delivered elements were either not capable of being distinct or were not distinct within the context of the contract. No upfront consideration was exchanged between the parties and any consideration received would have been dependent on the successful execution of a qualifying strategic partnership, as defined, on the successful commercialization of emricasan, or upon a change in control of Amerimmune, as defined. Although the Company would have recognized revenue upon the occurrence of one of these events, no such events had occurred as of November 28, 2022.

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

On January 2, 2023, the arbitrator issued the Final Award affirming the arbitration outcome set forth in the Interim Award. Amerimmune did not petition a court to vacate or correct the Final Award by the applicable deadline. The Company sought to confirm the award to judgment by filing a petition to confirm award filed. A hearing on the petition was held on May 26, 2023 at which the Superior Court of California granted the Company’s petition to confirm the arbitration award.

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

As of June 30, 2023, the Company had 17,501 shares of common stock reserved for issuance pursuant to the placement agent’s warrants issued by the Company in the March 2022 Offering at an exercise price of $25.00 per share.

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

As of June 30, 2023 and December 31, 2022, all shares of the Series A Preferred Stock and Series B Preferred Stock are no longer outstanding and the Company’s only remaining class of outstanding stock is its common stock, par value $0.0001 per share.

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

As of June 30, 2023, a total of 336,060 warrants issued in the January 2021 Offering to purchase shares of common stock have been exercised and the Company issued 336,060 shares of its common stock. The Company received gross proceeds of approximately $6.8 million.

As of June 30, 2023, the Company had 387,565 shares and 11,375 shares of common stock reserved for issuance pursuant to the warrants and placement agent’s warrants, respectively, issued by the Company in the January 2021 Offering, at an exercise price of $20.00 per share and $25.00 per share, respectively.

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

As of June 30, 2023, no warrants associated with the June 2021 Offering have been exercised.

As of June 30, 2023, the Company had 90,910 shares and 14,946 shares of common stock reserved for issuance pursuant to the warrants and placement agent’s warrants, respectively, issued by the Company in the June 2021 Offering, at an exercise price of $20.00 per share and $27.50 per share, respectively. In connection with the July 2022 Offering, the Company agreed to amend warrants, by reducing the exercise price and extending the expiration date, to purchase up to an aggregate of 148,183 shares of common stock of the Company that were originally issued to the investor in the June 2021 Offering. Refer to July 2022 Offering overview below for accounting treatment for the amended warrants.

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

As of June 30, 2023, no warrants associated with the December 2021 Offering have been exercised.

As of June 30, 2023, the Company had 164,707 shares and 20,590 shares of common stock reserved for issuance pursuant to the warrants and placement agent’s warrants, respectively, issued by the Company in the December 2021 Offering, at an exercise price of $8.50 per share and $10.626 per share, respectively. In connection with the July 2022 Offering, the Company agreed to amend warrants, by reducing the exercise price and extending the expiration date, to purchase up to an aggregate of 247,059 shares of common stock of the Company that were originally issued to the investor in the December 2021 Offering. Refer to July 2022 Offering overview below for accounting treatment for the amended warrants.

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

Subject to certain ownership limitations, the Series A Warrant became exercisable immediately after the issuance date at an exercise price equal to $2.568 per share of common stock, subject to adjustments as provided under the terms of the Series A Warrant, and has a term of five and a half (5.5) years from the issuance date. Subject to certain ownership limitations, the Series B Warrant became exercisable immediately after the issuance date at an exercise price equal to $2.568 per share of common stock, subject to adjustments as provided under the terms of the Series B Warrant, and has a term of one and a half (1.5) years from the issuance date. Subject to certain ownership limitations described in the Pre-Funded Warrant, the Pre-Funded Warrant was immediately exercisable at an exercise price of $0.0001 per share of common stock any time until all of the Pre-Funded Warrant is exercised in full. As of June 30, 2023, the

Pre-Funded Warrant to purchase up to an aggregate of 1,774,309 shares of common stock had been fully exercised and the Company issued 1,774,309 shares of common stock.

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

As of June 30, 2023, no warrants associated with the July 2022 Purchase Agreement have been exercised.

As of June 30, 2023, the Company had 3,996,418 shares and 124,202 shares of common stock reserved for issuance pursuant to the warrants and placement agent’s warrants, respectively, issued by the Company in the July 2022 Purchase Agreement, at an exercise price of $2.568 per share and $3.5225 per share, respectively.

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

Common Stock Warrants

As of June 30, 2023, warrants to purchase 68 shares of common stock with an exercise price of $1,486.00 per share remain outstanding that were issued by Conatus in connection with obtaining financing in 2016. These warrants expire on July 3, 2023.

See warrant discussion above in connection with the January 2021 Offering, the June 2021 Offering, the December 2021 Offering, and the July 2022 Offering.

Stock-Based Compensation

Equity Incentive Plans

On December 18, 2017, Private Histogen established the Histogen Inc. 2017 Stock Plan (the “2017 Plan”). Under the 2017 Plan, Private Histogen was authorized to issue a maximum aggregate of 41,861 shares of common stock with adjustments for unissued or forfeited shares under the predecessor plan (the Histogen Inc. 2007 Stock Plan). In April 2019, Private Histogen amended the 2017 Plan, which increased the number of common stock available for grants by 16,336 shares. The 2017 Plan permitted the issuance of incentive stock options (“ISOs”), non-statutory stock options (“NSOs”), and Stock Purchase Rights. NSOs could be granted to employees, directors, or consultants, while ISOs could be granted only to employees. Options granted vest over a maximum period of four years and expire ten years from the date of grant. In connection with the closing of the Merger, no further awards were made under the 2017 Plan and any cancelled, forfeited or expired options were not made available for granting. As of June 30, 2023, 4,662 fully vested options remain outstanding under the 2017 Plan.

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

On June 20, 2023, the Company held its 2023 Annual Meeting of Stockholders (the “Annual Meeting”) at which time the stockholders approved an amendment to the Company’s 2020 Plan to increase the number of shares authorized for issuance thereunder by 500,000 shares, as previously approved by the Company's Board of Directors.

The following summarizes activity related to the Company’s stock options under the 2017 Plan and the 2020 Plan for the six months ended June 30, 2023:

	Options Outstanding	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	113,279	$21.30	8.09	$—
Granted	472,454	0.94
Cancelled / Forfeited	(84,617)	18.86
Outstanding at June 30, 2023	501,116	$2.52	9.58	$—
Vested and exercisable at June 30, 2023	27,662	$28.64	6.17	$—

Valuation of Stock Option Awards

The following weighted-average assumptions were used to calculate the fair value of awards granted to employees, non-employees and directors:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Expected volatility	97.14%	79.50%	93.53%	79.00%
Risk-free interest rate	3.92%	2.96%	3.91%	2.14%
Expected option life (in years)	5.93	5.84	6.03	6.02
Expected dividend yield	—%	—%	—%	—%

Additionally, in connection with the closing of the Merger, no further awards will be made under the Conatus 2013 Plan. As of June 30, 2023, 4,887 fully vested options remain outstanding under the Conatus 2013 Plan with a weighted average exercise price of $859.59 per share.

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

Forfeiture Stock Option Grants

On March 10, 2023, the Company approved stock option grants to purchase 111,063 shares of the Company’s common stock to certain officers and employees as part of an annual award grant. Because the Company did not have sufficient shares available under the 2020 Plan at the time of approval, these shares were subject to forfeiture in the event that the shares available pursuant to the plan were not increased prior to the one-year anniversary and vesting of the award by an amount required to be available for issuance for all outstanding stock awards containing the forfeiture condition (“Forfeiture Stock Option Grants”). The Company had a conditional obligation to increase the shares available for issuance under the stock option plans before these Forfeiture Stock Option Grants can be granted at which time the Company would begin to recognize compensation costs from the inception date of the award through grant date. On June 20, 2023, the Company held its Annual Meeting at which the stockholders approved an amendment to the Company’s 2020 Plan to increase the number of shares authorized for issuance thereunder by 500,000 shares, which met the Company’s conditional obligation to increase the shares available for issuance. The Forfeiture Stock Options Grants were granted as of June 20, 2023.

As such, during the three and six months ended June 30, 2023, the Company began recognizing compensation expense for the Forfeiture Stock Option Grants dating back to the March 10, 2023 inception date of the grant awards.

Stock Option Cancellations

On March 10, 2023, the Company entered into Stock Option Cancellation Agreements with certain officers and employees (the “Option holders”), pursuant to which such individuals surrendered and cancelled 69,045 stock options with a weighted average price of $17.92 per share to purchase shares of the Company’s common stock (the “Cancelled Stock Options”). Pursuant to the terms of the Stock Option Cancellation Agreements, the Company agreed to pay each of the option holders a lump sum cash payment of $250 in exchange for the agreement to cancel the aforementioned stock options. The Company determined that because the Cancelled Stock Options were cancelled in exchange of cash consideration, the cash payments are considered partial settlements of the original awards and the cancellation should be accounted for as a repurchase of outstanding equity. The Company also determined that cash paid in exchange of cancellation was less than the fair value of the original awards and the stock options were probable of vesting pursuant to their original terms. Therefore, the Company recorded previously unrecognized compensation costs related to the Cancelled Stock Options of approximately $0.4 million during the three and six months ended June 30, 2023.

Inducement Grant

On February 23, 2023, the Company issued 106,793 stock options to its newly appointed Executive Vice President and Chief Scientific Officer as an inducement grant outside of the Company’s equity incentive plans in accordance with Nasdaq Listing Rule 5635(c)(4). In accordance with the award agreement, 25% of the options vest on the first anniversary of the employee’s hire date, on February 1, 2024, and then ratably over the remaining 36 months. Based on the terms being similar to standard grants as awarded under the 2020 Plan, the Company applied ASC 718 accounting basis for the recognition of share-based compensation expense. The inducement grant was valued at $0.1 million using the Black-Scholes option pricing model based on the following assumptions: expected volatility 91.65%, risk-free interest rate 4.06%, expected dividend yield 0%, and an expected term of 6.08 years. As of June 30, 2023, no inducement grant options are vested and total unrecognized compensation cost related to unvested options was approximately $0.1 million which is expected to be recognized over a weighted-average period of 3.58 years.

Stock-based Compensation Expense

The compensation cost, including the inducement grant expense, that has been included in the accompanying condensed consolidated statements of operations for all stock-based compensation arrangements is detailed as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
General and administrative	$24	$133	$410	$267
Research and development	8	(19)	41	13
Total	$32	$114	$451	$280

As of June 30, 2023, total unrecognized compensation cost related to unvested options was approximately $0.4 million which is expected to be recognized over a weighted-average period of 3.45 years.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance is as follows:

	As of June 30,
	2023	2022
Common stock warrants	4,876,639	1,203,819
Common stock options issued and outstanding under stock plans	506,003	133,257
Common stock options issued and outstanding outside of stock plans (inducement grant)	106,793	—
Common stock available for issuance under stock plans	422,084	90,560
Total	5,911,519	1,427,636

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

The Company leases certain office equipment that is classified as a finance lease. As of June 30, 2023, the weighted-average remaining term of the Company’s operating lease and finance lease was approximately 8.2 years and 1.0 years, respectively.

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

At June 30, 2023, future minimum payments of lease liabilities were as follows (in thousands):

	Operating Lease	Finance Lease
2023 (Remaining 6 months)	$392	$6
2024	803	5
2025	827	—
2026	853	—
2027	879	—
Thereafter	3,451	—
Total minimum lease payments	7,205	11
Less: imputed interest	(2,701)	(1)
Total future minimum lease payments	4,504	10
Less: current obligations under leases	(265)	(10)
Noncurrent lease obligations	$4,239	$—

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

Prior to the termination of the Collaboration Agreement with Amerimmune on November 28, 2022, the obligations pursuant to the Stock Purchase Agreement were the responsibility of our former collaboration partner, Amerimmune. In accordance with authoritative guidance, amounts for the milestone payments will be recognized when it is probable that the related contingent liability has been incurred and the amount owed is reasonably estimated. No amounts for the milestone payments have been recorded during the three and six months ended June 30, 2023 and year ended December 31, 2022.

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

As consideration for the reacquisition of the Development Assets, Private Histogen compensated PUR with both equity and cash components, including 8,366 shares of Series D convertible preferred stock with a fair value of $1.75 million and a potential cash payout of up to $6.25 million (the “Cap Amount”). Private Histogen paid PUR $0.5 million in upfront cash, forgave approximately $22 thousand of accounts receivable owed by PUR to Private Histogen, and settled an outstanding payable of PUR of approximately $23 thousand owed to a third party. The Company is also obligated to make milestone and royalty payments, including (a) a $0.4 million payment upon the unconditional acceptance and approval of a New Drug Application or Pre-Market Approval Application by the FDA related to the Development Assets, (b) a $0.4 million commercialization milestone upon reaching gross sales (by the Company or licensee) of the $0.5 million of products incorporating the Development Assets, and (c) a five percent (5%) royalty on net revenues collected by the Company from commercial sales (by the Company or licensee) of products incorporating the Development Assets. The aforementioned cash payments, along with any future milestone and royalty payments, are all applied against the Cap Amount. In accordance with authoritative guidance, amounts for the milestone and royalty payments will be recognized when it is probable that the related contingent liability has been incurred and the amount owed is reasonably estimated. No amounts for the milestone and royalty payments have been recorded during the three and six months ended June 30, 2023 and year ended December 31, 2022.

JHU License Agreement

On April 3, 2023, the Company entered into an Exclusive License Agreement (the “JHU License Agreement”) with Johns Hopkins University (“Johns Hopkins”), pursuant to which Johns Hopkins granted the Company an exclusive license to certain intellectual property associated with the use of emricasan for the treatment of disease in humans resulting from viral or bacterial infections (including but not limited to, MRSA, VRSA, and SARS-CoV-2). In exchange, the Company agreed to pay Johns Hopkins an upfront license fee, reimbursement of certain patent costs, payments upon meeting certain milestones of up to $2.1 million, and royalty payments, including minimum annual royalty payments that totals $0.3 million of future payables creditable to the then current year royalties on net sales through 2033. The Company recognized expenses of $88 thousand and $106 thousand for the three and six months ended June 30, 2023, respectively, related to the upfront license fee and reimbursement of intellectual property prosecution costs. The JHU License Agreement contains customary provisions on, among other things, termination, indemnification and patent prosecution and maintenance of the licensed intellectual property portfolio. In accordance with authoritative guidance, amounts for the milestone and royalty payments will be recognized when it is probable that the related contingent liability has been incurred and the amount owed is reasonably estimated. No milestones that require milestone payments have been met and therefore no amounts for the milestone and royalty payments have been recorded during the three and six months ended June 30, 2023.

Litigation and Legal Matters

The Company is subject to claims and legal proceedings that arise in the ordinary course of business. Such matters are inherently uncertain, and there can be no guarantee that the outcome of any such matter will be decided favorably to the Company or that the resolution of any such matter will not have a material adverse effect upon the Company’s consolidated financial statements. The Company accrues a liability for such matters when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. As of June 30, 2023, no accruals have been made and no liability recognized related to such claims and legal proceedings.

Employee Litigation

On or about February 17, 2022, two former employees, each of whom separately resigned and terminated their employment with Histogen, filed a complaint in the Superior Court of California, County of San Diego against the Company, the Company’s Board of Directors, the Company’s former Chief Executive Officer, as well as three individuals, two of which are currently employed by the Company. Although the complaint lists the “Histogen Board of Directors, a business entity form unknown” as a defendant, the complaint does not specifically list the names of the board members. The plaintiffs allege whistleblower status, retaliation, discrimination, unfair business practices, wrongful termination, violation of civil rights, and other California state law claims. The Company has tendered the complaint to its liability insurer and engaged outside litigation counsel, as approved by its carrier, to defend Histogen, the Board of Directors and the individuals in this matter. The Company objects to the naming of each of the defendants in this matter and denies each of the plaintiffs’ claims. The plaintiffs agreed to pre-arbitration mediation, which was conducted on May 4, 2022, as was required by the arbitration agreement executed by each of the plaintiffs. Considering that the parties did not resolve the matter through this mediation, the Company petitioned the San Diego Superior Court for an order that the matter be submitted to arbitration consistent with each of the plaintiff’s arbitration agreements. The hearing for the motion to compel arbitration was held on August 12, 2022 and the San Diego Superior Court issued a ruling to uphold the binding arbitration agreements signed by both plaintiffs. On July 10, 2023, plaintiff’s counsel filed a formal demand for arbitration for one of the plaintiffs. On August 3, 2023, a joint stipulation was filed dismissing the former Chief Executive Officer, as well as the three individuals, two of which are currently employed by the Company. The matter is expected to proceed to arbitration but is the responsibility of the plaintiffs to follow through with the initiation of the arbitration proceeding. The Company believes that our defense costs, settlement monies, damages or any other awards would be covered by our liability insurance; provided, however, insurance may not cover all claims or could exceed our insurance coverage. The Company believes that there are substantial defenses to this lawsuit, and intends to vigorously defend against each of these claims. While this litigation matter is in the early stages, the Company believes the action is without merit. Nonetheless, the ultimate outcome is unknown at this time.

Amerimmune Collaborative Development and Commercialization Agreement Arbitration

On March 3, 2022, the Company filed a demand for arbitration (“Arbitration Demand”) with JAMS in the county of San Diego, against Amerimmune LLC (“Amerimmune”) seeking a declaratory judgment that Amerimmune has materially breached the Collaboration Agreement entered into by and between the Company and Amerimmune on October 26, 2020, and that the Company is therefore entitled to terminate the Collaboration Agreement in accordance with its terms. On November 28, 2022, the arbitrator issued an interim award in favor of the Company, granting the Company’s request for declaratory relief and specific performance terminating the Collaboration Agreement and denying each of Amerimmune’s counterclaims. On January 2, 2023, the arbitrator issued a final award affirming the arbitration outcome set forth in the interim award and further awarding the Company its costs in pursuing the arbitration. On February 9, 2023, the Company filed a petition in the Superior Court of California, County of San Diego, seeking to confirm the arbitration award. A hearing on the petition was held on May 26, 2023 at which the Superior Court of California granted the Company’s petition to confirm the arbitration award.

9. Related Parties

Lordship

Lordship, with its predecessor entities along with its principal owner, Jonathan Jackson, have invested and been affiliated with Private Histogen since 2010. As of both June 30, 2023 and December 31, 2022, Lordship controlled approximately 2.8% of the Company’s outstanding voting shares, respectively, and currently holds two Board of Director seats.

In November 2012, Private Histogen entered into a Strategic Relationship Success Fee Agreement with Lordship (the “Success Fee Agreement”). The Success Fee Agreement causes certain payments to be made from the Company to Lordship equal to 1% of certain product revenues and 10% of certain license and royalty revenues generated from our Human Multipotent Cell Conditioned Media, or CCM, and our Human Extracellular Matrix, or hECM, in connection with the Company’s biologics technology platform. The Success Fee Agreement also stipulates that if the Company engages in a merger or sale of all or substantially all (defined as 90% or more) of its assets or equity to a third party, then the Company has the option to terminate the agreement by paying Lordship the fair market value of future payments with the minimum payment being at least equal to the most recent annual payments Lordship has received. The

Success Fee Agreement was amended in August 2016, but continues to carry the same rights to certain payments. The Company recognized $0 expense to Lordship for both the three months ended June 30, 2023 and 2022, and $0 and $375 thousand for the six months ended June 30, 2023 and 2022, respectively, all of which is included in general and administrative expenses on the accompanying condensed consolidated statements of operations. As of June 30, 2023 and December 31, 2022, there was a balance of $9 thousand and $10 thousand, respectively, paid to Lordship included as a component of other assets on the accompanying consolidated balance sheets in connection with the deferral of revenue from the Allergan license transfer agreements.

10. Subsequent Events

Strategic Alternatives

On July 5, 2023, the Company announced that it had completed a review of its business, including the status of programs, resources and capabilities, and initiated a process to explore strategic alternatives with the intent to enhance shareholder value. The Company has paused its product development activities and taken other steps to reduce operating costs in order to preserve cash as it explores these strategic alternatives and has engaged Roth Capital Partners, LLC, to act as its strategic advisor. Potential strategic alternatives that may be explored or evaluated as part of this process include an acquisition, merger, reverse merger, other business combination, sale of assets, financing alternatives, licensing, or other strategic transactions involving the company. The Company’s Board of Directors has not set a timetable for the conclusion of this review, nor has it made any definitive decisions related to taking any further actions or potential strategic options at this time or at all. Despite the undertaking of this process, the Company may not be successful in completing a transaction, and even if a transaction is completed, it may not ultimately deliver the anticipated benefits of enhanced shareholder value.

Lease Termination

On August 7, 2023, the Company entered into a Lease Termination Agreement (the “Lease Termination Agreement”) for its headquarters and laboratory operating lease, pursuant to which the Company and the landlord mutually agreed to accelerate the termination date to August 31, 2023, subject to a termination fee paid by the Company of approximately $1.0 million. The Company entered into the Lease Termination Agreement primarily for the purpose of reducing the overall cash commitment and long-term liabilities related to the lease as part of the Company’s efforts to pursue potential strategic alternatives. The lease termination will eliminate the Company’s right-of-use asset and operating lease liabilities balance during the third quarter 2023 and result in the cancellation of the letter of credit during the fourth quarter of 2023, which will reclass $0.3 million of restricted cash to cash and cash equivalents on the accompanying condensed consolidated balance sheets.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with (i) our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the period ended June 30, 2023 (this “Quarterly Report”). This information should also be read in conjunction with our audited historical consolidated financial statements which are included in our Form 10-K for the fiscal year ended December 31, 2022 (“Form 10-K”). References to the Company’s operating results prior to the Merger will refer to the operating results of Private Histogen. Except as otherwise indicated herein or as the context otherwise requires, references in this Quarterly Report on Form 10-Q to “Histogen” “the Company,” “we,” “us” and “our” refer to Histogen Inc.., a Delaware corporation, on a post-Merger basis, and the term “Private Histogen” refers to the business of privately-held Histogen Inc. prior to completion of the Merger.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements, including statements regarding:

•
our beliefs regarding the success of our exploring, evaluating, pursuing, and consummating any alternatives in connection with the strategic process we have initiated;
•
the sufficiency of our cash and cash equivalents and our ability to obtain funding for our operations;
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

We have common law trademark rights in the unregistered marks “Histogen Inc”, “Histogen”, “Histogen Therapeutics Inc.,” and the Histogen logos in certain jurisdictions. Solely for convenience, trademarks and tradenames referred to in this Quarterly Report appear without the ® and ™ symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or that the applicable owner will not assert its rights, to these trademarks and tradenames.

Overview

We are a clinical-stage therapeutics company focused on developing potential first-in-class clinical and preclinical small molecule pan-caspase and caspase selective inhibitors that protect the body’s natural process to restore immune function.

On July 5, 2023, we announced that the Company, post completing a review of our business, including the status of programs, resources and capabilities, has turned its primary focus to evaluation of strategic alternatives with the intent to enhance shareholder value. We have paused all product development activities and taken steps to reduce operating costs in order to preserve cash as we explore these strategic alternatives and have engaged Roth Capital Partners, LLC, to act as our strategic advisor.

Potential strategic alternatives that may be explored or evaluated as part of this process include an acquisition, merger, reverse merger, other business combination, sale of assets, financing alternatives, licensing, or other strategic transactions involving the Company. The Company’s Board of Directors has not set a timetable for the conclusion of this review, nor has it made any definitive decisions related to taking any further actions or potential strategic options at this time or at all. Despite the undertaking of this process, we may not be successful in completing a transaction, and even if a transaction is completed, it may not ultimately deliver the anticipated benefits of enhanced shareholder value. We do not intend to make any further disclosures regarding the strategic review process unless and until a specific course of action is approved by our Board of Directors or until we determine that further disclosure is appropriate.

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

We received notice from the FDA in March 2023 related to our recently filed IND for emricasan for the treatment of ABSSSI that the “Study May Proceed.” On July 5, 2023, we announced that we had paused all development activities to pursue evaluation of strategic alternatives with the intent to enhance shareholder value.

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

Biologics Technology Platform

•
HST-003 is a human extracellular matrix, or hECM, intended for regenerating hyaline cartilage for the treatment of articular cartilage defects in the knee, with a novel, malleable scaffold that stimulates the body’s own stem cells. In September 2020, we were awarded a $2.0 million grant by the Peer Reviewed Orthopaedic Research Program (“PRORP”) of the U.S. Department of Defense (“DoD”) to partially fund a Phase 1/2 clinical trial of HST-003 for regeneration of cartilage in the knee. The U.S. Army Medical Research Acquisition Activity, 820 Chandler Street, Fort Detrick MD, 21702, is the awarding and administering acquisition office. The views expressed in this filing are ours and may not reflect the official policy or position of the Department of the Army, DoD, or the U.S. Government. In December 2020, we filed an investigational new drug application (“IND”) for the initiation of a Phase 1/2 clinical trial to evaluate the safety and efficacy of HST-003, implanted within microfracture interstices and the cartilage defect in the knee to regenerate hyaline cartilage in combination with a microfracture procedure. In January 2021, we announced that the FDA had notified the company that the IND for the Phase 1/2 clinical trial of HST-003 was placed on clinical hold. The hold was due to additional chemistry, manufacturing, and controls (“CMC”) information required for the FDA to complete their review. Following the receipt of the written clinical hold letter on February 3, 2021, we submitted a complete response letter to the FDA on February 19, 2021. In March 2021, the FDA confirmed that Histogen had satisfactorily addressed all clinical hold questions and could proceed with initiation of the Phase 1/2 clinical trial of HST-003. In June 2021, we initiated the trial and to date have had significant challenges with patient recruitment due to the specific nature of the study inclusion criteria and the impact of COVID-19 on the elective surgery environment. The Company added three additional clinical sites in the first quarter of 2022 in an attempt to help address the recruitment challenges. In the second quarter of 2022, the Company expanded its efforts in addressing the recruiting challenges, which included engaging a clinical research organization, or CRO, to evaluate both protocol changes and the potential of adding more clinical sites. In the third quarter of 2022, the Company implemented the protocol changes which the Company believed addressed the study inclusion criteria which should have improved the ability of the clinical sites to enroll patients. Despite these efforts, the clinical sites were unsuccessful in recruiting and enrolling additional patients. Therefore, the Company made the decision in December of 2022 to terminate the study for futility regarding patient recruitment and redirect efforts and funding away from HST-003 to other product candidates. As of March 31, 2023, the Company had completed its HST-003 clinical study close-out activities and early termination of the grant award.

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

Prior to the termination of the Collaboration Agreement with Amerimmune on November 28, 2022, the obligations pursuant to the Stock Purchase Agreement were the responsibility of our former collaboration partner, Amerimmune. In accordance with authoritative guidance, amounts for the milestone payments will be recognized when it is probable that the related contingent liability has been incurred and the amount owed is reasonably estimated. No amounts for the milestone payments have been recorded during the three and six months ended June 30, 2023 and 2022 or the year ended December 31, 2022.

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

As consideration for the reacquisition of the Development Assets, Private Histogen compensated PUR with both equity and cash components, including 8,366 shares of Series D convertible preferred stock with a fair value of $1.75 million and a potential cash payout of up to $6.25 million (the “Cap Amount”). Private Histogen paid PUR $0.5 million in upfront cash, forgave approximately $22 thousand of accounts receivable owed by PUR to Private Histogen, and settled an outstanding payable of PUR of approximately $23 thousand owed to a third party. The Company is also obligated to make milestone and royalty payments, including (a) a $0.4 million payment upon the unconditional acceptance and approval of a New Drug Application or Pre-Market Approval Application by the FDA related to the Development Assets, (b) a $0.4 million commercialization milestone upon reaching gross sales (by the Company or licensee) of the $0.5 million of products incorporating the Development Assets, and (c) a five percent (5%) royalty on net revenues collected by Histogen from commercial sales (by the Company or licensee) of products incorporating the Development Assets. The aforementioned cash payments, along with any future milestone and royalty payments, are all applied against the Cap Amount. In accordance with authoritative guidance, amounts for the milestone and royalty payments will be recognized when it is probable that the related contingent liability has been incurred and the amount owed is reasonably estimated. No amounts for the milestone and royalty payments have been recorded as a contingent liability at June 30, 2023 or December 31, 2022.

JHU License Agreement

On April 3, 2023, the Company entered into an Exclusive License Agreement (the “JHU License Agreement”) with Johns Hopkins University (“Johns Hopkins”), pursuant to which Johns Hopkins granted the Company an exclusive license to certain intellectual property associated with the use of emricasan for the treatment of disease in humans resulting from viral or bacterial infections (including but not limited to, MRSA, VRSA, and SARS-CoV-2). In exchange, the Company agreed to pay Johns Hopkins an upfront license fee, reimbursement of certain patent costs, payments upon meeting certain milestones of up to $2.1 million, and royalty payments, including minimum annual royalty payments that totals $0.3 million of future payables creditable to the then current year royalties on net sales through 2033. The Company recognized expenses of $88 thousand and $106 thousand for the three and six months ended June 30, 2023, respectively, related to the upfront license fee and reimbursement of intellectual property prosecution costs. The JHU License Agreement contains customary provisions on, among other things, termination, indemnification and patent prosecution and maintenance of the licensed intellectual property portfolio. In accordance with authoritative guidance, amounts for the milestone and royalty payments will be recognized when it is probable that the related contingent liability has been incurred and the amount owed is reasonably estimated. No milestones that require milestone payments have been met and therefore no amounts for the milestone and royalty payments have been recorded during the three or six months ended June 30, 2023.

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

We expect our research and development expenses to decrease substantially for the foreseeable future as we have paused our product candidate development programs while we evaluate strategic alternative paths.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Pre-clinical and clinical	$106	$257	$326	$640
Salaries and benefits	229	496	835	1,432
Facilities and other costs	201	340	368	953
Total research and development expenses	$536	$1,093	$1,529	$3,025

We have paused our current product candidate development activities while we evaluate strategic alternative paths, and we cannot determine with certainty the timing of initiation, the duration or the completion costs of future preclinical studies and clinical trials of our product candidates due to the inherently unpredictable nature of preclinical and clinical development, including any potential expanded dosing beyond the original protocols based in part on ongoing clinical success. Clinical and preclinical development timelines, the probability of success and development costs can differ materially from expectations. We anticipate that we will make determinations as to which product candidates to pursue and how much funding to direct to each product candidate on an ongoing basis in response to the results of ongoing and future preclinical studies and clinical trials, regulatory developments and our ongoing assessments of each product candidate’s commercial potential. We will need to raise substantial additional capital in the future. In addition, we cannot forecast which product candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.

General and Administrative

General and administrative expenses consist primarily of personnel-related costs, insurance costs, facility costs and professional fees for legal, patent, consulting, investor and public relations, accounting and audit services. Personnel-related costs consist of salaries, benefits, and stock-based compensation. We expect our general and administrative expenses to increase substantially as we: (i) evaluate strategic alternative paths, (ii) incur additional costs associated with being a public company, including audit, legal, regulatory, and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance premiums, and investor relations costs, and (iii) protect our intellectual property.

Other Income (Expense)

Interest Income

Interest income consists of interest earned on our cash equivalents, which consist of money market funds. Our interest income has not been significant due to low interest earned on invested balances.

Results of Operations

Comparison of three months ended June 30, 2023 and 2022

The following table summarizes our results of operations for the three months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,
	2023	2022	Change
Revenues
License revenue	$5	$5	$—
Total revenues	5	5	—
Operating expenses
Research and development	536	1,093	(557)
General and administrative	1,557	2,306	(749)
Total operating expenses	2,093	3,399	(1,306)
Loss from operations	(2,088)	(3,394)	1,306
Interest expense, net	(1)	—	(1)
Gain on sale of subsidiary	—	—	—
Net loss	$(2,089)	$(3,394)	$1,305

Revenues

For both the three months ended June 30, 2023 and 2022, we recognized license revenue of $5 thousand related to deferred revenue recognized on a straight-line basis over the remaining life of the licensing patents related to the Allergan License Agreement.

Total Operating Expenses

Research and Development Expenses

Research and development expenses for the three months ended June 30, 2023 and 2022 were $0.5 million and $1.1 million, respectively. The decrease of $0.6 million was primarily due to decreases in outsourced manufacturing facility expenses, personnel related expenses, and a reduction of development costs related to clinical and preclinical candidates.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2023 and 2022 were $1.6 million and $2.3 million, respectively. The decrease of $0.7 million was primarily due to decreases in legal fees, personnel related expenses, stock-based compensation costs, insurance, and outside services.

Results of Operations

Comparison of six months ended June 30, 2023 and 2022

The following table summarizes our results of operations for the six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended June 30,
	2023	2022	Change
Revenues
License revenue	$10	$3,760	$(3,750)
Total revenues	10	3,760	(3,750)
Operating expenses
Research and development	1,529	3,025	(1,496)
General and administrative	4,043	4,812	(769)
Total operating expenses	5,572	7,837	(2,265)
Loss from operations	(5,562)	(4,077)	(1,485)
Interest expense, net	(1)	(1)	—
Gain on sale of subsidiary	1	—	1
Net loss	$(5,562)	$(4,078)	$(1,484)

Revenues

For the six months ended June 30, 2023 and 2022, we recognized license revenue of $10 thousand and $3.8 million, respectively. The decrease in the current period is due to a one-time payment of $3.75 million received in March 2022 as consideration for execution of the 2022 Allergan Letter Agreement.

Total Operating Expenses

Research and Development Expenses

Research and development expenses for the six months ended June 30, 2023 and 2022 were $1.5 million and $3.0 million, respectively. The decrease of $1.5 million was primarily due to decreases in outsourced manufacturing facility expenses, personnel related expenses, and a reduction of development expenses related to clinical and preclinical candidates.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2023 and 2022 were $4.0 million and $4.8 million, respectively. The decrease of $0.8 million was primarily due to decreases in legal fees, a royalty fee payable related to the Allergan Letter Agreement, insurance, personnel related expenses, and outside services, partially offset by increases in rent, stock compensation, and corporate taxes.

Liquidity and Capital Resources

From inception through June 30, 2023, we had an accumulated deficit of $93.8 million and expect to incur operating losses and generate negative cash flows from operations for the foreseeable future. As of June 30, 2023, we had approximately $7.3 million in cash and cash equivalents. We believe that our existing cash and cash equivalents may not be sufficient to fund our operations for a period of at least twelve months from the date of this report without raising additional funding or making changes to operating plans to reduce expenses.

We have not yet established ongoing sources of revenues sufficient to cover our operating costs and will need to continue to raise additional capital to support our future operating activities, including progression of our development programs, preparation for potential commercialization, and other operating costs. Our plans with regard to these matters include our primary focus of evaluation of strategic alternatives which may include an acquisition, merger, reverse merger, other business combination, sale of assets, financing alternatives, licensing, or other strategic transactions involving the company. The Company’s Board of Directors has not set a timetable for the conclusion of this review, nor has it made any definitive decisions related to taking any further actions or potential strategic options at this time or at all. Despite the undertaking of this process, we may not be successful in completing a transaction, and our Board of Directors may decide to pursue a dissolution and liquidation of the Company. Even if a transaction is completed, it may not ultimately provide sufficient capital to continue operations or deliver the anticipated benefits of enhanced shareholder value. The aforementioned factors raise substantial doubt about our ability to continue as a going concern.

The condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Based on the current business plan to pursue strategic alternatives paths and related operating budget, there is substantial doubt about our ability to continue as a going concern within one year from the date the consolidated financial statements are issued. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

As of June 30, 2023, a total of 336,060 warrants issued in the January 2021 Offering to purchase shares of common stock have been exercised and we issued 336,060 shares of its common stock. We received gross proceeds of approximately $6.8 million.

As of June 30, 2023, we had 387,565 shares and 11,375 shares of common stock reserved for issuance pursuant to the warrants and placement agent’s warrants, respectively, issued by us in the January 2021 Offering, at an exercise price of $20.00 per share and $25.00 per share, respectively.

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

As of June 30, 2023, no warrants associated with the June 2021 Offering have been exercised.

As of June 30, 2023, we had 90,910 shares and 14,946 shares of common stock reserved for issuance pursuant to the warrants and placement agent’s warrants, respectively, issued by us in the June 2021 Offering, at an exercise price of $20.00 per share and $27.50 per share, respectively. In connection with the July 2022 Offering, we agreed to amend warrants, by reducing the exercise price and extending the expiration date, to purchase up to an aggregate of 148,183 shares of our common stock that were originally issued to the investor in the June 2021 Offering.

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

As of June 30, 2023, no warrants associated with the December 2021 Offering have been exercised.

As of June 30, 2023, we had 164,707 shares and 20,590 shares of common stock reserved for issuance pursuant to the warrants and placement agent’s warrants, respectively, issued by us in the December 2021 Offering, at an exercise price of $8.50 per share and $10.626 per share, respectively. In connection with the July 2022 Offering, we agreed to amend warrants, by reducing the exercise price and extending the expiration date, to purchase up to an aggregate of 247,059 shares of our common stock that were originally issued to the investor in the December 2021 Offering.

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

Subject to certain ownership limitations, the Series A Warrant is exercisable immediately after the issuance date at an exercise price equal to $2.568 per share of common stock, subject to adjustments as provided under the terms of the Series A Warrant, and has a term of five and a half (5.5) years from the issuance date. Subject to certain ownership limitations, the Series B Warrant is exercisable immediately after the issuance date at an exercise price equal to $2.568 per share of common stock, subject to adjustments as provided under the terms of the Series B Warrant, and has a term of one and a half (1.5) years from the issuance date. Subject to certain ownership limitations described in the Pre-Funded Warrant, the Pre-Funded Warrant was immediately exercisable and may be exercised at an exercise price of $0.0001 per share of common stock any time until all of the Pre-Funded Warrant is exercised in full. As of June 30, 2023, the Pre-Funded Warrant to purchase up to an aggregate of 1,774,309 shares of common stock had been fully exercised and the Company issued 1,774,309 shares of common stock.

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

As of June 30, 2023, no warrants associated with the July 2022 Purchase Agreement have been exercised.

As of June 30, 2023, we had 3,996,418 shares and 124,202 shares of common stock reserved for issuance pursuant to the warrants and placement agent’s warrants, respectively, issued by us in the July 2022 Purchase Agreement, at an exercise price of $2.568 per share and $3.5225 per share, respectively.

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

Common Stock Warrants

As of June 30, 2023, warrants to purchase 68 shares of common stock with an exercise price of $1,486.00 per share remain outstanding that were issued by Conatus in connection with obtaining financing in 2016. These warrants expire on July 3, 2023.

See warrant discussion above in connection with the January 2021 Offering, the June 2021 Offering, the December 2021 Offering, and the July 2022 Offering.

Cash Flow Summary for the six months ended June 30, 2023 and 2022

The following table shows a summary of our cash flows for the six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended June 30,
	2023	2022
Net cash provided by (used in)
Operating activities	$(4,946)	$(4,794)
Investing activities	1	(206)
Financing activities	(5)	(1,087)
Net decrease in cash, cash equivalents and restricted cash	$(4,950)	$(6,087)

Operating activities

Net cash used in operating activities was $5.0 million for the six months ended June 30, 2023, resulting from our net loss of $5.6 million, which included total non-cash charges of $0.5 million related primarily to stock-based compensation, and depreciation and amortization, coupled with a $0.1 million change in our operating assets and liabilities.

Net cash used in operating activities was $4.8 million for the six months ended June 30, 2022, resulting from our net loss of $4.1 million, which included total non-cash charges of $0.3 million related to stock-based compensation, and depreciation and amortization, coupled with a $1.0 million change in our operating assets and liabilities.

Investing activities

Net cash provided by investing activities was $1 thousand for the six months ended June 30, 2023, which was related to the sale of a wholly owned subsidiary.

Net cash used by investing activities was $0.2 million for the six months ended June 30, 2022, which was related to the purchase of property and equipment.

Financing activities

Net cash used by financing activities was $5 thousand for the six months ended June 30, 2023, related to repayment of finance lease obligations.

Net cash used by financing activities was $1.1 million for the six months ended June 30, 2022, primarily related to $0.6 million of issuance costs resulting from the issuance and sale of our redeemable convertible preferred stock in a private placement offering, and $0.5 million related to the redemption premium paid to repurchase the redeemable convertible preferred stock.

Funding Requirements

Our future success is largely dependent on our ability to identify and ultimately consummate a strategic transaction. Potential strategic alternatives to be explored and evaluated during the review process might include, among other things, acquisition, merger, reverse merger, other business combination, sale of assets, financing alternatives, licensing, or other strategic transactions involving the company. We are actively working with Roth Capital Partners, LLC in this strategic alternative assessment process. We expect to continue to incur expenses and operating losses for the foreseeable future in order to operate as a public company and support the evaluation of strategic alternatives.

We are subject to a number of risks similar to other clinical companies that have determined to focus primarily on pursuing a strategic transaction, including, but not limited to, those which are described under Part II Item 1A. Risk Factors of this Quarterly Report on Form 10-Q. We will incur substantial expenses if and as we:

•
explore, evaluate and pursue any alternatives in connection with the strategic process we have initiated;
•
reduce any personnel and associated costs;
•
terminate any contracts associated with our business operations; and
•
seek to maintain and protect our intellectual property portfolio.

Pending our ability to consummate a strategic alternative or finance future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements, if ever, our Board of Directors may decide to pursue a dissolution and liquidation of our Company. To the extent we are successful in consummating a strategic alternative transaction, the ownership interest of our stockholders will be or could be diluted, and the terms of transaction may include liquidation or other preferences that adversely affect the rights of our common stockholders. If as part of our strategic alternative process, we raise funds through collaborations, licenses and other similar arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us and/or may reduce the value of our common stock. There can be no assurance that we will be able to consummate a strategic transaction or obtain any sources of financing on acceptable terms, or at all. Based on the current business plan to pursue strategic alternatives paths and related operating budget, there is substantial doubt about our ability to continue as a going concern within one year from the date the condensed consolidated financial statements are issued.

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

We consider our critical accounting policies and estimates to be related to stock-based compensation. While our significant accounting policies are described in more detail in our financial statements, we believe these accounting policies and estimates to be most critical to the judgments and estimates used in the preparation of our financial statements. There have been no material changes to our critical accounting policies and estimates during the three and six months ended June 30, 2023 from those disclosed in “Histogen’s Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies,” included in the 2022 Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K under the Exchange Act.

Contractual Obligations and Commitments

There have been no material changes during the six months ended June 30, 2023 to our contractual obligations disclosed in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2022 Annual Report on Form 10-K.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, with the participation of our Management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2023, the end of the period covered by this report. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2023.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

Employee Litigation

On or about February 17, 2022, two former employees, each of whom separately resigned and terminated their employment with Histogen, filed a complaint in the Superior Court of California, County of San Diego against us, our Board of Directors, our former Chief Executive Officer, as well as three individuals, two of which are currently employed by the Company. Although the complaint lists the “Histogen Board of Directors, a business entity form unknown” as a defendant, the complaint does not specifically list the names of the board members. The plaintiffs allege whistleblower status, retaliation, discrimination, unfair business practices, wrongful termination, violation of civil rights, and other California state law claims. We have tendered the complaint to our liability insurer and engaged outside litigation counsel, as approved by our carrier, to defend Histogen, the Board of Directors and the individuals in this matter. We object to the naming of each of the defendants in this matter and deny each of the plaintiffs’ claims. The plaintiffs agreed to pre-arbitration mediation, which was conducted on May 4, 2022, as was required by the arbitration agreement executed by each of the plaintiffs. Considering that the parties did not resolve the matter through this mediation, the Company petitioned the San Diego Superior Court for an order that the matter be submitted to arbitration consistent with each of the plaintiff’s arbitration agreements. The hearing for the motion to compel arbitration was held on August 12, 2022 and the San Diego Superior Court issued a ruling to uphold the binding arbitration agreements signed by both plaintiffs. On July 10, 2023, plaintiff’s counsel filed a formal demand for arbitration for one of the plaintiffs. On August 3, 2023, a joint stipulation was filed dismissing the former Chief Executive Officer, as well as the three individuals, two of which are currently employed by the Company. The matter is expected to now proceed to arbitration but is the responsibility of the plaintiffs to follow through with the initiation of the arbitration proceeding. We believe that our defense costs, settlement monies, damages or any other awards would be covered by our liability insurance; provided, however, insurance may not cover all claims or could exceed our insurance coverage. We believe that there are substantial defenses to this lawsuit, and we intend to vigorously defend against each of these claims. While this litigation matter is in the early stages, we believe the action is without merit. Nonetheless, the ultimate outcome is unknown at this time.

Amerimmune Collaborative Development and Commercialization Agreement Arbitration

On March 3, 2022, we filed a demand for arbitration (“Arbitration Demand”) with JAMS in the county of San Diego, against Amerimmune LLC (“Amerimmune”) seeking a declaratory judgment that Amerimmune had materially breached the Collaboration Agreement entered into by and between us and Amerimmune on October 26, 2020, and that we are therefore entitled to terminate the Collaboration Agreement in accordance with its terms. On November 28, 2022, the arbitrator issued an interim award in favor of the Company, granting the Company’s request for declaratory relief and specific performance terminating the Collaboration Agreement and denying each of Amerimmune’s counterclaims. On January 2, 2023, the arbitrator issued a final award affirming the arbitration outcome set forth in the interim award and further awarding the Company its costs in pursuing the arbitration. On February 9, 2023, the Company filed a petition in the Superior Court of California, County of San Diego, seeking to confirm the arbitration award. A hearing on the petition was held on May 26, 2023 at which the Superior Court of California granted the Company’s petition to confirm the arbitration award.

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

General Risks

•
We may not be successful in identifying, evaluating and implementing any strategic options and any strategic transaction that we may consummate in the future may not be successful.
•
Our Board may decide to pursue a dissolution and liquidation. In such an event, the amount of cash available, if any, for distribution to our stockholders will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities.

•
Our pursuit of a strategic transaction could impact our liquidity, increase our expenses and present management distractions.
•
Our ability to retain our employees is required to consummate any strategic alternative that may be available to us.
•
We must raise additional funds to finance our operations to remain a going concern.
•
Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.
•
We will need to raise additional capital should we decide to pursue any development of our pipeline candidates; however, it may be unavailable to us or, even if capital is obtained, may cause dilution or place significant restrictions on our ability to operate our business.
•
In the event that we are unsuccessful in completing a strategic alternative or otherwise pursue a dissolution and liquidation or similar proceeding, it will be difficult for us retain current members of our senior management and scientific personnel, and our ability to attract and keep additional key personnel will be difficult which will impact our ability to successfully develop or commercialize our product candidates.
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
•
We cannot be certain that we will continue development of any of our product candidates or that any of them will receive regulatory approval or be commercialized.
•
Any further development of product candidates will require significant resources from us or another collaboration partner, and in the event that we are unable to successfully complete a strategic transaction and desire to proceed with any further development and do not find a collaboration partner, development could be significantly delayed or result in the discontinuation of development of our product candidates.
•
The development of emricasan remains paused and challenges exist for any future development of this product candidate.
•
Disputes and other legal matters could materially and adversely affect our ability to complete a strategic transaction or otherwise impact our business.
•
Employee litigation and unfavorable publicity could negatively affect our future business.
•
Clinical drug development involves uncertain outcomes, and results of earlier studies and trials may not be predictive of future trial results.
•
If any future development of our product candidates does not produce favorable results, we, and our future collaborators, may be unable to commercialize these products.
•
We may fail to select or capitalize on the most scientifically, clinically or commercially promising or profitable product candidates.
•
Delays in the commencement or completion of clinical trials could result in increased costs to us and delay our ability to establish strategic license agreements. We will need to raise additional capital should we continue business operations after exploring strategic alternatives; however, it may be unavailable to us or, even if capital is obtained, may cause dilution or place significant restrictions on our ability to operate our business, including progressing development of our pipeline candidates.
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
•
We may infringe the intellectual property rights of others, which may prevent or delay a strategic transaction or any of our potential future drug development efforts and prevent us from entering into any strategic transaction or, alternatively, commercializing or increase the costs of commercializing our products, if approved.

Risks Related to Owning Our Common Stock

•
The market price of our common stock has been and may continue to be volatile, which could significantly worsen if we are delisted from Nasdaq and begin to trade on the OTC market.
•
Entering into a strategic transaction or raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.
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

General Risks

Our exploration of alternative strategic paths may not result in entering into or completing a transaction, and the process of reviewing alternative strategic paths or its conclusion could adversely affect our stock price.

As previously announced, we are evaluating alternative strategic paths focused on maximizing shareholder value. Potential strategic alternatives that may be explored or evaluated as part of this process include an acquisition, merger, reverse merger, other business combination, sale of assets, financing alternatives, licensing, or other strategic transactions involving the company. The company does not intend to make any further disclosures regarding the strategic review process unless and until a specific course of action is approved by the company’s Board of Directors or until the company determines that further disclosure is appropriate.

We have paused all product development activities and taken steps to reduce operating costs in order to preserve cash as we explore these strategic alternatives.

There can be no assurance any transaction will result from the Company’s evaluation of alternative strategic paths. Any potential transaction would be dependent on a number of factors that may be beyond our control, including, among other things, market conditions, industry trends, the interest of third parties in a potential transaction with us, obtaining stockholder approval and the availability of financing to third parties in a potential transaction with us on reasonable terms. The process of reviewing alternative strategic paths may be time consuming and may involve the dedication of significant resources and may require us to incur significant costs and expenses.

It could negatively impact our ability to attract, retain and motivate key employees, and expose us to potential litigation in connection with this process or any resulting transaction. If we are unable to effectively manage the process, our financial condition and results of operations could be adversely affected. In addition, speculation regarding any developments related to the review of strategic alternatives and perceived uncertainties related to the future of our Company could cause our stock price to fluctuate significantly. Further, any alternative strategic path that may be pursued and completed ultimately may not deliver the anticipated benefits or enhance shareholder value. There can be no guarantee that the process of evaluating alternative strategic paths will result in our Company entering into or completing a potential transaction within the anticipated timing or at all.

If we do not successfully complete a strategic transaction, our Board of Directors may decide to pursue a dissolution and liquidation of our Company. In such an event, the amount of cash available for distribution to our stockholders, if any, will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities.

There can be no guarantee that the process to identify a strategic transaction will result in a successfully completed transaction. In addition, potential strategic alternatives that require stockholder approval may not be approved by our stockholders. If no transaction is completed, our Board of Directors may decide that it is in the best interest of our stockholders to dissolve our Company and liquidate our assets. In that event, the amount of cash available for distribution to our stockholders, if any, will depend heavily on the timing of such decision and, ultimately, such liquidation since the amount of cash available for distribution continues to decrease as we fund our operations and evaluate our strategic alternatives. In addition, if our Board were to approve and recommend, and our stockholders were to approve, a dissolution, liquidation, bankruptcy, winding up or similar transaction of our Company, we would be required under Delaware corporate law to pay our outstanding obligations, as well as to make reasonable provision for contingent and unknown obligations, prior to making any distributions in liquidation or similar proceeding to our stockholders. As a result of this requirement, a portion of our assets may need to be reserved pending the resolution of such obligations. In addition, we may be subject to litigation or other claims related to a dissolution and liquidation of our Company. If a dissolution, liquidation, bankruptcy or similar transaction were pursued, our Board, in consultation with its advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve. Accordingly, holders of our common stock could lose all or a significant portion of their investment in the event of a dissolution, liquidation, bankruptcy, winding up or similar transaction of our Company.

We are pursuing a strategic alternative transaction that could impact our liquidity, increase our expenses and present significant distractions to our management.

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
•
write-downs of assets or impairment charges;
•
increased amortization expenses;
•
difficulty and cost in combining the operations and personnel of any acquired businesses or product lines with our operations and personnel;
•
impairment of relationships with key suppliers or customers of any acquired businesses or product lines due to changes in management and ownership; and
•
inability to retain key employees of any acquired businesses.

Accordingly, although there can be no assurance that we will be successful in completing a strategic alternative transaction, any transactions that we do complete may be subject to the foregoing or other risks and could have a material adverse effect on our business, financial condition and results of operations.

Our ability to consummate a strategic alternative depends on our ability to retain our employees required to consummate such transaction.

Our ability to consummate a strategic alternative depends upon our ability to retain our employees required to consummate such a transaction, the loss of whose services may adversely impact the ability to consummate such transaction. Currently, we have only six full-time employees. If we are unable to successfully retain these employees, we are at risk of a disruption to our exploration and consummation of a strategic alternative as well as business operations.

We must raise additional funds to finance our operations to remain a going concern.

As of June 30, 2023, the Company has an accumulated deficit of $93.8 million and expects to incur operating losses and generate negative cash flows from operations for the foreseeable future. As of June 30, 2023, we had approximately $7.3 million in cash and cash equivalents. Based on our current business plan and related operating budget, there is substantial doubt about the Company’s ability to continue as a going concern within one year from the date the condensed consolidated financial statements are issued without raising additional funding or making changes to operating plans to reduce expenses.

We have not yet established ongoing sources of revenues sufficient to cover our operating costs. To the extent that we are unable to consummate a strategic transaction or proceed with a dissolution and liquidation type of proceeding, and decide to continue future operating activities, including progression of our development programs, preparation for potential commercialization, and other operating costs we will need to raise additional capital. As announced, we are exploring a strategic transaction. Despite the undertaking of this process, we may not be successful in completing a transaction, and our Board of Directors may decide to pursue a dissolution and liquidation of the Company. Even if a transaction is completed, it may not ultimately provide sufficient capital to continue operations or deliver the anticipated benefits of enhanced shareholder value. The aforementioned factors raise substantial doubt about our ability to continue as a going concern.

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

The condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Based on the current business plan to pursue strategic alternatives and related operating budget, there is substantial doubt about the Company’s ability to continue as a going concern within one year from the date the condensed consolidated financial statements are issued. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

Our condensed consolidated financial statements as of June 30, 2023 were prepared under the assumption that we will continue as a going concern for the next twelve months. Due to our recurring losses from operations, we concluded that there is substantial doubt in our ability to continue as a going concern within one year after the financial statements are issued without additional capital becoming available. Our independent registered public accounting firm issued an audit opinion on the Company’s audited consolidated financial statements for the year ended December 31, 2022 included in the Annual Report on Form 10-K that the Company filed with the SEC on March 9, 2023, that included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate revenue. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We will need to raise additional capital in the event that we do note consummate a strategic transaction or proceed with a dissolution and liquidation or similar proceeding; however, three is a strong likelihood that it may be unavailable to us or, even if capital is obtained, may cause dilution or place significant restrictions on our ability to operate our business.

Our operations have required substantial amounts of cash since inception. To date, we have funded our operations primarily through the sale of our preferred and common stock. Should we be unsuccessful in pursuing a strategic transaction or otherwise proceed with a dissolution and liquidation or similar proceeding and pursue further development of our product candidates, we will need to raise additional capital. There is a strong likelihood that additional capital is unavailable to us. At the time we paused clinical development, we were advancing one product candidate through clinical development, and have other product candidates in preclinical development, as well as early-stage research projects. Developing our product candidates is expensive, and funding our early-stage research projects and advancing our programs through preclinical and clinical development requires substantial amounts of funding. Even if we decided to further develop our product candidates and were successful in developing our product candidates, obtaining regulatory approvals and potentially launching and commercializing any product candidate will require substantial additional funding. Since we will be unable to generate sufficient, if any, cash flow to fund our operations for the foreseeable future, we will need to seek additional equity or debt financing to provide the capital required to maintain or expand our operations.

There can be no assurance that we will be able to raise sufficient additional capital on acceptable terms or at all. If we decided to pursue additional financing, such financing may not be available on satisfactory terms, or may not be available in sufficient amounts, we could significantly delay, scale back or discontinue our research and development programs or the commercialization of any product candidates, if approved, or causes us to be unable to continue or expand our operations or otherwise capitalize on our business opportunities, as desired, which could materially affect our business, financial condition, results of operations, growth prospects and cause the price of our common stock to decline. In addition, we may be required to grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. Our inability to fund our business could lead to the loss of your investment.

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

If we fail to retain current members of our senior management and scientific personnel, or to attract and keep additional key personnel, we may be unable to successfully develop or commercialize our product candidates in the event that we are unsuccessful in completing a strategic alternative or otherwise pursue a dissolution and liquidation or similar proceeding.

Should we be unsuccessful in pursuing a strategic alternative or otherwise pursue a dissolution and liquidation or similar proceeding, our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends on our continued ability to attract, retain, and motivate highly qualified management and scientific personnel. Competition for qualified personnel is intense especially for a company facing liquidity and other operation challenges as ours. Attracting qualified personnel to fulfill our current or future needs will be a challenge and there is no guarantee that any of these individuals will join us on a full-time employment basis, or at all. We do not maintain “key person” insurance on any of our employees.

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

If we fail to maintain our listing on Nasdaq, it would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. Delisting from Nasdaq could also result in negative publicity and could also make it more difficult for us to complete a strategic transaction or raise additional capital. The absence of such a listing may adversely affect the acceptance of our common stock as currency or the value accorded by other parties. Further, if we are delisted, we would also incur additional costs under state blue sky laws in connection with any sales of our securities. These requirements could severely limit the market liquidity of our common stock and the ability of our stockholders to sell our common stock in the secondary market. If our common stock is delisted by Nasdaq, our common stock may be eligible to trade on an over-the-counter quotation system, such as the OTCQB market, where an investor may find it more difficult to sell our common stock or obtain accurate quotations as to the market value of our common stock. We cannot assure you that our common stock, if delisted from Nasdaq, will be listed on another national securities exchange or quoted on an over-the counter quotation system. If our common stock is delisted, it may come within the definition of “penny stock” as defined in the Exchange Act, and would be covered by Rule 15g-9 of the Exchange Act. That Rule imposes additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors. For transactions covered by Rule 15g-9, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written agreement to the transaction prior to the sale. Consequently, Rule 15g-9, if it were to become applicable, would affect the ability or willingness of broker-dealers to sell our securities, and accordingly would affect the ability of stockholders to sell their securities in the public market. These additional procedures could also limit our ability to raise additional capital in the future.

Risks Related to Our Business, Industry and FDA Regulation

As previously announced, we are evaluating alternative strategic paths and have paused all product development activities and taken steps to reduce operating costs in order to preserve cash as we explore these strategic alternatives. In the event that we are unable to successfully complete a strategic transaction, our Board of Directors may decide that it is in the best interest of our stockholders to dissolve our Company and liquidate our assets. Any future development by us of our products candidates is remote at this time. The following risks related to our business and industry are included in the unlikely event that we are able to raise capital and continue to develop our product candidates.

We are a clinical-stage development company, have a very limited operating history, are not currently profitable, do not expect to become profitable in the near future and may never become profitable.

We are a clinical-stage biopharmaceutical company, have no approved products and have generated minimal revenues from the sale of products. We were previously focused on developing potential first-in-class clinical and preclinical small molecule pan-caspase and caspase selective inhibitors that protect the body’s natural process to restore immune function. Our product candidates include emricasan, CTS-2090 and other caspase inhibitors. Our primary focus at this time is exploring and evaluating strategic alternatives.

Our operations to date have been limited to organizing, staffing, and financing our company, applying for patent rights, manufacturing on a clinical scale, undertaking clinical trials of our product candidates, and engaging in research and development. As a result, we have limited historical operations upon which to evaluate our business and prospects and have not yet demonstrated an ability to obtain marketing approval for any of our product candidates or successfully overcome the risks and uncertainties frequently encountered by companies in the biopharmaceutical industry. We also have generated limited revenues from licensing agreements or product sales to date and continue to incur significant research and development and other expenses. As a result, we have not been profitable and have incurred significant operating losses in every reporting period since our inception, except for the year ended December 31, 2017. For the six months ended June 30, 2023 and for the years ended December 31, 2022 and 2021, we reported net losses of $5.6 million, $10.6 million, and $15.0 million, respectively, and had an accumulated deficit of $93.8 million as of June 30, 2023. We expect to continue to incur expenses and operating losses for the foreseeable future in order to operate as a public company and support the evaluation of strategic alternatives.

We cannot be certain that we will continue development of any of our product candidates or that any of them will receive regulatory approval or be commercialized.

At the time of pausing clinical development, we previously had one product candidate in development, emricasan, for acute bacterial skin and skin structure infections (ABSSSI), and we were also evaluating its use for other infectious diseases. We had also previously been focused on developing HST-003 for the treatment of articular cartilage defects in the knee and HST-004 for the spine, and stopped development activities following our strategic pipeline review in late 2022. To date, we have spent significant time, money, and effort on the development of our product candidates, emricasan, HST-003, HST-004, and other pre-clinical assets. To date, no pivotal clinical trials designed to provide clinically and statistically significant proof of efficacy, or to provide sufficient evidence of safety to justify approval, have been completed with any of our product candidates. Success in preclinical studies and early clinical trials does not ensure that later clinical trials will generate adequate data to demonstrate the efficacy and safety of a therapeutic candidate.

There is no guarantee that any future clinical trials will resume and, if resumed, completed in a timely fashion or succeed. For example, we have experienced delays in enrollment of patients in our clinical trials due to the COVID-19 pandemic. Our ability ultimately to reach profitability is critically dependent on our future success in obtaining regulatory approval and/or commercialization for our product candidates. However, there can be no guarantee that any future clinical trials will be timely commenced, successful, or that regulators will approve our product candidates in a timely manner, or at all. None of our product candidates have been approved for marketing or are being marketed or commercialized at this time.

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

We are involved, and may become involved in the future, in disputes and other legal proceedings that, if adversely decided or settled, could materially and adversely affect our business, financial condition and results of operations.

We are, and may in the future become, party to litigation, arbitration, or other disputes. In general, claims made by or against us in disputes and other legal or regulatory proceedings can be expensive and time consuming to bring or defend against, requiring us to expend significant resources and divert the efforts and attention of our management and other personnel from our business operations. These potential claims include, but are not limited to, personal injury claims, class action lawsuits, intellectual property claims, employment litigation and regulatory investigations and causes of action relating to the advertising and promotional claims about our products.

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

On or about February 17, 2022, two former employees, each of whom separately resigned and terminated their employment with us, filed a complaint in the Superior Court of California, County of San Diego against us, our Board of Directors and certain other of our current and prior employees. The former non-executive employees of the Company have asserted causes of action for whistleblower status, retaliation, discrimination, unfair business practices, wrongful termination, violation of civil rights, and other California state law claims. We object to the naming of each of the defendants in this matter and denies each of the plaintiffs’ claims. The plaintiffs agreed to pre-arbitration mediation, which was conducted on May 4, 2022, as was required by the arbitration agreement executed by each of the plaintiffs. Considering that the parties did not resolve the matter through this mediation, we petitioned the San Diego Superior Court for an order that the matter be submitted to arbitration consistent with each of the plaintiff’s arbitration agreements. The hearing for the motion to compel arbitration was held on August 12, 2022 and the San Diego Superior Court issued a ruling to uphold the binding arbitration agreements signed by both plaintiffs. On July 10, 2023, plaintiff’s counsel filed a formal demand for arbitration for one of the plaintiffs. On August 3, 2023, a joint stipulation was filed dismissing the former Chief Executive Officer, as well as the three individuals, two of which are currently employed by the Company. The matter is expected to now proceed to arbitration but is the responsibility of the plaintiffs to follow through with the initiation of the arbitration proceeding. We believe that our defense costs, settlement monies, damages or any other awards would be covered by our liability insurance; provided, however, insurance may not cover all claims or could exceed our insurance coverage. We also believe that there are substantial defenses to this lawsuit, and we intend to vigorously defend against each of these claims. While this litigation matter is in the early stages, we believe the action is without merit.

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

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials relating to our product candidates may not be predictive of the results of later-stage clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or safety profiles, notwithstanding promising results in earlier trials. While we have paused our clinical trials during our exploration of strategic alternatives, we cannot be certain that any of our future clinical trials will be successful and support regulatory approval in any jurisdiction. Failure in one indication may have negative consequences for the development of our product candidates for other indications. Any such failure may harm our business, prospects, and financial condition.

If we decide to further develop our product candidates and development of our product candidates does not produce favorable results, we, and any future collaborators, may be unable to commercialize these products.

To receive regulatory approval for the commercialization of our product candidate emricasan and our other preclinical product candidate, CTS-2090, or any other product candidates that we may develop, adequate and well-controlled clinical trials must be conducted to demonstrate safety and efficacy in humans to the satisfaction of the FDA and comparable foreign regulatory authorities. In order to support marketing approval, these agencies typically require successful results in one or more Phase 3 clinical trials, which our current product candidates have not yet reached and may never reach. In addition to the risks described above under “Clinical drug development involves uncertain outcomes, and results of earlier studies and trials may not be predictive of future trial results,” we may experience numerous unforeseen events during, or as a result of, the development process that could delay or prevent commercialization of our current or future product candidates, including the following:

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

Currently, we have announced our decision to explore strategic alternatives and pause development activities. Should our efforts to pursue a strategic alternative not be successful, we will need to further evaluate our business strategy and, as a result, our Board of Directors may decide that it is in the best interest of our stockholders to dissolve our Company and liquidate our assets or otherwise modify our strategy in the future. In this regard, we may, from time to time, focus our product development efforts on different product candidates or may delay, suspend or terminate the future development of a product candidate at any time for strategic, business, financial or other reasons. For example, in late 2022, we decided to pause development activities on our CCM and our hECM lines of product candidates and focus development efforts elsewhere within the product portfolio while we continue to seek potential strategic partners for such assets. As a result of changes in our strategy, we have and may in the future change or refocus our existing product development, commercialization and manufacturing activities. This could require changes in our facilities and our personnel. Any product development changes that we implement may not be successful. In particular, we may fail to select or capitalize on the most scientifically, clinically or commercially promising or profitable product candidates. Our decisions to allocate our research and development, management and financial resources toward particular product candidates may not lead to the development of viable commercial products and may divert resources from better opportunities. Similarly, our decisions to delay or terminate product development programs may also prove to be incorrect and could cause us to miss valuable opportunities.

Our product candidates may cause undesirable side effects that could delay or prevent their development, regulatory approval or commercialization or have other significant adverse implications on our business, financial condition and results of operations.

While we have currently paused our clinical trials, undesirable side effects observed in our prior or future clinical trials or in supportive preclinical studies with our product candidates could interrupt, delay or halt their development and could result in the denial of regulatory approval by the FDA or comparable foreign authorities for any or all targeted indications or adversely affect the marketability of any such product candidates that receive regulatory approval. In turn, this could eliminate or limit our ability to commercialize our product candidates.

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

Delays in the commencement or completion of any future clinical trials could significantly impact our drug development costs. We do not know whether clinical trials will be reinitiated and begin on time or be completed on schedule, if at all.

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

The progress of any clinical trials and clinical studies also may be affected by significant global public health matters such as the current novel coronavirus outbreak. Factors related to the novel coronavirus outbreak that may impact the timing and conduct of our clinical trials and clinical studies include:

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

We may not be able to re-initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or other regulatory authorities. Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors, including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the drug being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating, as well as the impact of the COVID-19 pandemic or any future pandemic.

If we fail to enroll and maintain the number of patients for which any re-initiated clinical trial was designed, the statistical power of that clinical trial may be reduced, which would make it harder to demonstrate that the product candidate being tested in such clinical trial is safe and effective. Additionally, enrollment delays in our clinical trials may result in increased development costs for our product candidates, which would cause our value to decline and limit our ability to obtain additional financing. Our inability to enroll a sufficient number of patients for any of our current or future clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether.

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

If we were to re-initiate any clinical trial, we would rely on third parties to conduct our preclinical studies and clinical trials and perform other tasks. If these third parties do not successfully carry out their contractual duties, meet expected deadlines, or comply with regulatory requirements, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business, financial condition and results of operations could be substantially harmed.

If we were to re-initiate any clinical trial, we would intend to rely upon third-party CROs, medical institutions, clinical investigators and contract laboratories to monitor and manage data for our ongoing preclinical and clinical programs. Nevertheless, we maintain responsibility for ensuring that each of our clinical trials and preclinical studies is conducted in accordance with the applicable protocol, legal, regulatory, and scientific standards and our reliance on these third parties does not relieve us of our regulatory responsibilities. We and our CROs and other vendors are required to comply with current requirements on good manufacturing practices (“CGMP”), good clinical practices (“GCP”) and good laboratory practice (“GLP”) which are a collection of laws and regulations enforced by the FDA, and comparable foreign authorities for all of our product candidates in clinical development. Regulatory authorities enforce these regulations through periodic inspections of preclinical study and clinical trial sponsors, principal investigators, preclinical study and clinical trial sites, and other contractors. If we or any of our CROs or vendors fails to comply with applicable regulations, the data generated in our preclinical studies and clinical trials may be deemed unreliable and the FDA, or comparable foreign authorities may require us to perform additional preclinical studies and clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP regulations. In addition, our clinical trials must be conducted with products produced consistent with CGMP regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the development and regulatory approval processes.

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

We may experience delays in commencing and completing clinical trials of our product candidates in the event that we decide and are able to further develop or product candidates. We do not know whether any planned clinical trials will begin on time, need to be redesigned, enroll patients on time or be completed on schedule, if at all. Any of our future clinical trials may be delayed for a variety of reasons, including delays related to:

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

If we were to re-initiate any clinical trial, our intentions would be to rely primarily on third parties to manufacture our preclinical and clinical drug supplies, and our business, financial condition and results of operations could be harmed if those third parties fail to provide us with sufficient quantities of drug product or fail to do so at acceptable quality levels or prices.

If we were to re-initiate any clinical trials, our intentions would be to rely completely on third parties for such manufacturing. We lack the resources and the capability to manufacture any of our product candidates on a late-stage clinical or commercial scale. We will rely on our manufacturers to purchase from third-party suppliers the materials necessary to produce our product candidates for our clinical trials. There are a limited number of suppliers for raw materials that we use to manufacture our product candidates, and there may be a need to identify alternate suppliers to prevent a possible disruption of the manufacture of the materials necessary to produce our product candidates for our clinical trials, and, if approved, ultimately for commercial sale. We do not have any control over the process or timing of the acquisition of these raw materials by our manufacturers. Although we generally do not begin a clinical trial unless we believe we have a sufficient supply of a product candidate to complete such clinical trial, any significant delay or discontinuity in the supply of a product candidate, or the raw material components thereof, for an ongoing clinical trial due to the need to replace a third-party manufacturer could considerably delay completion of our clinical trials, product testing and potential regulatory approval of our product candidates, which could harm our business, financial condition and results of operations.

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

We may infringe the intellectual property rights of others, which may impact our ability to complete a strategic transaction or otherwise prevent or delay any future drug development efforts and prevent us from commercializing or increase the costs of commercializing our products, if approved.

Our ability to pursue strategic alternatives, or, alternatively, our commercial success depends significantly on our ability to operate without infringing the patents and other intellectual property rights of third parties. For example, there could be issued patents of which we are not aware that our current or potential future product candidates infringe. There also could be patents that we believe we do not infringe, but that we may ultimately be found to infringe.

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

We may not be able to enter into licensing arrangements or make other arrangements at a reasonable cost or on reasonable terms. Any inability to secure licenses or alternative technology could result in delays in the introduction of our products or lead to prohibition of the manufacture or sale of products by us. Even if we are able to obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. We could be forced, including by court order, to cease commercializing the infringing technology or product. In addition, in any such proceeding or litigation, we could be found liable for monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed a patent. A finding of infringement could prevent us from commercializing our product candidates or force us to cease some of our business operations, which could materially and adversely affect our business, financial condition, and results of operations. Any claims by third parties that we have misappropriated their confidential information or trade secrets could have a similar material and adverse effect on our business, financial condition, and results of operations. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to enter into a strategic transaction or raise the funds necessary to continue our operations.

Any claims or lawsuits relating to infringement of intellectual property rights brought by or against us will be costly and time consuming and may adversely affect our ability to enter into a strategic transaction or otherwise adversely impact our business, financial condition, and results of operations.

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

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection, particularly those relating to biopharmaceuticals, which could make it difficult for us to stop the infringement of our licensed patents and future patents we may own, or marketing of competing products in violation of our proprietary rights generally. Further, the laws of some foreign countries do not protect proprietary rights to the same extent or in the same manner as the laws of the U.S. As a result, we may encounter significant problems in protecting and defending our licensed and owned intellectual property both in the U.S. and abroad. For example, China currently affords less protection to a company’s intellectual property than some other jurisdictions. As such, the lack of strong patent and other intellectual property protection in China may significantly increase our vulnerability regarding unauthorized disclosure or use of our intellectual property and undermine our competitive position. Proceedings to enforce our future patent rights, if any, in foreign jurisdictions could result in substantial cost and divert our efforts and attention from finding a strategic transaction or other aspects of our business.

We may be unable to adequately prevent disclosure of trade secrets and other proprietary information.

In order to protect our proprietary and licensed technology and processes, we rely in part on confidentiality agreements with our corporate partners, employees, consultants, manufacturers, outside scientific advisors and sponsored researchers and other advisors. These agreements may not effectively prevent disclosure of our confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover our trade secrets and proprietary information. Failure to obtain or maintain trade secret protection could adversely affect our search for a strategic alternative and our competitive business position.

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

If we do not obtain additional protection under the Hatch-Waxman Amendments and similar foreign legislation extending the terms of our licensed patents and any future patents we may own, our business, financial condition and results of operations and our ability to pursue a strategic transaction may be materially and adversely affected.

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

•
inability to successfully complete a strategic transaction;
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

Entering into a strategic transaction or otherwise raising additional capital may cause dilution to our existing stockholders, restrict our operations, or require us to relinquish rights to our technologies or product candidate.

We are exploring strategic alternatives, including the potential issuance of our equity as part of any such transaction. If a strategic transaction is not completed, we may seek additional capital through a combination of public and private equity offerings, debt financings, strategic partnerships and alliances and licensing arrangements. To the extent that we issue equity as part of a strategic transaction or raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our stockholders will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of our stockholders. The incurrence of indebtedness would result in increased fixed payment obligations and could involve certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we raise additional funds through strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or product candidate, or grant licenses on terms unfavorable to us.

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

On June 5, 2023, we received a letter from the Listing Qualifications Department of the Nasdaq Stock Market (“Nasdaq”) indicating that, based upon the closing bid price of our common stock for the 30 consecutive business day period between April 21, 2023, through June 2, 2023, we did not meet the minimum bid price of $1.00 per share required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2). The letter also indicated that we will be provided with a compliance period of 180 calendar days, or until December 4, 2023 (the “Compliance Period”), in which to regain compliance pursuant to Nasdaq Listing Rule 5810(c)(3)(A).

If we fail to regain compliance with the minimum bid price requirement our stock may be delisted, which would have a severe impact on our ability to complete a strategic transaction. Furthermore, in the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with listing requirements would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the Nasdaq minimum bid price requirement or prevent future non-compliance with Nasdaq’s listing requirements. Furthermore, if our common stock is delisted, it is unlikely that we will be able to list our common stock on another national securities exchange and, as a result, we expect our securities would be quoted on an over-the-counter market. Delisting from the Nasdaq Capital Market or any Nasdaq market could make trading our common stock more difficult for investors, potentially leading to declines in our share price and liquidity. Without a Nasdaq market listing, stockholders may have a difficult time getting a quote for the sale or purchase of our stock, the sale or purchase of our stock would likely be made more difficult and the trading volume and liquidity of our stock could decline. Delisting from Nasdaq could also result in negative publicity and could also make it more difficult for us to raise additional capital. The absence of such a listing may adversely affect the acceptance of our common stock as currency or the value accorded by other parties. Further, if we are delisted, we would also incur additional costs under state blue sky laws in connection with any sales of our securities. These requirements could severely limit the market liquidity of our common stock and the ability of our stockholders to sell our common stock in the secondary market.

Sales of a substantial number of shares of our common stock by our stockholders in the public market could cause our stock price to fall.

Sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur could significantly reduce the market price of our common stock and impair our ability to raise adequate capital through the sale of additional equity securities. We are unable to predict the effect that such sales may have on the prevailing market price of our common stock. As of June 30, 2023, we have outstanding warrants to purchase an aggregate of approximately 4.9 million shares of our common stock, and options to purchase an aggregate of approximately 613 thousand shares of our common stock, which, if exercised, may further increase the number of shares of our common stock outstanding and the number of shares eligible for resale in the public market.

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

As of June 30, 2023, our executive officers, directors and greater than 5% stockholders, in the aggregate, own approximately 8.1% of our outstanding common stock. As a result, such persons, or their appointees to our board of directors, acting together, will be able to exert control or significantly influence over all matters submitted to our board of directors or stockholders for approval, including the appointment of our management, the election and removal of directors and approval of any significant transaction, as well as our management and business affairs. This concentration of ownership may have the effect of delaying, deferring, or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

None.

Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarterly period ended June 30, 2023, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement, and/or any non-Rule 10b5-1 trading arrangement (as such terms are defined pursuant to Item 408(a) of Regulation S-K).

On August 7, 2023, the Company entered into a Lease Termination Agreement (the “Lease Termination Agreement”) for its headquarters and laboratory operating lease, pursuant to which the Company and the landlord mutually agreed to accelerate the termination date to August 31, 2023, subject to a termination fee paid by the Company of approximately $1.0 million. The Company entered into the Lease Termination Agreement primarily for the purpose of reducing the overall cash commitment and long-term liabilities related to the lease as part of the Company’s efforts to pursue potential strategic alternatives. The lease termination will eliminate the Company’s right-of-use asset and operating lease liabilities balance during the third quarter 2023 and result in the cancellation of the letter of credit during the fourth quarter of 2023, which will reclass $0.3 million of restricted cash to cash and cash equivalents on the accompanying condensed consolidated balance sheets.

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

4.16	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 12, 2022).
10.1*+	Amended and Restated 2020 Incentive Award Plan, effective June 20, 2023.
10.2*^	Lease Termination Agreement, dated August 7, 2023, between the Company and San Diego Sycamore, LLC.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

+ Indicates a management contract or compensatory plan, contract or arrangement.

^ Non-material schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Histogen Inc.

Date: August 10, 2023	By:	/s/ Steven J. Mento, Ph.D.
Steven J. Mento, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: August 10, 2023	By:	/s/ Susan A. Knudson
Susan A. Knudson Chief Operations Officer and Chief Financial Officer
(Principal Financial Officer)