Form 10-Q
period 2023-09-30
Histogen Inc.
filed 2023-11-09
CIK 1383701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-36003

Histogen Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-3183915
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Address Not Applicable1

(Address of principal executive offices, including zip code)

(858) 526-3100

(Registrant’s telephone number, including area code)

10655 Sorrento Valley Road, Suite 200,

San Diego CA 92121

(Former Name or Former Address, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value	HSTO	OTC

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of November 9, 2023, the registrant had 4,271,759 shares of common stock, $0.0001 par value, outstanding.

1Histogen Inc. (the “Company”) terminated its lease agreement for its headquarters and laboratory. Accordingly, the Company does not maintain a headquarters. For purposes of compliance with applicable requirements of the Securities Act of 1933, as amended, and Securities Exchange Act of 1934, as amended, any stockholder communication required to be sent to the Company’s principal executive offices may be directed to the Company’s agent for service of process at Corporation Service Company, 251 Little Falls Drive, Wilmington, New Castle County, Delaware 19808, or to the email address set forth in the Company’s proxy materials and/or identified on the Company’s investor relations website.

Histogen Inc.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

HISTOGEN INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30, 2023	December 31, 2022
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$4,573	$12,109
Restricted cash	300	400
Accounts receivable, net	—	99
Prepaid and other current assets	582	848
Total current assets	5,455	13,456
Property and equipment, net	—	436
Right-of-use asset	—	4,658
Other assets	362	523
Total assets	$5,817	$19,073
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$386	$382
Accrued liabilities	943	595
Current portion of lease liabilities	—	238
Current portion of deferred revenue	19	19
Total current liabilities	1,348	1,234
Lease liabilities, non-current	—	4,379
Deferred revenue, non-current	65	79
Finance lease liability, non-current	—	5
Total liabilities	1,413	5,697
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at September 30, 2023 and December 31, 2022; no shares issued and outstanding at September 30, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized at September 30, 2023 and December 31, 2022; 4,271,759 shares issued and outstanding at September 30, 2023 and December 31, 2022	5	5
Additional paid-in capital	103,117	102,673
Accumulated deficit	(97,686)	(88,273)
Total Histogen Inc. stockholders’ equity	5,436	14,405
Noncontrolling interest	(1,032)	(1,029)
Total equity	4,404	13,376
Total liabilities and stockholders’ equity	$5,817	$19,073

See accompanying notes to the unaudited condensed consolidated financial statements.

HISTOGEN INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Revenue
License revenue	$5	$5	$15	$3,765
Total revenue	5	5	15	3,765
Operating expense
Research and development	660	907	2,189	3,932
General and administrative	2,870	2,696	6,913	7,508
Total operating expense	3,530	3,603	9,102	11,440
Loss from operations	(3,525)	(3,598)	(9,087)	(7,675)
Other income (expense)
Interest expense, net	—	(1)	(1)	(2)
Other income (expense)	(5)	—	(5)	—
Gain on sale of subsidiary	—	—	1	—
Loss on disposal of fixed assets	(324)	—	(324)	—
Net loss	(3,854)	(3,599)	(9,416)	(7,677)
Loss (gain) attributable to noncontrolling interest	3	3	3	20
Deemed dividend – accretion of discount and redemption feature of redeemable convertible preferred stock	—	—	—	(488)
Net loss available to common stockholders	$(3,851)	$(3,596)	$(9,413)	$(8,145)
Net loss per share available to common stockholders, basic and diluted	$(0.90)	$(1.01)	$(2.20)	$(2.85)
Weighted-average number of common shares outstanding used to compute net loss per share, basic and diluted	4,271,759	3,554,623	4,271,759	2,853,713

See accompanying notes to the unaudited condensed consolidated financial statements.

HISTOGEN INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE

CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Histogen Inc. Stockholders’ Equity	Noncontrolling	Total Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)	Interest	(Deficit)
Balance at December 31, 2022	—	$—	4,271,759	$5	$102,673	$(88,273)	$14,405	$(1,029)	$13,376
Stock-based compensation expense	—	—	—	—	419	—	419	—	419
Net loss	—	—	—	—	—	(3,470)	(3,470)	(3)	(3,473)
Balance at March 31, 2023	—	$—	4,271,759	$5	$103,092	$(91,743)	$11,354	$(1,032)	$10,322
Stock-based compensation expense	—	—	—	—	32	—	32	—	32
Net (loss) gain	—	—	—	—	—	(2,092)	(2,092)	3	(2,089)
Balance at June 30, 2023	—	$—	4,271,759	$5	$103,124	$(93,835)	$9,294	$(1,029)	$8,265
Stock-based compensation expense	—	—	—	—	(7)	—	(7)	—	(7)
Net loss	—	—	—	—	—	(3,851)	(3,851)	(3)	(3,854)
Balance at September 30, 2023	—	$—	4,271,759	$5	$103,117	$(97,686)	$5,436	$(1,032)	$4,404

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Histogen Inc. Stockholders’ Equity	Noncontrolling	Total Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)	Interest	(Deficit)
Balance at December 31, 2021	—	$—	2,497,450	$5	$98,839	$(77,652)	$21,192	$(1,006)	$20,186
Issuance of common stock, net of issuance costs	—	—	—	—	(9)	—	(9)	—	(9)
Issuance of redeemable convertible preferred stock, net of issuance costs	5,000	4,296	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	165	—	165	—	165
Net loss	—	—	—	—	—	(673)	(673)	(11)	(684)
Balance at March 31, 2022	5,000	$4,296	2,497,450	$5	$98,995	$(78,325)	$20,675	$(1,017)	$19,658
Issuance of redeemable convertible preferred stock, net of issuance costs	—	—	—	—	(119)	—	(119)	—	(119)
Accretion of issuance costs, discount and redemption feature of redeemable convertible preferred stock	—	954	—	—	(954)	—	(954)	—	(954)
Redemption of redeemable convertible preferred stock	(5,000)	(5,250)	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	115	—	115	—	115
Net loss	—	—	—	—	—	(3,388)	(3,388)	(6)	(3,394)
Balance at June 30, 2022	—	$—	2,497,450	$5	$98,037	$(81,713)	$16,329	$(1,023)	$15,306
Issuance of common stock, net of issuance costs	—	—	1,774,309	—	4,414	—	4,414	—	4,414
Stock-based compensation expense	—	—	—	—	133	—	133	—	133
Net loss	—	—	—	—	—	(3,596)	(3,596)	(3)	(3,599)
Balance at September 30, 2022	—	$—	4,271,759	$5	$102,584	$(85,309)	$17,280	$(1,026)	$16,254

See accompanying notes to the unaudited condensed consolidated financial statements.

HISTOGEN INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net loss	$(9,416)	$(7,677)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	100	102
Stock-based compensation	444	413
Gain from sale of subsidiary	(1)	—
Loss on disposal of fixed assets	324	—
Changes in operating assets and liabilities:
Accounts receivable	99	91
Prepaid expenses and other current assets	266	655
Other assets	162	167
Accounts payable	4	(832)
Accrued liabilities	357	(198)
Right-of-use asset and lease liabilities, net	41	49
Deferred revenue	(15)	(14)
Net cash used in operating activities	(7,635)	(7,244)
Cash flows from investing activities
Cash proceeds from sale of subsidiary	1	—
Cash paid for property and equipment	—	(215)
Cash proceeds from sale of property and equipment	12	—
Net cash provided by (used in) investing activities	13	(215)
Cash flows from financing activities
Proceeds from the issuance of common stock, net of issuance costs	—	4,414
Costs paid in connection with December 2021 financing	—	(9)
Repayment of finance lease obligations	(14)	(6)
Issuance costs for redeemable convertible preferred stock	—	(585)
Redemption payment for redeemable convertible preferred stock	—	(488)
Net cash (used in) provided by financing activities	(14)	3,326
Net decrease in cash, cash equivalents and restricted cash	(7,636)	(4,133)
Cash, cash equivalents and restricted cash, beginning of period	12,509	19,085
Cash, cash equivalents and restricted cash, end of period	$4,873	$14,952
Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$4,573	$14,552
Restricted cash	300	400
Total cash, cash equivalents and restricted cash	$4,873	$14,952
Supplemental disclosure of cash flow information
Cash paid for interest	$1	$1
Noncash investing and financing activities
Redemption payment of redeemable convertible preferred stock from escrow	$—	$(4,762)
Issuance of redeemable convertible preferred stock, proceeds held in escrow	$—	$4,762
Fair value of warrants issued to Placement Agent	$—	$283

See accompanying notes to the unaudited condensed consolidated financial statements.

HISTOGEN INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Basis of Presentation

Description of Business

Histogen Inc. (the “Company,” “Histogen,” “we,” or the “combined company”), formerly known as Conatus Pharmaceuticals Inc. (“Conatus”), was incorporated in the state of Delaware on July 13, 2005. Until recently, the Company was a clinical-stage therapeutics company focused on developing potential first-in-class clinical and preclinical small molecule pan-caspase and caspase selective inhibitors that protect the body’s natural process to restore immune function.

On January 28, 2020, the Company, then operating as Conatus, entered into an Agreement and Plan of Merger and Reorganization, as amended (the “Merger Agreement”), with privately-held Histogen, Inc. (“Private Histogen”) and Chinook Merger Sub, Inc., a wholly-owned subsidiary of the Company (“Merger Sub”). Under the Merger Agreement, Merger Sub merged with and into Private Histogen, with Private Histogen surviving as a wholly-owned subsidiary of the Company (the “Merger”). On May 26, 2020, the Merger was completed. Conatus changed its name to Histogen Inc., and Private Histogen, which remains as a wholly-owned subsidiary of the Company, changed its name to Histogen Therapeutics Inc. On May 27, 2020, the combined company’s common stock began trading on The Nasdaq Capital Market (“Nasdaq”) under the ticker symbol “HSTO”.

On September 18, 2023, the Company announced, after extensive consideration of potential strategic alternatives, that its Board of Directors (the “Board”), had unanimously approved the dissolution and liquidation of Histogen (the “Dissolution”) pursuant to a plan of complete liquidation and dissolution (the “Plan of Dissolution”), subject to stockholder approval. In connection with the Plan of Dissolution, the Company discontinued all development programs and terminated all but two employees as of September 30, 2023. The focus of the remaining two employees is to manage the wind-down of the Company's operations and matters related to managing the Dissolution, including obtaining the necessary stockholder approval of the Plan of Dissolution. Additionally, the Company is currently seeking to sell their caspase program assets and other remaining assets.

In light of the planned dissolution, on September 26, 2023, the Company received written notice from Nasdaq advising the Company that based upon Nasdaq’s review and pursuant to Listing Rule 5101, Nasdaq believed that the Company is a “public shell,” and that the continued listing of our securities was no longer warranted. As a result, the trading of the Company's common stock was suspended as of the opening of business on October 5, 2023, and on October 12, 2023, Nasdaq filed a Form 25-NSE with the Securities and Exchange Commission (“SEC”), which removed the Company's common stock from listing and registration on Nasdaq.

Recent Developments

On October 3, 2023, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Allergan Sales, LLC (“Allergan”), pursuant to which Histogen and its affiliates sold to Allergan certain assets, including certain patents and other intellectual property rights, related to Histogen’s hypoxia generated growth factor technology (the “Transaction”). In exchange, Allergan agreed to pay Histogen a purchase price of $2.1 million and agreed to assume certain liabilities as set forth in the Asset Purchase Agreement. The Asset Purchase Agreement contains customary provisions on, among other things, representation and warranties, and covenants related to the transfer of ownership of the acquired assets and other matters. In connection with the Transaction, on October 3, 2023, the Company and Allergan mutually elected to terminate the Allergan License Agreements, as amended from time to time.

In connection with the Transaction, on October 3, 2023, the Company also entered into a Mutual Termination of the Second Amended and Restated Strategic Relationship Success Fee Agreement (the “Lordship Agreement’) with Lordship Ventures LLC (“Lordship”), pursuant to which Histogen agreed to pay Lordship a mutually agreed to success and termination fee as required by the terms of the Lordship Agreement (refer to Note 10 for further information).

Reverse Stock Split

On June 2, 2022, the Company’s Board approved a one-for-twenty reverse stock split of its then outstanding common stock (the “Reverse Stock Split”) with any fractional shares resulting from the Reserve Stock Split rounded down to the next whole share of common stock. The par value and the authorized shares of the common stock were not adjusted as a result of the Reverse Stock Split. All references to share and per share amounts for all periods presented in the condensed consolidated financial statements have been retrospectively restated to reflect this Reverse Stock Split. Additionally, all rights to receive shares of common stock under outstanding warrants, options, and restricted stock units (“RSUs”) were adjusted to give effect of the reverse stock split. Furthermore, remaining shares of common stock available for future issuance under stock-based payment award plans and employee stock purchase plans were adjusted to give effect to the Reverse Stock Split.

Liquidity and Going Concern

The Company has incurred operating losses and negative cash flows from operations and had an accumulated deficit of $97.7 million as of September 30, 2023. The Company expects operating losses and negative cash flows from operations to continue for the foreseeable future, including through the execution of the Plan of Dissolution if approved by the Company’s stockholders.

In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the date that these consolidated financial statements are issued on November 9, 2023. The Company has determined that its cash and cash equivalents as of September 30, 2023 of $4.6 million would be insufficient to fund its operations for a period of at least twelve months from the date of these financial statements which raises substantial doubt regarding the Company’s ability to continue as a going concern. The Company does not have plans to alleviate the substantial doubt about the Company’s ability to continue as a going concern.

On September 18, 2023, the Company announced that the Board unanimously approved the Plan of Dissolution. As the Plan of Dissolution has not yet been brought to a vote or approved by the Company’s stockholders, the Company concluded that the liquidation basis of accounting should not be applied as of the balance sheet date. Accordingly, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties described above.

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

The Company acquired Centro De Investigacion de Medicina Regenerativa, S.A. de C.V. (“CIMRESA”), a company in Mexico, during 2018 to facilitate a potential clinical development program for HST-001, or hair stimulating complex (“HSC”). This was a wholly-owned subsidiary intended to pursue registration with the COFEPRIS (Mexico equivalent to Food and Drug Administration). Since the Company acquired CIMRESA in 2018, there have been no financial or operational activities. On January 17, 2023, the Company sold the wholly-owned subsidiary, CIMRESA, and deconsolidated the former subsidiary, resulting in a gain during the nine months ended September 30, 2023.

The Company holds a majority interest in Adaptive Biologix, Inc. (“AB”, formerly Histogen Oncology, LLC). AB was formed to develop and market applications for the treatment of cancer. The Company consolidates AB into its condensed consolidated financial statements (refer to Note 2 for further information).

Unaudited Interim Financial Information

The unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2023 and 2022 have been prepared in accordance with the rules and regulations of the SEC and GAAP. Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of Management, these unaudited interim condensed consolidated financial statements contain all adjustments necessary, all of which are of a normal and recurring nature, to present fairly the Company’s financial position, results of operations, and cash flows. Interim results are not necessarily indicative of results for a full year or future periods. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes thereto for the year ended December 31, 2022 included in the Annual Report on Form 10-K that the Company filed with the SEC on March 9, 2023.

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and the disclosure of contingent assets and liabilities and contingencies at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the periods presented. Management believes that these estimates and assumptions are reasonable, however, actual results may differ and could have a material effect on future results of operations and financial position. Though the impact of the COVID-19 pandemic to the business and operating results presents additional uncertainty, the Company continues to use the best information available to them in their significant accounting estimates.

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

Customer Risk

During the three and nine months ended September 30, 2023 and 2022, one customer accounted for 100% of total revenues.

Accounts Receivable

Accounts receivable are generally due within 30 days and are recorded net of the allowance for doubtful accounts, if any. Management considers all accounts receivable to be recoverable, and accordingly, no provision for doubtful accounts was recorded at December 31, 2022. No accounts receivable are recorded as of September 30, 2023 on the accompanying condensed consolidated balance sheets.

Property and Equipment

Property and equipment are reported net of accumulated depreciation and amortization and are comprised of office furniture and equipment, lab and manufacturing equipment, and leasehold improvements. Ordinary maintenance and repairs are charged to expense, while expenditures that extend the physical or economic life of the assets are capitalized. Furniture and all equipment are depreciated over their estimated useful lives, or five years, using the straight-line method. Software is amortized over its estimated useful lives, or three years, using the straight-line method. Leasehold improvements are amortized over their estimated useful lives and limited by the remaining term of the building lease, using the straight-line method. No property and equipment are recorded as of September 30, 2023 on the accompanying condensed consolidated balance sheets.

Valuation of Long-Lived Assets

Long-lived assets to be held and used, including property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. During the three months ended September 30, 2023, the Company disposed of its remaining property and equipment and, as of September 30, 2023, other assets are the remaining long-lived assets recorded on the accompanying condensed consolidated balance sheets (refer to Note 4 for further information).

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

Grant Awards

In September 2020, the Company was approved for a grant award from the U.S. Department of Defense (“DoD”) in the amount of approximately $2.0 million to partially fund the Company’s Phase 1/2 clinical trial of HST-003 for regeneration of cartilage in the knee. The Company applies International Accounting Standard (“IAS”) 20, Accounting for Government Grants and Disclosure of Government Assistance, by analogy as there is no existing authoritative guidance under GAAP. Under the terms of the award, the DoD will reimburse the Company for certain allowable costs. The period of performance for the grant award substantially expires in September 2025 and is subject to annual and quarterly reporting requirements. As the DoD grant is a cost-type (reimbursement) grant, the Company must incur program expenses in accordance with the Statement of Work and approved budget in order to be reimbursed by the DoD. The Company will recognize funding received from the grant award as a reduction of research and development expenses in the period in which qualifying expenses have been incurred, as the Company is reasonably assured that the expenses will be reimbursed and the funding is collectible. For the three and nine months ended September 30, 2023, qualifying expenses totaling $0 and $0.1 million have been incurred with a corresponding reduction of research and development expenses related to the award, respectively. As of September 30, 2023 and December 31, 2022, $0 and $0.1 million was included in accounts receivable within the condensed consolidated balance sheets with respect to the award, respectively. The Company made the decision in December 2022 to terminate the study for futility regarding patient recruitment and redirect efforts and funding away from HST-003 to other product candidates. As of March 31, 2023, the Company had completed its HST-003 clinical study close-out activities and early terminated the grant award.

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred income taxes are recorded for temporary differences between consolidated financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets and liabilities reflect the tax rates expected to be in effect for the years in which the differences are expected to reverse. No income tax expense or benefit was recorded for the three and nine months ended September 30, 2023 and 2022, due to the full valuation allowance on the Company’s net deferred tax assets. A valuation allowance is provided if it is more likely than not that some or all the deferred tax assets will not be realized.

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

Net Loss Per Share

Basic net loss per share attributable to common stockholders is computed by dividing net loss attributable to common stockholders by the weighted-average common shares outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares and potentially dilutive securities outstanding for the period. For the three and nine months ended September 30, 2023 and 2022, diluted net loss per share attributable to common stockholders is equal to basic net loss per share attributable to common stockholders as common stock equivalent shares from stock options and warrants were anti-dilutive.

The following table sets forth outstanding potentially dilutive shares that have been excluded from the calculation of diluted net loss per share attributable to common stockholders because of their anti-dilutive effect (in common stock equivalents):

	September 30, 2023	September 30, 2022
Common stock options issued and outstanding	218,919	129,006
Warrants to purchase common stock	4,876,571	4,876,639
Total anti-dilutive shares	5,095,490	5,005,645

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In March 2023, the FASB issued ASU No. 2023-01, Leases (Topic 842): Common Control Arrangements (“ASU 2023-01”), amending certain provisions of ASC 842 that apply to arrangements between related parties under common control. This standard amends the accounting for leasehold improvements in common-control arrangements for all entities. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company does not expect to early adopt this guidance and is in the process of evaluating the impact of adoption of this guidance on the Company’s consolidated financial statements.

Recently Adopted Accounting Pronouncements

None.

3. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Lab and manufacturing equipment	$—	$937
Office furniture and equipment	—	225
Software	—	48
Total	—	1,210
Less: accumulated depreciation and amortization	—	(774)
Property and equipment, net	$—	$436

Depreciation and amortization expense for the nine months ended September 30, 2023 and 2022, were $100 thousand and $102 thousand, respectively. During the three months ended September 30, 2023, the Company disposed of $1.2 million in property and equipment that had an accumulated depreciation of $0.9 million, resulting in a loss of $0.3 million on the accompanying condensed consolidated statements of operations.

4. Balance Sheet Details

Prepaid and other current assets consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Insurance	$463	$626
Prepaid rent	—	81
Pre-clinical and clinical related expenses	—	64
Prepaid corporate taxes	79	—
Other	40	77
Total	$582	$848

Other assets consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Insurance	$353	$513
Other	9	10
Total	$362	$523

Accrued liabilities consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Current portion of finance lease liabilities	$—	$9
Accrued compensation	787	160
Preclinical and clinical related expenses	—	150
Legal fees	134	44
Accrued franchise tax	—	162
Other	22	70
Total	$943	$595

5. Revenues

The following is a summary description of the material revenue arrangements, including arrangements that generated revenues during the three and nine months ended September 30, 2023 and 2022.

Allergan License Agreements

2017 Allergan Amendment

In 2017, the Company entered into a series of agreements (collectively, the “2017 Allergan Agreement”), which ultimately transferred Suneva Medical, Inc.’s license and supply rights of the Company’s cell conditioned medium (“CCM”) skin care ingredient in the medical aesthetics market to Allergan and granted Allergan an exclusive, royalty-free, perpetual, irrevocable, non-terminable and transferable license, including the right to sublicense to third parties, to use the Company’s CCM skin care ingredient in the medical aesthetics market. The 2017 Allergan Agreement also obligated the Company to deliver CCM to Allergan (the “Supply of CCM to Allergan”) in the future as well as share with Allergan any potential future improvements to the Company’s CCM skin care ingredients identified through the Company’s research and development efforts (“Potential Future Improvements”). In consideration for the execution of the agreements, the Company received a cash payment of $11.0 million and a potential additional payment of $5.5 million if Allergan’s net sales of products containing the Company’s CCM skin care ingredient exceeds $60.0 million in any calendar year through December 31, 2027.

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

Revenue related to the Additional Supply of CCM to Allergan was deferred and was recognized at the point in time in which deliveries were completed. All deliveries of Additional Supply of CCM to Allergan have been completed as of March 31, 2021. As such, there is no revenue for the three and nine months ended September 30, 2023 and 2022.

Revenue of $0.2 million related to the Potential Future Improvements has been deferred and amortized ratably over the remaining life of the patent into early 2028, for which $5 thousand and $15 thousand of previously deferred revenue was recognized in revenue during each of the three and nine months ended September 30, 2023 and 2022, respectively.

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

Remaining Performance Obligation and Deferred Revenue

The remaining performance obligation is the Company’s obligation to share with Allergan any Potential Future Improvements to CCM identified through the Company’s research and development efforts. Deferred revenue recorded for the Potential Future Improvements was $0.1 million as of both September 30, 2023 and December 31, 2022. Deferred revenue is classified in current portion of deferred revenue liabilities when the Company’s obligations to provide research for Potential Future Improvements are expected to be satisfied within twelve months of the balance sheet date. The deferred revenue is recognized on a straight-line basis over the remaining life of the licensing patents into early 2028.

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

As of September 30, 2023, the Company had 17,501 shares of common stock reserved for issuance pursuant to the placement agent’s warrants issued by the Company in the March 2022 Offering at an exercise price of $25.00 per share.

Voting Rights

The shares of Preferred Stock had no voting rights, except that they only have the right to vote, with the holders of common stock, as a single class on a proposal to approve an amendment to the Company's certificate of incorporation to effect a reverse stock split of issued and outstanding common stock within a range, to be determined by the Board and set forth in such proposal.

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

As of September 30, 2023 and December 31, 2022, all shares of the Series A Preferred Stock and Series B Preferred Stock are no longer outstanding and the Company’s only remaining class of outstanding stock is its common stock, par value $0.0001 per share.

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

As of September 30, 2023, a total of 336,060 warrants issued in the January 2021 Offering to purchase shares of common stock have been exercised and the Company issued 336,060 shares of its common stock. The Company received gross proceeds of approximately $6.8 million.

As of September 30, 2023, the Company had 387,565 shares and 11,375 shares of common stock reserved for issuance pursuant to the warrants and placement agent’s warrants, respectively, issued by the Company in the January 2021 Offering, at an exercise price of $20.00 per share and $25.00 per share, respectively.

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

As of September 30, 2023, no warrants associated with the June 2021 Offering have been exercised.

As of September 30, 2023, the Company had 90,910 shares and 14,946 shares of common stock reserved for issuance pursuant to the warrants and placement agent’s warrants, respectively, issued by the Company in the June 2021 Offering, at an exercise price of $20.00 per share and $27.50 per share, respectively. In connection with the July 2022 Offering, the Company agreed to amend warrants, by reducing the exercise price and extending the expiration date, to purchase up to an aggregate of 148,183 shares of common stock of the Company that were originally issued to the investor in the June 2021 Offering. Refer to July 2022 Offering overview below for accounting treatment for the amended warrants.

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

As of September 30, 2023, no warrants associated with the December 2021 Offering have been exercised.

As of September 30, 2023, the Company had 164,707 shares and 20,590 shares of common stock reserved for issuance pursuant to the warrants and placement agent’s warrants, respectively, issued by the Company in the December 2021 Offering, at an exercise price of $8.50 per share and $10.626 per share, respectively. In connection with the July 2022 Offering, the Company agreed to amend warrants, by reducing the exercise price and extending the expiration date, to purchase up to an aggregate of 247,059 shares of common stock of the Company that were originally issued to the investor in the December 2021 Offering. Refer to July 2022 Offering overview below for accounting treatment for the amended warrants.

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

Subject to certain ownership limitations, the Series A Warrant became exercisable immediately after the issuance date at an exercise price equal to $2.568 per share of common stock, subject to adjustments as provided under the terms of the Series A Warrant, and has a term of five and a half (5.5) years from the issuance date. Subject to certain ownership limitations, the Series B Warrant became exercisable immediately after the issuance date at an exercise price equal to $2.568 per share of common stock, subject to adjustments as provided under the terms of the Series B Warrant, and has a term of one and a half (1.5) years from the issuance date. Subject to certain ownership limitations described in the Pre-Funded Warrant, the Pre-Funded Warrant was immediately exercisable at an exercise price of $0.0001 per share of common stock any time until all of the Pre-Funded Warrant is exercised in full. As of September 30, 2023, the Pre-Funded Warrant to purchase up to an aggregate of 1,774,309 shares of common stock had been fully exercised and the Company issued 1,774,309 shares of common stock.

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

As of September 30, 2023, no warrants associated with the July 2022 Purchase Agreement have been exercised.

As of September 30, 2023, the Company had 3,996,418 shares and 124,202 shares of common stock reserved for issuance pursuant to the warrants and placement agent’s warrants, respectively, issued by the Company in the July 2022 Purchase Agreement, at an exercise price of $2.568 per share and $3.5225 per share, respectively.

Common Stock Warrants

As of September 30, 2023, warrants to purchase 68 shares of common stock with an exercise price of $1,486.00 per share that were issued by Conatus in connection with obtaining financing in 2016 expired unexercised on July 3, 2023.

See warrant discussion above in connection with the January 2021 Offering, the June 2021 Offering, the December 2021 Offering, and the July 2022 Offering.

Stock-Based Compensation

Equity Incentive Plans

On December 18, 2017, Private Histogen established the Histogen Inc. 2017 Stock Plan (the “2017 Plan”). Under the 2017 Plan, Private Histogen was authorized to issue a maximum aggregate of 41,861 shares of common stock with adjustments for unissued or forfeited shares under the predecessor plan (the Histogen Inc. 2007 Stock Plan). In April 2019, Private Histogen amended the 2017 Plan, which increased the number of common stock available for grants by 16,336 shares. The 2017 Plan permitted the issuance of incentive stock options (“ISOs”), non-statutory stock options (“NSOs”), and Stock Purchase Rights. NSOs could be granted to employees, directors, or consultants, while ISOs could be granted only to employees. Options granted vest over a maximum period of four years and expire ten years from the date of grant. In connection with the closing of the Merger, no further awards were made under the 2017 Plan and any cancelled, forfeited or expired options were not made available for granting. As of September 30, 2023, 4,662 fully vested options remain outstanding under the 2017 Plan.

In May 2020, in connection with the closing of the Merger, the Company’s stockholders approved the Company’s 2020 Incentive Award Plan (the “2020 Plan”). The maximum number of shares of the Company’s common stock available for issuance under the 2020 Plan equals the sum of (a) 42,500 shares; (b) any shares of common stock of the Company which are subject to awards under the Conatus 2013 Equity Incentive Plan (the “Conatus 2013 Plan”) as of the effective date of the 2020 Plan which become available for issuance under the 2020 Plan after such date in accordance with its terms; and (c) an annual increase on the first day of each calendar year beginning with the January 1 of the calendar year following the effectiveness of the 2020 Plan and ending with the last January 1 during the initial ten-year term of the 2020 Plan, equal to the lesser of (i) five percent of the number of shares of the Company’s common stock outstanding (on an as-converted basis) on the final day of the immediately preceding calendar year, and (ii) such lesser number of shares of the Company’s common stock as determined by the Company’s Board.

On June 20, 2023, the Company held its 2023 Annual Meeting of Stockholders (the “Annual Meeting”) at which time the stockholders approved an amendment to the Company’s 2020 Plan to increase the number of shares authorized for issuance thereunder by 500,000 shares, as previously approved by the Board.

The following summarizes activity related to the Company’s stock options under the 2017 Plan and the 2020 Plan for the nine months ended September 30, 2023:

	Options Outstanding	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	113,279	$21.30	8.09	$—
Granted	472,454	0.94
Cancelled / Forfeited	(371,301)	5.27
Outstanding at September 30, 2023	214,432	$4.20	9.29	$—
Vested and exercisable at September 30, 2023	22,912	$30.56	7.16	$—

Valuation of Stock Option Awards

The following weighted-average assumptions were used to calculate the fair value of awards granted to employees, non-employees and directors:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Expected volatility	—%	—%	93.53%	78.95%
Risk-free interest rate	—%	—%	3.91%	2.14%
Expected option life (in years)	—	—	6.03	6.02
Expected dividend yield	—%	—%	—%	—%

Additionally, in connection with the closing of the Merger, no further awards will be made under the Conatus 2013 Plan. As of September 30, 2023, 4,487 fully vested options remain outstanding under the Conatus 2013 Plan with a weighted average exercise price of $740.10 per share.

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

As such, during the three and nine months ended September 30, 2023, the Company began recognizing compensation expense for the Forfeiture Stock Option Grants dating back to the March 10, 2023 inception date of the grant awards.

On September 18, 2023, the Company announced the Board approved a Plan of Dissolution and implemented a reduction in its workforce effective September 30, 2023. The reduction in workforce resulted in the forfeiture of 281,934 stock options granted under the 2020 Plan to certain officers and employees which did not meet certain vesting criteria.

Stock Option Cancellations

On March 10, 2023, the Company entered into Stock Option Cancellation Agreements with certain officers and employees (the “Option holders”), pursuant to which such individuals surrendered and cancelled 69,045 stock options with a weighted average price of $17.92 per share to purchase shares of the Company’s common stock (the “Cancelled Stock Options”). Pursuant to the terms of the Stock Option Cancellation Agreements, the Company agreed to pay each of the option holders a lump sum cash payment of $250 in exchange for the agreement to cancel the aforementioned stock options. The Company determined that because the Cancelled Stock Options were cancelled in exchange of cash consideration, the cash payments are considered partial settlements of the original awards and the cancellation should be accounted for as a repurchase of outstanding equity. The Company also determined that cash paid in exchange of cancellation was less than the fair value of the original awards and the stock options were probable of vesting pursuant to their original terms. Therefore, the Company recorded previously unrecognized compensation costs related to the Cancelled Stock Options of approximately $0 and $0.4 million during the three and nine months ended September 30, 2023, respectively, on the accompanying condensed consolidated statements of operations.

Inducement Grant

On February 23, 2023, the Company issued 106,793 stock options to its newly appointed Executive Vice President and Chief Scientific Officer as an inducement grant outside of the Company’s equity incentive plans in accordance with Nasdaq Listing Rule 5635(c)(4). In accordance with the award agreement, 25% of the options vest on the first anniversary of the employee’s hire date, on February 1, 2024, and then ratably over the remaining 36 months. Based on the terms being similar to standard grants as awarded under the 2020 Plan, the Company applied ASC 718 accounting basis for the recognition of share-based compensation expense. The inducement grant was valued at $0.1 million using the Black-Scholes option pricing model based on the following assumptions: expected volatility 91.65%, risk-free interest rate 4.06%, expected dividend yield 0%, and an expected term of 6.08 years. On September 18, 2023, the Company announced the Board approved a Plan of Dissolution and implemented a reduction in its workforce effective September 30, 2023. The reduction in workforce also resulted in the forfeiture of 106,793 inducement grant stock options which did not meet certain vesting criteria. As of September 30, 2023, no inducement grant options were vested and none are outstanding.

Stock-based Compensation Expense

The compensation cost, including the inducement grant expense, that has been included in the accompanying condensed consolidated statements of operations for all stock-based compensation arrangements is detailed as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
General and administrative	$6	$121	$415	$388
Research and development	(13)	12	29	25
Total	$(7)	$133	$444	$413

As of September 30, 2023, total unrecognized compensation cost related to unvested options was approximately $0.1 million which is expected to be recognized over a weighted-average period of 2.87 years.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance is as follows:

	As of September 30,
	2023	2022
Common stock warrants	4,876,571	4,876,639
Common stock options issued and outstanding under stock plans	218,919	129,006
Common stock available for issuance under stock plans	708,768	94,524
Total	5,804,258	5,100,169

8. Commitments and Contingencies

Leases

In January 2020, the Company entered into a long-term operating lease with San Diego Sycamore, LLC (“Sycamore”) for its headquarters that includes office and laboratory space. The lease commenced on March 1, 2020 and was set to expire on August 31, 2031, with no options to renew or extend. The lease was accounted for as a modification of the Company’s existing lease with Sycamore as the lease agreement did not grant the Company an additional right-of-use asset.

The terms of the lease agreement include seven months of rent abatement at lease commencement and a tenant improvement allowance of up to $2.2 million. The tenant improvements are required to be permanently affixed to the leased office and laboratory space and do not constitute leasehold improvements of the Company. During the construction period of the tenant improvements, the lease agreement requires the Company to relocate its operations to a similar Sycamore property whereby monthly rent is substantially reduced for the duration of the construction period. The lease is subject to additional variable charges for common area maintenance, insurance, taxes and other operating costs. At lease commencement, the Company recognized a right-of-use asset and operating lease liability totaling $4.5 million. The Company used a discount rate based on its estimated incremental borrowing rate to determine the right-of-use asset and operating lease liability amounts to be recognized. The Company determined its incremental borrowing rate based on the term and lease payments of the new operating lease and what it would normally pay to borrow, on a collateralized basis, over a similar term for an amount equal to the lease payments. Operating lease expense is recognized on a straight-line basis over the lease term. The terms of the lease required the Company to provide the landlord a security deposit of $0.3 million as collateral for a letter of credit issued to be held throughout the lease term. This security deposit is shown as restricted cash on the accompanying consolidated balance sheets.

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

On August 7, 2023, the Company entered into a Lease Termination Agreement (the “Lease Termination Agreement”) for its headquarters and laboratory operating lease, pursuant to which the Company and the landlord mutually agreed to accelerate the termination date to August 31, 2023, subject to a termination fee paid by the Company of approximately $1.0 million. The Company entered into the Lease Termination Agreement primarily for the purpose of reducing the overall cash commitment and long-term liabilities related to the lease as part of the Company’s efforts to pursue potential strategic alternatives at the time.

The lease termination eliminated the Company’s right-of-use assets and operating lease liabilities balance in its entirety and resulted in a credit of approximately $29 thousand, which was recognized as an adjustment against general and administrative expenses on the accompanying condensed consolidated statement of operations for the period ending September 30, 2023. The Company recognized a loss of $1.0 million resulting primarily from the lease termination fee, partially offset by the credit adjustment to eliminate the Company's right-of-use assets and operating lease liabilities. The lease termination will also result in the cancellation of the letter of credit during the fourth quarter of 2023, which will reclass $0.3 million of restricted cash to cash and cash equivalents on the accompanying condensed consolidated balance sheets.

The Lease Termination Agreement was accounted for as a lease termination rather than a modification because the Company contemporaneously terminated the lease and its right-of-use of the facility. The tables below show the beginning balances of the operating right-of-use (“ROU”) assets and operating lease liabilities as of January 1, 2023 and the ending balances as of September 30, 2023, including the changes during the period (in thousands):

Operating Lease ROU Assets
Operating lease ROU assets at January 1, 2023	$4,658
Amortization of operating lease ROU assets	(223)
Write off of ROU asset due to lease termination	(4,435)
Operating lease ROU assets at September 30, 2023	$—

Operating Lease Liabilities
Operating lease liabilities at January 1, 2023	$4,617
Principal payments on operating lease liabilities	(154)
Write off of lease liability due to lease termination	(4,463)
Operating lease liabilities at September 30, 2023	$—

The Company leased certain office equipment that was classified as a finance lease. In parallel with terminating its operating lease, the Company early terminated its finance lease with payment of a termination fee of $14 thousand. As of September 30, 2023, the Company’s operating lease and finance lease were terminated and no future minimum payments of current or long-term lease liabilities remain on the accompanying condensed consolidated balance sheets.

Employment and Severance Agreements

On September 18, 2023, the Company announced that its Board had unanimously approved the dissolution and liquidation of Histogen pursuant to the Plan of Dissolution, subject to stockholder approval. In connection with the Plan of Dissolution, the Company discontinued all development programs and terminated all but two employees as of September 30, 2023. The focus of the remaining two employees is to manage the wind-down of the Company's operations and matters related to managing the Dissolution, including obtaining the necessary stockholder approval of the Plan of Dissolution. In connection with the employee terminations, the Company renegotiated severance obligations and entered into separation agreements that provide for severance payments in lieu of those set forth in the existing executive employment agreements. The Company also entered into amended and restated employment agreements with the two remaining employees tasked with managing the wind-down of operations, including a severance payment and provision for a retention payment for agreeing to oversee matters related to the Dissolution. As of September 30, 2023, the Company recorded severance payments obligations that represent a liability of $0.7 million on the accompanying condensed consolidated balance sheets. The Company has also agreed to $0.6 million of severance and retention payments that will be recognized ratably over the course of the Dissolution beginning October 1, 2023 which remains subject to recoupment by the Company in the event of a voluntary or for cause termination prior to final adjournment of the stockholders meeting.

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

Prior to the termination of the Collaboration Agreement with Amerimmune on November 28, 2022, the obligations pursuant to the Stock Purchase Agreement were the responsibility of the Company's former collaboration partner, Amerimmune. In accordance with authoritative guidance, amounts for the milestone payments will be recognized when it is probable that the related contingent liability has been incurred and the amount owed is reasonably estimated. No amounts for the milestone payments have been recorded during the three and nine months ended September 30, 2023 and year ended December 31, 2022.

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

As consideration for the reacquisition of the Development Assets, Private Histogen compensated PUR with both equity and cash components, including 8,366 shares of Series D convertible preferred stock with a fair value of $1.75 million and a potential cash payout of up to $6.25 million (the “Cap Amount”). Private Histogen paid PUR $0.5 million in upfront cash, forgave approximately $22 thousand of accounts receivable owed by PUR to Private Histogen, and settled an outstanding payable of PUR of approximately $23 thousand owed to a third party. The Company is also obligated to make milestone and royalty payments, including (a) a $0.4 million payment upon the unconditional acceptance and approval of a New Drug Application or Pre-Market Approval Application by the FDA related to the Development Assets, (b) a $0.4 million commercialization milestone upon reaching gross sales (by the Company or licensee) of the $0.5 million of products incorporating the Development Assets, and (c) a five percent (5%) royalty on net revenues collected by the Company from commercial sales (by the Company or licensee) of products incorporating the Development Assets. The aforementioned cash payments, along with any future milestone and royalty payments, are all applied against the Cap Amount. In accordance with authoritative guidance, amounts for the milestone and royalty payments will be recognized when it is probable that the related contingent liability has been incurred and the amount owed is reasonably estimated. No amounts for the milestone and royalty payments have been recorded during the three and nine months ended September 30, 2023 and year ended December 31, 2022.

JHU License Agreement

On April 3, 2023, the Company entered into an Exclusive License Agreement (the “JHU License Agreement”) with Johns Hopkins University (“Johns Hopkins”), pursuant to which Johns Hopkins granted the Company an exclusive license to certain intellectual property associated with the use of emricasan for the treatment of disease in humans resulting from viral or bacterial infections (including but not limited to, MRSA, VRSA, and SARS-CoV-2). In exchange, the Company agreed to pay Johns Hopkins an upfront license fee, reimbursement of certain patent costs, payments upon meeting certain milestones of up to $2.1 million, and royalty payments, including minimum annual royalty payments that totals $0.3 million of future payables creditable to the then current year royalties on net sales through 2033. The Company recognized expenses of $6 thousand and $112 thousand for the three and nine months ended September 30, 2023, respectively, related to the upfront license fee and reimbursement of intellectual property prosecution costs. The JHU License Agreement contains customary provisions on, among other things, termination, indemnification and patent prosecution and maintenance of the licensed intellectual property portfolio. In accordance with authoritative guidance, amounts for the milestone and royalty payments will be recognized when it is probable that the related contingent liability has been incurred and the amount owed is reasonably estimated. No milestones that require milestone payments have been met and therefore no amounts for the milestone and royalty payments have been recorded during the three and nine months ended September 30, 2023.

Litigation and Legal Matters

The Company is subject to claims and legal proceedings that arise in the ordinary course of business. Such matters are inherently uncertain, and there can be no guarantee that the outcome of any such matter will be decided favorably to the Company or that the resolution of any such matter will not have a material adverse effect upon the Company’s consolidated financial statements. The Company accrues a liability for such matters when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. As of September 30, 2023, no accruals have been made and no liability recognized related to such claims and legal proceedings.

Employee Litigation

On or about February 17, 2022, two former employees, each of whom separately resigned and terminated their employment with Histogen, filed a complaint in the Superior Court of California, County of San Diego against the Company, the Company’s Board, the Company’s former Chief Executive Officer, as well as three individuals, two of which are currently employed by the Company. Although the complaint lists the “Histogen Board, a business entity form unknown” as a defendant, the complaint does not specifically list the names of the board members. The plaintiffs allege whistleblower status, retaliation, discrimination, unfair business practices, wrongful termination, violation of civil rights, and other California state law claims. The Company has tendered the complaint to its liability insurer and engaged outside litigation counsel, as approved by its carrier, to defend Histogen, the Board and the individuals in this matter. The Company objects to the naming of each of the defendants in this matter and denies each of the plaintiffs’ claims. The plaintiffs agreed to pre-arbitration mediation, which was conducted on May 4, 2022, as was required by the arbitration agreement executed by each of the plaintiffs. Considering that the parties did not resolve the matter through this mediation, the Company petitioned the San Diego Superior Court for an order that the matter be submitted to arbitration consistent with each of the plaintiff’s arbitration agreements. The hearing for the motion to compel arbitration was held on August 12, 2022 and the San Diego Superior Court issued a ruling to uphold the binding arbitration agreements signed by both plaintiffs. On July 10, 2023, plaintiff’s counsel filed a formal demand for arbitration for one of the plaintiffs. On August 3, 2023, a joint stipulation was filed dismissing the former Chief Executive Officer, as well as the three individuals, two of which are currently employed by the Company. The plaintiffs requested and the Company agreed to an additional pre-arbitration mediation, which was conducted on September 25, 2023. The Company and one of the plaintiffs reached a settlement agreement covered by the Company’s liability insurance, however, the matter remains unresolved between the Company and the second plaintiff. The matter is expected to proceed to arbitration but is the responsibility of the remaining plaintiff to follow through with the initiation of the arbitration proceeding. The Company believes that defense costs, settlement monies, damages or any other awards would be covered by their liability insurance; provided, however, insurance may not cover all claims or could exceed their insurance coverage. The Company believes that there are substantial defenses to this lawsuit, and intends to vigorously defend against each of these claims. While this litigation matter is in the early stages for the remaining plaintiff, the Company believes the action is without merit. Nonetheless, the ultimate outcome is unknown at this time.

9. Related Parties

Lordship

Lordship, with its predecessor entities along with its principal owner, Jonathan Jackson, have invested and been affiliated with Private Histogen since 2010. As of both September 30, 2023 and December 31, 2022, Lordship controlled approximately 2.8% of the Company’s outstanding voting shares, respectively, and currently holds two Board seats.

In November 2012, Private Histogen entered into a Strategic Relationship Success Fee Agreement with Lordship (the “Success Fee Agreement”). The Success Fee Agreement causes certain payments to be made from the Company to Lordship equal to 1% of certain product revenues and 10% of certain license and royalty revenues generated from their Human Multipotent Cell Conditioned Media, or CCM, and their Human Extracellular Matrix, or hECM, in connection with the Company’s biologics technology platform. The Success Fee Agreement also stipulates that if the Company engages in a merger or sale of all or substantially all (defined as 90% or more) of its assets or equity to a third party, then the Company has the option to terminate the agreement by paying Lordship the fair market value of future payments with the minimum payment being at least equal to the most recent annual payments Lordship has received. The Success Fee Agreement was amended in August 2016, but continues to carry the same rights to certain payments. The Company recognized $0 expense to Lordship for both the three months ended September 30, 2023 and 2022, and $0 and $375 thousand for the nine months ended September 30, 2023 and 2022, respectively, all of which is included in general and administrative expenses on the accompanying condensed consolidated statements of operations. As of September 30, 2023 and December 31, 2022, there was a balance of $9 thousand and $10 thousand, respectively, paid to Lordship included as a component of other assets on the accompanying consolidated balance sheets in connection with the deferral of revenue from the Allergan license transfer agreements. Refer to Note 10 for further information.

10. Subsequent Events

On October 3, 2023, the Company entered into an Asset Purchase Agreement with Allergan Sales, LLC (“Allergan”), pursuant to which Histogen and its affiliates sold to Allergan certain assets, including certain patents and other intellectual property rights, related to Histogen’s hypoxia generated growth factor technology. In exchange, Allergan agreed to pay Histogen a purchase price of $2.1 million and agreed to assume certain liabilities as set forth in the Asset Purchase Agreement.

The Asset Purchase Agreement contains customary provisions on, among other things, representation and warranties, and covenants related to the transfer of ownership of the acquired assets and other matters. In connection with the Transaction, on October 3, 2023, the Company and Allergan mutually elected to terminate the Allergan License Agreements, as amended from time to time.

In connection with the Transaction, on October 3, 2023, the Company also entered into a Mutual Termination of the Second Amended and Restated Strategic Relationship Success Fee Agreement (the “Lordship Agreement’) with Lordship, pursuant to which Histogen agreed to pay Lordship a mutually agreed to success and termination fee of $0.4 million as required by the terms of the Lordship Agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with (i) our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the period ended September 30, 2023 (this “Quarterly Report”). This information should also be read in conjunction with our audited historical consolidated financial statements which are included in our Form 10-K for the fiscal year ended December 31, 2022 (“Form 10-K”). References to the Company’s operating results prior to the Merger will refer to the operating results of Private Histogen. Except as otherwise indicated herein or as the context otherwise requires, references in this Quarterly Report on Form 10-Q to “Histogen” “the Company,” “we,” “us” and “our” refer to Histogen Inc.., a Delaware corporation, on a post-Merger basis, and the term “Private Histogen” refers to the business of privately-held Histogen Inc. prior to completion of the Merger.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements, including with respect to the timing and success of the Dissolution pursuant to the Plan of Dissolution, our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans and objectives of management and expected market growth, and are subject to inherent risks and uncertainties, including, among other things:

•
beliefs about the Company’s available options, strategic alternatives and financial condition;
•
the proposed Dissolution pursuant to the Plan of Dissolution;
•
our expectations related to the use of our cash;
•
the amount and timing of distributions made to stockholders, if any, in connection with the Dissolution;
•
the plans and objectives of management for future operations;
•
the timing, implementation or success of our Plan of Dissolution;
•
the amounts that will need to be set aside by us;
•
the adequacy of contingency reserves to satisfy our obligations;
•
our ability to favorably resolve certain potential tax claims, litigation matters and other unresolved contingent liabilities;
•
the amount of proceeds that might be realized from the sale or other disposition of our assets;
•
the application of, and any changes in, applicable tax laws, regulations, administrative practices, principles and interpretations;
•
the incurrence by us of expenses relating to the Dissolution;
•
the ability of our Board to abandon, modify or delay implementation of the Plan of Dissolution, even after stockholder approval;
•
future economic conditions or performance; and
•
assumptions underlying any of the foregoing.

These statements involve known and unknown risks, uncertainties, and other important factors that may cause our actual results, performance, and achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of these terms or other comparable terminology. These forward-looking statements are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events that we believe may affect our business, financial condition, and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of risks, uncertainties, and assumptions, including those described in Part II, Item 1A, “Risk Factors.” The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. You should read this Quarterly Report on Form 10-Q and the documents that we reference herein and have filed or incorporated by reference as exhibits hereto completely and with the understanding that our actual future results may be materially different from what we expect. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

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

Overview

Until recently, we were a clinical-stage therapeutics company focused on developing potential first-in-class clinical and preclinical small molecule pan-caspase and caspase selective inhibitors that protect the body’s natural process to restore immune function.

On September 18, 2023, we announced, after extensive consideration of potential strategic alternatives, that our Board of Directors (the “Board”), had unanimously approved the dissolution and liquidation of Histogen (“Dissolution”) pursuant to a plan of complete liquidation and dissolution (the “Plan of Dissolution”), subject to stockholder approval. In connection with the Plan of Dissolution, we discontinued all development programs and terminated all but two employees as of September 30, 2023. The focus of the two remaining employees is to manage the wind-down of our operations and matters related to managing the Dissolution, including obtaining the necessary stockholder approval of the Plan of Dissolution. Additionally, we are currently seeking to sell our caspase program assets.

In light of our planned dissolution, on September 26, 2023, we received written notice from The Nasdaq Stock Market LLC, or Nasdaq, advising us that based upon Nasdaq’s review and pursuant to Listing Rule 5101, Nasdaq believed that we were a “public shell,” and that the continued listing of our securities was no longer warranted. As a result, the trading of our common stock was suspended as of the opening of business on October 5, 2023, and on October 12, 2023, Nasdaq filed a Form 25-NSE with the Securities and Exchange Commission, or the SEC, which removed our common stock from listing and registration on Nasdaq.

Our Clinical and Pre-clinical Assets

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

CTS-2090 is a selective caspase-1 inhibitors targeting inflammasome activation and has the potential to treat a variety of inflammation mediated diseases. Inflammasomes are a collection of large multiprotein structures responsible for the activation of inflammatory responses. There are six known inflammasome subtypes - NLRP1, NLRP3, NLRC4, NLRP6, AIM2 and IFI 16 - that respond to different stimuli. A primary function of the inflammasomes is to generate active caspase-1 from procaspase 1 in response to various pathogens and other stimuli. The ultimate products produced by the activation of caspase 1 are highly pro-inflammatory cytokines, IL-1ß and IL-18. In addition, caspase 1 initiates pyroptosis, a highly inflammatory form of cell death, through the cleavage of gasdermin D. The selection of CTS-2090 as a lead compound is based on its preclinical profile, including high selectivity for caspase-1, and drug-like properties showing a high degree of drug exposure in the intestinal track after oral administration.

Additionally, we have a proprietary portfolio of orally active molecules that inhibit inflammasome pathways and thus the activation of the potent inflammatory cytokine interleukin-1β, or IL-1β. Inhibition of IL-1β is a clinically validated approach to treating inflammatory diseases, with injectable biologic products using that mechanism of action already on the market. The NLRP3 inflammasome pathway, for example, is dependent upon caspase-1, which activates IL-1β. As such, caspase-1 occupies a uniquely central position in the inflammasome pathway, and we have leveraged our scientific expertise in caspase research and development to design potent, selective and orally bioavailable inhibitors of caspase-1. Excess IL-1β has been linked to a variety of diseases including rare genetic inflammatory diseases, neurological diseases, cancer, liver and other gastrointestinal diseases, and cardiovascular diseases.

Proprietary Hypoxia Generated Growth Factor Technology included Human Multipotent Cell Conditioned Media, or CCM and Human Extracellular Matrix, or hECM. On October 3, 2023, we entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Allergan Sales, LLC (“Allergan”), pursuant to which Histogen and its affiliates sold to Allergan certain assets, including certain patents and other intellectual property rights, related to Histogen’s hypoxia generated growth factor technology (the “Transaction”). In exchange, Allergan agreed to pay Histogen a purchase price of $2.1 million and agreed to assume certain liabilities as set forth in the Asset Purchase Agreement. The Asset Purchase Agreement contains customary provisions on, among other things, representation and warranties, and covenants related to the transfer of ownership of the acquired assets and other matters. In connection with the Transaction, on October 3, 2023, the Company and Allergan mutually elected to terminate the Allergan License Agreements, as amended from time to time.

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

Prior to the termination of the Collaboration Agreement with Amerimmune on November 28, 2022, the obligations pursuant to the Stock Purchase Agreement were the responsibility of our former collaboration partner, Amerimmune. In accordance with authoritative guidance, amounts for the milestone payments will be recognized when it is probable that the related contingent liability has been incurred and the amount owed is reasonably estimated. No amounts for the milestone payments have been recorded during the three and nine months ended September 30, 2023 and 2022 or the year ended December 31, 2022.

Idun Distribution Agreement

In January 2013, the Company conducted a spin-off of its subsidiary Idun, which the Company had acquired from Pfizer in the transaction described above, to stockholders at that time. Immediately prior to the spin-off, all rights relating to emricasan were distributed to the Company pursuant to a distribution agreement.

JHU License Agreement

On April 3, 2023, the Company entered into an Exclusive License Agreement (the “JHU License Agreement”) with Johns Hopkins University (“Johns Hopkins”), pursuant to which Johns Hopkins granted the Company an exclusive license to certain intellectual property associated with the use of emricasan for the treatment of disease in humans resulting from viral or bacterial infections (including but not limited to, MRSA, VRSA, and SARS-CoV-2). In exchange, the Company agreed to pay Johns Hopkins an upfront license fee, reimbursement of certain patent costs, payments upon meeting certain milestones of up to $2.1 million, and royalty payments, including minimum annual royalty payments that totals $0.3 million of future payables creditable to the then current year royalties on net sales through 2033. The Company recognized expenses of $6 thousand and $112 thousand for the three and nine months ended September 30, 2023, respectively, related to the upfront license fee and reimbursement of intellectual property prosecution costs. The JHU License Agreement contains customary provisions on, among other things, termination, indemnification and patent prosecution and maintenance of the licensed intellectual property portfolio. In accordance with authoritative guidance, amounts for the milestone and royalty payments will be recognized when it is probable that the related contingent liability has been incurred and the amount owed is reasonably estimated. No milestones that require milestone payments have been met and therefore no amounts for the milestone and royalty payments have been recorded during the three and nine months ended September 30, 2023.

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
•
salaries and employee-related costs, including stock-based compensation and benefits;
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

We expect our research and development expenses to decrease substantially for the foreseeable future as we have discontinued our development programs while we pursue approval for the Plan of Dissolution from our stockholders.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Pre-clinical and clinical	$21	$312	$347	$952
Salaries and benefits	605	387	1,440	1,819
Facilities and other costs	34	208	402	1,161
Total research and development expenses	$660	$907	$2,189	$3,932

We have discontinued our development programs while we pursue approval for the Plan of Dissolution from our stockholders.

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

Loss on Disposal of Fixed Assets

Loss on disposal of fixed assets is the difference between the net book value of the assets disposed and cash received for sale of property and equipment.

Results of Operations

Comparison of three months ended September 30, 2023 and 2022

The following table summarizes our results of operations for the three months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,
	2023	2022	Change
Revenues
License revenue	$5	$5	$—
Total revenues	5	5	—
Operating expenses
Research and development	660	907	(247)
General and administrative	2,870	2,696	174
Total operating expenses	3,530	3,603	(73)
Loss from operations	(3,525)	(3,598)	73
Interest expense, net	—	(1)	1
Other income (expense)	(5)	—	(5)
Loss on disposal of fixed assets	(324)	—	(324)
Net loss	$(3,854)	$(3,599)	$(255)

Revenues

For both the three months ended September 30, 2023 and 2022, we recognized license revenue of $5 thousand related to deferred revenue recognized on a straight-line basis over the remaining life of the licensing patents related to the Allergan License Agreement.

Total Operating Expenses

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2023 and 2022 were $0.7 million and $0.9 million, respectively. The decrease of $0.2 million was primarily due to decreases in consulting and outside services and a reduction of development costs related to clinical and preclinical candidates, partially offset by personnel related expenses.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2023 and 2022 were $2.9 million and $2.7 million, respectively. The increase of $0.2 million was primarily due to an approximately $1.0 million lease termination fee and increases in personnel related expenses, offset by decreases in legal fees, stock-based compensation costs, insurance, and outside services.

Results of Operations

Comparison of nine months ended September 30, 2023 and 2022

The following table summarizes our results of operations for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended September 30,
	2023	2022	Change
Revenues
License revenue	$15	$3,765	$(3,750)
Total revenues	15	3,765	(3,750)
Operating expenses
Research and development	2,189	3,932	(1,743)
General and administrative	6,913	7,508	(595)
Total operating expenses	9,102	11,440	(2,338)
Loss from operations	(9,087)	(7,675)	(1,412)
Interest expense, net	(1)	(2)	1
Other income (expense)	(5)	—	(5)
Gain on sale of subsidiary	1	—	1
Loss on disposal of fixed assets	(324)	—	(324)
Net loss	$(9,416)	$(7,677)	$(1,739)

Revenues

For the nine months ended September 30, 2023 and 2022, we recognized license revenue of $15 thousand and $3.8 million, respectively. The decrease in the current period is due to a one-time payment of $3.75 million received in March 2022 as consideration for execution of the 2022 Allergan Letter Agreement.

Total Operating Expenses

Research and Development Expenses

Research and development expenses for the nine months ended September 30, 2023 and 2022 were $2.2 million and $3.9 million, respectively. The decrease of $1.7 million was primarily due to decreases in personnel related expenses, outsourced manufacturing facility expenses, and a reduction of development expenses related to clinical and preclinical candidates.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2023 and 2022 were $6.9 million and $7.5 million, respectively. The decrease of $0.6 million was primarily due to decreases in legal, royalty, and insurance expenses, partially offset by increases for the $1.0 million lease termination fee and certain personnel related expenses.

Liquidity and Capital Resources

From inception through September 30, 2023, we had an accumulated deficit of $97.7 million and expect to incur operating losses and generate negative cash flows from operations for the foreseeable future, including through the execution of the Plan of Dissolution if approved by the Company’s shareholders.

In accordance with Accounting Standards Codification, or ASC, 205-40, Going Concern, the Company evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the date that these consolidated financial statements are issued on November 9, 2023. The Company has determined that its cash and cash equivalents as of September 30, 2023 of $4.6 million would be insufficient to fund its operations for a period of at least twelve months from the date of these financial statements which raises substantial doubt regarding the Company’s ability to continue as a going concern.

On September 18, 2023, we announced that the Company’s Board unanimously approved the Plan of Dissolution. As the Plan of Dissolution has not yet been brought to a vote or approved by the Company’s shareholders, the Company concluded that the liquidation basis of accounting should not be applied as of the balance sheet date. Accordingly, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties described above.

In light of our planned dissolution, on September 26, 2023, we received written notice from The Nasdaq Stock Market LLC, or Nasdaq, advising us that based upon Nasdaq’s review and pursuant to Listing Rule 5101, Nasdaq believed that we were a “public shell,” and that the continued listing of our securities was no longer warranted. As a result, the trading of our common stock was suspended as of the opening of business on October 5, 2023, and on October 12, 2023, Nasdaq filed a Form 25-NSE with the Securities and Exchange Commission, or the SEC, which removed our common stock from listing and registration on Nasdaq.

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

As of September 30, 2023, a total of 336,060 warrants issued in the January 2021 Offering to purchase shares of common stock have been exercised and we issued 336,060 shares of its common stock. We received gross proceeds of approximately $6.8 million.

As of September 30, 2023, we had 387,565 shares and 11,375 shares of common stock reserved for issuance pursuant to the warrants and placement agent’s warrants, respectively, issued by us in the January 2021 Offering, at an exercise price of $20.00 per share and $25.00 per share, respectively.

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

As of September 30, 2023, no warrants associated with the June 2021 Offering have been exercised.

As of September 30, 2023, we had 90,910 shares and 14,946 shares of common stock reserved for issuance pursuant to the warrants and placement agent’s warrants, respectively, issued by us in the June 2021 Offering, at an exercise price of $20.00 per share and $27.50 per share, respectively. In connection with the July 2022 Offering, we agreed to amend warrants, by reducing the exercise price and extending the expiration date, to purchase up to an aggregate of 148,183 shares of our common stock that were originally issued to the investor in the June 2021 Offering.

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

As of September 30, 2023, no warrants associated with the December 2021 Offering have been exercised.

As of September 30, 2023, we had 164,707 shares and 20,590 shares of common stock reserved for issuance pursuant to the warrants and placement agent’s warrants, respectively, issued by us in the December 2021 Offering, at an exercise price of $8.50 per share and $10.626 per share, respectively. In connection with the July 2022 Offering, we agreed to amend warrants, by reducing the exercise price and extending the expiration date, to purchase up to an aggregate of 247,059 shares of our common stock that were originally issued to the investor in the December 2021 Offering.

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

Subject to certain ownership limitations, the Series A Warrant is exercisable immediately after the issuance date at an exercise price equal to $2.568 per share of common stock, subject to adjustments as provided under the terms of the Series A Warrant, and has a term of five and a half (5.5) years from the issuance date. Subject to certain ownership limitations, the Series B Warrant is exercisable immediately after the issuance date at an exercise price equal to $2.568 per share of common stock, subject to adjustments as provided under the terms of the Series B Warrant, and has a term of one and a half (1.5) years from the issuance date. Subject to certain ownership limitations described in the Pre-Funded Warrant, the Pre-Funded Warrant was immediately exercisable and may be exercised at an exercise price of $0.0001 per share of common stock any time until all of the Pre-Funded Warrant is exercised in full. As of September 30, 2023, the Pre-Funded Warrant to purchase up to an aggregate of 1,774,309 shares of common stock had been fully exercised and the Company issued 1,774,309 shares of common stock.

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

As of September 30, 2023, no warrants associated with the July 2022 Purchase Agreement have been exercised.

As of September 30, 2023, we had 3,996,418 shares and 124,202 shares of common stock reserved for issuance pursuant to the warrants and placement agent’s warrants, respectively, issued by us in the July 2022 Purchase Agreement, at an exercise price of $2.568 per share and $3.5225 per share, respectively.

Common Stock Warrants

As of September 30, 2023, warrants to purchase 68 shares of common stock with an exercise price of $1,486.00 per share that were issued by Conatus in connection with obtaining financing in 2016 expired unexercised on July 3, 2023.

See warrant discussion above in connection with the January 2021 Offering, the June 2021 Offering, the December 2021 Offering, and the July 2022 Offering.

Cash Flow Summary for the nine months ended September 30, 2023 and 2022

The following table shows a summary of our cash flows for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended September 30,
	2023	2022
Net cash provided by (used in)
Operating activities	$(7,635)	$(7,244)
Investing activities	13	(215)
Financing activities	(14)	3,326
Net decrease in cash, cash equivalents and restricted cash	$(7,636)	$(4,133)

Operating activities

Net cash used in operating activities was $7.6 million for the nine months ended September 30, 2023, resulting from our net loss of $9.4 million, which included total non-cash charges of $0.9 million related primarily to stock-based compensation, and depreciation and amortization, coupled with a $0.9 million change in our operating assets and liabilities.

Net cash used in operating activities was $7.3 million for the nine months ended September 30, 2022, resulting from our net loss of $7.7 million, which included total non-cash charges of $0.5 million related to stock-based compensation, and depreciation and amortization, coupled with a $0.1 million change in our operating assets and liabilities.

Investing activities

Net cash provided by investing activities was $13 thousand for the nine months ended September 30, 2023, which was related to the sale of certain property and equipment and the sale of a wholly owned subsidiary.

Net cash used by investing activities was $0.2 million for the nine months ended September 30, 2022, which was related to the purchase of property and equipment.

Financing activities

Net cash used by financing activities was $14 thousand for the nine months ended September 30, 2023, related to repayment and early termination of finance lease obligations.

Net cash used by financing activities was $3.3 million for the nine months ended September 30, 2022, primarily related to $4.4 million net proceeds from a July 2022 private placement, offset by $0.6 million of issuance costs resulting from the issuance and sale of our redeemable convertible preferred stock in a March 2022 private placement offering coupled with $0.5 million related to the redemption premium paid to repurchase the redeemable convertible preferred stock.

Funding Requirements

We expect to continue to incur expenses and operating losses for the foreseeable future in order to operate as a public company and support the approval of the Plan of Dissolution by the Company’s stockholders. We are subject to a number of risks similar to other companies that have determined to focus primarily on the approval of the Plan of Dissolution, including, but not limited to, those which are described under Part II Item 1A. Risk Factors of this Quarterly Report on Form 10-Q. We will incur substantial expenses as we:

•
pursue dissolution and liquidation of the Company (including legal, accounting and other professional fees);
•
reduce any personnel and associated costs;
•
defend or resolve unforeseen claims asserted against us, if any;
•
terminate any contracts associated with our business operations; and
•
seek to maintain and protect our intellectual property portfolio, as may be necessary in the pursuant of the sale of our remaining asset.

There can be no assurance that our stockholders will approve the Plan of Dissolution. Based on the current business plan to pursue the liquidation and dissolution according to the Plan of Dissolution, there is substantial doubt about our ability to continue as a going concern within one year from the date the condensed consolidated financial statements are issued.

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

We consider our critical accounting policies and estimates to be related to stock-based compensation. While our significant accounting policies are described in more detail in our financial statements, we believe these accounting policies and estimates to be most critical to the judgments and estimates used in the preparation of our financial statements. There have been no material changes to our critical accounting policies and estimates during the three and nine months ended September 30, 2023 from those disclosed in “Histogen’s Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies,” included in the 2022 Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K under the Exchange Act.

Contractual Obligations and Commitments

There have been no material changes during the nine months ended September 30, 2023 to our contractual obligations disclosed in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2022 Annual Report on Form 10-K.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, with the participation of our Management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2023, the end of the period covered by this report. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2023.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

Employee Litigation

On or about February 17, 2022, two former employees, each of whom separately resigned and terminated their employment with Histogen, filed a complaint in the Superior Court of California, County of San Diego against us, our Board, our former Chief Executive Officer, as well as three individuals, two of which are currently employed by the Company. Although the complaint lists the “Histogen Board, a business entity form unknown” as a defendant, the complaint does not specifically list the names of the board members. The plaintiffs allege whistleblower status, retaliation, discrimination, unfair business practices, wrongful termination, violation of civil rights, and other California state law claims. We have tendered the complaint to our liability insurer and engaged outside litigation counsel, as approved by our carrier, to defend Histogen, the Board and the individuals in this matter. We object to the naming of each of the defendants in this matter and deny each of the plaintiffs’ claims. The plaintiffs agreed to pre-arbitration mediation, which was conducted on May 4, 2022, as was required by the arbitration agreement executed by each of the plaintiffs. Considering that the parties did not resolve the matter through this mediation, the Company petitioned the San Diego Superior Court for an order that the matter be submitted to arbitration consistent with each of the plaintiff’s arbitration agreements. The hearing for the motion to compel arbitration was held on August 12, 2022 and the San Diego Superior Court issued a ruling to uphold the binding arbitration agreements signed by both plaintiffs. On July 10, 2023, plaintiff’s counsel filed a formal demand for arbitration for one of the plaintiffs. On August 3, 2023, a joint stipulation was filed dismissing the former Chief Executive Officer, as well as the three individuals, two of which are currently employed by the Company. The plaintiffs requested and the Company agreed to an additional pre-arbitration mediation, which was conducted on September 25, 2023. The Company and one of the plaintiffs reached a settlement agreement covered by the Company’s liability insurance, however, the matter remains unresolved between the Company and the second plaintiff. The matter is expected to now proceed to arbitration but is the responsibility of the remaining plaintiff to follow through with the initiation of the arbitration proceeding. We believe that our defense costs, settlement monies, damages or any other awards would be covered by our liability insurance; provided, however, insurance may not cover all claims or could exceed our insurance coverage. We believe that there are substantial defenses to this lawsuit, and we intend to vigorously defend against each of these claims. While this litigation matter is in the early stages for the remaining plaintiff, we believe the action is without merit. Nonetheless, the ultimate outcome is unknown at this time.

Item 1A. Risk Factors

Summary of Risk Factors

We are providing the following summary of the risk factors contained in this Quarterly Report on Form 10-Q to enhance the readability and accessibility of our risk factor disclosures. This summary does not address all of the risks that we face. We encourage you to carefully review the full risk factors contained in this Quarterly Report on Form 10-Q and our other filings with the SEC, in their entirety.

Risks Related to the Dissolution

•
the availability, timing and amount of liquidating distributions;
•
the amounts that will need to be set aside by us;
•
the adequacy of contingency reserves to satisfy our obligations;
•
our ability to favorably resolve certain potential tax claims, litigation matters and other unresolved contingent liabilities;
•
the amount of proceeds that might be realized from the sale or other disposition of our assets;
•
the application of, and any changes in, applicable tax laws, regulations, administrative practices, principles and interpretations;
•
the incurrence by us of expenses relating to the Dissolution; and
•
the ability of our Board to abandon, modify or delay implementation of the Plan of Dissolution, even after stockholder approval.

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

Risks Related to the Dissolution

We cannot assure you as to the amount of distributions, if any, to be made to our stockholders.

If our stockholders approve the Dissolution, we estimate that we will have between approximately $1.29 to $1.76 million of cash that we will be able to distribute to our stockholders in connection with the Dissolution, which implies a per share distribution of between $0.30 and $0.41 based on 4,271,759 assumed shares outstanding as of October 16, 2023. This amount may be paid in one or more distributions. We cannot predict the timing or amount of any such distributions, as uncertainties exist as to the value we may receive upon the sale of all or substantially all of our assets, the net value of any remaining assets after such sales are completed, the ultimate amount of our liabilities, the operating costs and amounts to be set aside for claims, obligations and provisions during the liquidation and winding-up process, and the related timing to complete such transactions. These and other factors make it impossible to predict with certainty the actual net cash amount that will ultimately be available for distribution to stockholders or the timing of any such distributions. In addition, as discussed below under the heading “Risks Related to the Dissolution—The amount of cash available to distribute to our stockholders depends on our ability to dispose of certain of our non-cash assets,” there are many factors impacting our ability to successfully execute the sale or disposition of certain of our non-cash assets. As a result of these and other risks and uncertainties, we have provided a wide range of cash that we estimate may be available to distribute to our stockholders in connection with the Plan of Dissolution.

Without limiting its flexibility, our Board may, at its option, rely on the “safe harbor” procedures under Sections 280 and 281(a) of the DGCL to, among other things, obtain an order from the Delaware Court of Chancery establishing the amount and form of security for contested known, contingent and potential future claims that are likely to arise or become known within five years filing of the Certificate of Dissolution (or such longer period of time as the Delaware Court of Chancery may determine not to exceed ten years) (the “Court Order”), and pay or make reasonable provision for our uncontested known claims and expenses and establish reserves for other claims as required by the Court Order and the DGCL. Should we obtain such a Court Order, we expect to distribute all of our remaining assets in excess of the amount to be used by us to pay claims and fund the reserves required by the Court Order and pay our operating expenses through the completion of the dissolution and winding-up process to our stockholders. The Court Order, if we chose to obtain one, would reflect the Delaware Court of Chancery’s own determination as to the amount and form of security reasonably likely to be sufficient to provide compensation for all known, contingent and potential future claims against us. There can be no assurances that the Delaware Court of Chancery would not require us to withhold additional amounts in excess of the amounts that we believe are sufficient to satisfy our potential claims and liabilities. Accordingly, stockholders may not receive any distributions of our remaining assets for a substantial period of time.

In addition, there are numerous factors that could impact the amount of the reserves to be determined by any such Court Order, and consequently the amount of cash initially available for distribution, if any, to our stockholders following the effective time of the Dissolution, including without limitation:

•
whether any potential liabilities are resolved prior to the filing of the Certificate of Dissolution;
•
whether any claim is resolved or barred pursuant to Section 280 of the DGCL;
•
unanticipated costs relating to the defense, satisfaction or settlement of existing or future lawsuits or other claims threatened against us;
•
whether unforeseen claims are asserted against us, in which case we would have to defend or resolve such claims and/or be required to establish additional reserves to provide for such claims; and
•
whether any of the expenses incurred in the winding-up process, including expenses of required personnel and other operating expenses (including legal, accounting and other professional fees) necessary to dissolve and liquidate the Company, are more or less than our estimates.

Further, the amount of any distributable proceeds and our ability to make distributions to our stockholders depends on our ability to sell or otherwise dispose of our remaining non-cash assets in order to attain the highest value for such non-cash assets and maximize value for our stockholders and creditors, which is subject to significant risks and uncertainties.

In addition, as we wind down, we will continue to incur expenses from operations, such as operating costs, salaries, rental payments, directors’ and officers’ insurance, payroll and local taxes; and other legal, accounting and financial advisory fees, which will reduce any amounts available for distribution to our stockholders.

As a result of these and other factors, we cannot assure you as to any amounts to be distributed to our stockholders if our Board proceeds with the Dissolution. If our stockholders do not approve the Plan of Dissolution, no liquidating distributions will be made.

Liquidating distributions to stockholders could be substantially reduced and/or delayed due to uncertainty regarding the resolution of certain potential tax claims, litigation matters and other unresolved contingent liabilities of the Company.

Without limiting its flexibility, our Board may, at its option, rely on the “safe harbor” procedures under Sections 280 and 281(a) of the DGCL to, among other things, obtain the Court Order establishing the amount and form of security for pending claims for which the Company is a party, contingent or unmatured contract claims for which the holder declined the Company’s offer of a security, and unknown claims that, based on facts known to the Company, are likely to arise or become known within five years filing of the Certificate of Dissolution (or such longer period of time, not to exceed ten years, as the Delaware Court of Chancery may determine), and pay or make reasonable provision for our uncontested known claims and expenses and establish reserves for other claims as required by the Court Order and the DGCL.

Whether any remaining assets or cash of the Company can be used to make liquidating distributions to stockholders would depend on whether claims for which we have set aside reserves are resolved or satisfied at amounts less than such reserves and whether a need has arisen to establish additional reserves. We cannot assure stockholders that our liabilities can be resolved for less than the amounts we have reserved, or that unknown liabilities that have not been accounted for will not arise. As a result, we may continue to hold back funds and delay additional liquidating distributions to stockholders. It is important for us to retain sufficient funds to pay the expenses and liabilities actually owed to our creditors, because under the DGCL, if the we fail to do so, each stockholder could be held liable for the repayment to creditors, out of the amounts previously distributed to such stockholder in the Dissolution from us or from any liquidating trust or trusts, of such stockholder’s pro rata share of such excess (up to the full amount actually received by such stockholder in Dissolution).

We cannot predict the timing of the distributions to stockholders.

Following the sale or other disposition of our remaining non-cash assets, or such earlier time as our Board determines in its sole discretion, we will file the Certificate of Dissolution as soon as practicable and in accordance with the DGCL.

We are currently targeting a filing of the Certificate of Dissolution as soon as practical following the approval of the Plan of Dissolution, if approved by our stockholders. Ultimately, the decision of whether or not to proceed with the Dissolution will be made by our Board in its sole discretion. If our stockholders approve the Plan of Dissolution, our Board has not set a deadline to make its decision to proceed with the effectiveness of the Dissolution. No further stockholder approval would be required to effect the Dissolution. However, if our Board determines that the Dissolution is not in the best interests of the Company and our stockholders, our Board may, in its sole discretion, abandon the Dissolution or may amend or modify the Plan of Dissolution to the extent permitted by Delaware law without the necessity of further stockholder approval. After the Certificate of Dissolution has been filed, revocation of the Dissolution would require stockholder approval under Delaware law.

Our Board will determine, in its sole discretion and in its own timing, the timing of any distributions to our stockholders in the Dissolution. We can provide no assurance as to if or when any such distribution will be made, and we cannot provide any assurance as to the amount to be paid to stockholder in any such distribution, if one is made. The Board intends to seek to distribute funds to our stockholders as quickly as possible, as permitted by the DGCL, and will take all reasonable actions to optimize the distributable value to our stockholders.

Under the DGCL, before a dissolved corporation may make any distribution to its stockholders, it must pay or make reasonable provision to pay all of its claims and obligations, including all contingent, conditional or unmatured contractual claims known to the corporation. The precise amount and timing of any distributions to our stockholders will depend on and could be delayed or diminished due to many factors, including without limitation:

•
whether a claim is resolved for more than the amount of reserve established for such claim pursuant to any Court Order;
•
whether we are unable to resolve claims with creditors or other third parties, or if such resolutions take longer than expected;
•
whether a creditor or other third party seeks an injunction against the making of additional distributions to stockholders on the basis that the amounts to be distributed are needed to satisfy our liabilities or other obligations to the extent not previously reserved for;

•
whether due to new facts and developments, a new claim, as our Board reasonably determines, requires additional funds to be reserved for its satisfaction; and
•
whether the expenses we incur in the winding-up process, including expenses of personnel required and other operating expenses (including legal, accounting and other professional fees), necessary to dissolve and liquidate the Company are more than anticipated.

As a result of these and other factors, it might take significant time to resolve these matters, and as a result we are unable to predict the timing of distributions, if any are made, to our stockholders.

The Dissolution pursuant to the Plan of Dissolution may be disrupted and adversely impacted by the effects of natural disasters, political crises, public health crises, and other events outside of our control.

Natural disasters, such as adverse weather, fires, earthquakes, power shortages and outages, political crises, such as terrorism, war, political instability, or other conflict, criminal activities, public health crises, such as disease epidemics and pandemics, and other disruptions or events outside of our control could negatively affect our operations. Any of these events may cause a delay in our targeted timing to file the Certificate of Dissolution with the Delaware Secretary of State.

The amount of cash available to distribute to our stockholders depends on our ability to dispose of certain of our non-cash assets.

Our efforts to enhance stockholder value through the sale or other disposition of our remaining non-cash assets may not be successful, which would significantly reduce, or eliminate, the cash or value of other non-cash assets available for distribution to our stockholders. We cannot assure you that our efforts to enhance stockholder value will succeed. There will be risks associated with any potential transactions, including whether offers for our remaining non-cash assets will be at valuations that we deem reasonable. Moreover, we are not able to predict how long it will take to consummate the sale or other disposition of our remaining non-cash assets, the delay of which may impact the timing of the Dissolution. We intend for any sale or other disposition of assets to occur prior to stockholder approval of the Plan of Dissolution. However, the timing and terms of such a sale or other disposition will depend on a variety of factors, many of which are beyond our control. A delay in, or failure to complete, any such transaction could have an effect on our stock price and the amount of any potential distributions to our stockholders.

In addition, our ability to successfully complete such a sale or other disposition could be negatively affected by adverse macroeconomic and geopolitical developments, both in the United States and elsewhere around the world. We are exploring and evaluating potential transactions, the success or timing of which may be impacted by a general economic slowdown or recession. In order to successfully monetize our assets, we must identify and complete one or more transactions with third parties. Even if we are able to identify potential transactions in furtherance of the sale or other disposition of our remaining non-cash assets, such buyers may be operationally constrained or unable to locate financing on attractive terms or at all, which risk may be heightened due to the uncertainty of a potential general economic slowdown or recession. Additionally, if financing is unavailable to potential buyers of our assets, or if potential buyers are unwilling to engage in various transactions due to the uncertainty in the market or rising interest rates, our ability to complete such acquisition would be significantly impaired.

Any negative impact on such third parties due to any of the foregoing events could cause costly delays and have a material adverse effect on our ability to return value to our stockholders, including our ability to realize full value from a sale or other disposition of certain of our non-cash assets as part of our monetization strategy. Any such negative impacts could also reduce the amount of cash or other property we are able to distribute to our stockholders.

Our Board may determine not to proceed with the Dissolution.

Even if the Plan of Dissolution is approved by our stockholders, our Board may determine, in the exercise of its fiduciary duties, not to proceed with the Dissolution. If our Board elects to pursue any alternative to the Plan of Dissolution, our stockholders may not receive any of the funds that might otherwise be available for distribution to our stockholders. Additionally, as discussed above under the heading “We cannot predict the timing of the distributions to stockholders”, the decision of whether or not to proceed with the Dissolution will be made by our Board in its sole discretion and our Board has not set a deadline to make its decision to proceed with or abandon the Dissolution after stockholder approval. After the Certificate of Dissolution has been filed, revocation of the Dissolution would require stockholder approval under Delaware law.

Our stockholders may be liable to our creditors for part or all of the amount received from us in our liquidating distributions if reserves are inadequate.

If the Dissolution becomes effective, we may establish a contingency reserve designed to satisfy any additional claims and obligations that may arise, including any claims from holders of the Company’s Common Stock, options to purchase Common Stock and/or warrants to purchase Common Stock or preferred stock of the Company. Any contingency reserve may not be adequate to cover all of our claims and obligations. Under the DGCL, if we fail to create an adequate contingency reserve for payment of our expenses, claims and obligations, each stockholder could be held liable for payment to our creditors for claims brought during the three-year period after we file the Certificate of Dissolution with the Delaware Secretary of State, up to the lesser of (i) such stockholder’s pro rata share of amounts owed to creditors in excess of the contingency reserve and (ii) the amounts previously received by such stockholder in dissolution from us and from any liquidating trust or trusts. Accordingly, in such event, a stockholder could be required to return part or all of the distributions previously made to such stockholder pursuant to the Dissolution, and a stockholder could receive nothing from us under the Plan of Dissolution. Moreover, if a stockholder has paid taxes on amounts previously received, a repayment of all or a portion of such amounts received could result in a situation in which such repayment does not result in a commensurate refund of such taxes paid.

Our directors and officers will continue to receive benefits from the Company following the Dissolution.

Following the effective date of the Dissolution, we will continue to indemnify each of our current and former directors and officers to the extent permitted under the DGCL and our certificate of incorporation, amended and restated bylaws and agreements as in effect at the time of the filing of the Certificate of Dissolution. In addition, we intend to maintain directors’ and officers’ insurance coverage throughout the wind down period.

We will continue to incur the expenses of complying with public company reporting requirements.

We have an obligation to continue to comply with the applicable reporting requirements of the Exchange Act, even though compliance with such reporting requirements is economically burdensome. In order to curtail expenses, we currently intend, after the filing of the Certificate of Dissolution, to seek relief from the SEC from the reporting requirements under the Exchange Act.

However, the SEC may not grant any such relief, in which case we would be required to continue to bear the expense of being a public reporting company.

If stockholders vote against the Dissolution pursuant to the Plan and Dissolution, we may pursue other alternatives, but there can be no assurance that any of these alternatives would result in greater stockholder value than the proposed Dissolution, and any alternative we select may entail additional risks.

In July 2023, we announced that, in light of our financial condition and review of its business, including the status of programs, resources and capabilities, our Board had approved a plan to review strategic alternatives, including a sale or merger of the Company or one or more sales of our assets, and to significantly and immediately reduce our operations. After an extensive review of strategic alternatives, we have been unable to identify any meaningful financial alternatives, a merger partner or purchaser of our Company or substantially all of our assets. In September 2023, after extensive consideration of potential strategic alternatives, our Board approved and adopted the Plan of Dissolution that would include the distribution of remaining cash to stockholders following an orderly wind down of the company’s operations, including any proceeds from the potential sale of any pipeline assets. In order to reduce costs and in connection with the Plan of Dissolution, we discontinued all clinical development programs and reduced our workforce, including the termination of all employees except for two employees at the end of September.

If our stockholders do not approve the Plan of Dissolution, the Board will continue its corporate existence and continue to explore what, if any, alternatives are available for the future of the Company in light of its discontinued business activities; however, those alternatives are likely limited to seeking voluntary dissolution at a later time with potentially diminished assets, seeking bankruptcy protection (should our net assets decline to levels that would require such action) or investing our cash in another operating business.

There can be no assurance that any of these alternatives would result in greater stockholder value than the proposed Dissolution pursuant to the Plan of Dissolution. Moreover, any alternative we select may entail additional risks.

Our stockholders will not be able to buy or sell shares of our common stock after we close our stock transfer books on the Final Record Date.

If the Board determines to proceed with the Dissolution, we intend to close our stock transfer books and discontinue recording transfers of our common stock at the effective time of the Dissolution as set forth in the Certificate of Dissolution. After we close our stock transfer books, we will not record any further transfers of our common stock on our books except by will, intestate succession or operation of law. Therefore, shares of our common stock will not be freely transferable after the Final Record Date. As a result of the closing of the stock transfer books, all liquidating distributions from a liquidating trust, if any, or from us after the Final Record Date will be made pro rata to the same stockholders of record as the stockholders of record as of the Final Record Date.

We plan to initiate steps to exit from certain reporting requirements under the Exchange Act, which may substantially reduce publicly available information about us. If the exit process is protracted, we will continue to bear the expense of being a public reporting company despite having no source of revenue.

Our common stock is currently registered under the Exchange Act, which requires that we, and our officers and directors with respect to Section 16 of the Exchange Act, comply with certain public reporting and proxy statement requirements thereunder. Compliance with these requirements is costly and time-consuming. We plan to initiate steps to exit from such reporting requirements in order to curtail expenses; however, such process may be protracted and we may be required to continue to file Current Reports on Form 8-K or other reports to disclose material events, including those related to the Dissolution. Accordingly, we will continue to incur expenses that will reduce the amount available for distribution, including expenses of complying with public company reporting requirements and paying its service providers, among others. If our reporting obligations cease, publicly available information about us will be substantially reduced.

Stockholders may not be able to recognize a loss for U.S. federal income tax purposes until they receive a final distribution from us.

Distributions made pursuant to the Plan of Dissolution are intended to be treated as received by a stockholder in exchange for the stockholder’s shares of our common stock. Accordingly, the amount of any such distribution allocable to a block of shares of our common stock owned by a U.S. stockholder will reduce the stockholder’s tax basis in such shares, but not below zero. Any excess amount allocable to such shares will be taxable as capital gain. Such gain generally will be taxable as long-term capital gain if the shares have been held for more than one year. Any tax basis remaining in a share of our common stock following the final liquidating distribution by the Company will be treated as a capital loss. The deductibility of capital losses is subject to limitations. For a more detailed discussion, see “Certain Material U.S. Federal Income Tax Consequences” beginning on page 31 of this Proxy Statement. You should consult your tax advisor as to the particular tax consequences of the Dissolution to you, including the applicability of any U.S. federal, state, local and non-U.S. tax laws.

The tax treatment of any liquidating distribution may vary from stockholder to stockholder, and the discussions in this proxy statement regarding tax consequences are general in nature.

We have not requested a ruling from the IRS with respect to the anticipated tax consequences of the Dissolution, and we will not seek an opinion of counsel with respect to the anticipated tax consequences of any liquidating distributions. If any of the anticipated tax consequences described in this proxy statement prove to be incorrect, the result could be increased taxation at the corporate or stockholder level, thus reducing the benefit to our stockholders and us from the Dissolution. Tax considerations applicable to particular stockholders may vary with and be contingent on the stockholder’s individual circumstances. You should consult your own tax advisor for tax advice instead of relying on the discussions of tax consequences in this proxy statement.

Further stockholder approval will not be required in connection with the implementation of the Plan of Dissolution, including the sale or disposition of all or substantially all of our assets following the effective time of the Dissolution pursuant to the Plan of Dissolution.

The approval of the Plan of Dissolution by the requisite vote of the stockholders will grant full and complete authority to our Board and officers, without further stockholder action, to proceed with the Dissolution pursuant to Plan of Dissolution in accordance with any applicable provision of Delaware law. Following the effective time of the Dissolution, we may sell, distribute or otherwise dispose of our remaining non-cash assets without further stockholder approval. As a result, stockholders will no longer have the opportunity to approve or reject a sale of all or substantially all of our assets after the Certificate of Dissolution has been filed and the Plan of Dissolution provides for ratification of any prior sales and disposition of our assets. Also, after the effective time, the Board may, in order to maximize value for our stockholders and creditors, authorize actions in implementing the Plan of Dissolution, including the specific terms and prices for the sales and dispositions of its remaining assets, with which stockholders may not agree. Although we are currently targeting, if approved by our stockholders, a filing of the Certificate of Dissolution as soon as practical following any approval by our stockholders of the Plan of Dissolution as discussed above under the heading “—We cannot predict the timing of the distributions to stockholders”, ultimately, the decision of when and whether or not to proceed with the Dissolution will be made by the Board in its sole discretion.

We can abandon or revoke the Dissolution and this may cause prior distributions made in liquidation to be treated as dividends.

By approving the Plan of Dissolution, stockholders will also be granting our Board the authority, notwithstanding stockholder approval of the Plan of Dissolution, to abandon the Dissolution prior to the filing of the Certificate of Dissolution without further stockholder action, if our Board determines that the Dissolution is not in the best interests of us and our stockholders.

After the filing of the Certificate of Dissolution, our Board may revoke the Dissolution if holders of a majority of the voting power of our common stock entitled to vote on the Plan of Dissolution approve a resolution adopted by our Board recommending such revocation. If the Plan of Dissolution is abandoned or revoked, then all prior distributions made in liquidation to stockholders may be treated as dividends to the extent of our current and accumulated earnings and profits. See “Certain Material U.S. Federal Income Tax Consequences” of our Proxy Statement filed October 18, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

None.

Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarterly period ended September 30, 2023, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement, and/or any non-Rule 10b5-1 trading arrangement (as such terms are defined pursuant to Item 408(a) of Regulation S-K).

Item 6. Exhibits.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
2.1	Plan of Dissolution of Registrant (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K with the Securities and exchange Commission on September 18, 2023).
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
10.1+

Amended and Restated 2020 Incentive Award Plan, effective June 20, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 10, 2023).

10.2

Lease Termination Agreement, dated August 7, 2023, between the Company and San Diego Sycamore, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 10, 2023).

10.3*+^	Notice of Termination and Letter Agreement, dated September 18, 2023 by and between the Company and Steven J. Mento.
10.4*+	Notice of Termination and Letter Agreement, dated September 18, 2023, by and between the Company and Alfred P. Spada.
10.5*+^	Notice of Termination and Letter Agreement, dated September 18, 2023, by and between the Company and Joyce Reyes.
10.6*+^	Amended and Restated Executive Employment Agreement, dated September 18, 2023, by and between the Company and Susan Knudson.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

+ Indicates a management contract or compensatory plan, contract or arrangement.

^ Pursuant to Item 601(b)(10) of Regulation S-K, certain confidential portions of this exhibit were omitted by means of marking such portions with an asterisk because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Histogen Inc.

Date: November 9, 2023	By:	/s/ Susan A. Knudson
Susan A. Knudson President, Chief Executive Officer, and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)